Form 10-Q
period 2008-06-30
Western Gas Partners LP
filed 2008-08-13
CIK 1414475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Period Ended June 30, 2008
Commission File No. 001-34046
WESTERN GAS PARTNERS, LP
1201 Lake Robbins Drive, The Woodlands, Texas 77380-1046
(832) 636-6000

Organized in the State of Delaware	Employer Identification No. 26-1075808
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Non-accelerated filer ☑	Accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 26,536,306 Common Units outstanding as of July 30, 2008.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Western Gas Partners, LP
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per-unit amounts)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007		2008	2007

Revenues — affiliates
Gathering and transportation of natural gas	$27,155	$23,158		$54,102	$46,550
Condensate	—	1,945		—	4,362
Natural gas and other	3,482	112		3,998	645

Total revenues — affiliates	30,637	25,215		58,100	51,557

Revenues — third parties
Gathering and transportation of natural gas	3,372	1,754		7,214	3,754
Condensate	5,541	63		10,860	225
Natural gas and other	70	200		1,672	1,617

Total revenues — third parties	8,983	2,017		19,746	5,596

Total Revenues	39,620	27,232		77,846	57,153

Operating Expenses — affiliates
Cost of product	3,258	1,433		7,018	4,260
General and administrative	2,173	589		3,325	1,579

Total operating expenses — affiliates	5,431	2,022		10,343	5,839

Operating Expenses — third parties
Cost of product	3,315	—		3,315	—
Operation and maintenance	8,732	6,951		17,291	13,837
General and administrative	9	326		109	645
Property and other taxes	1,653	1,273		3,223	2,776

Total operating expenses — third parties	13,709	8,550		23,938	17,258
Depreciation	6,554	5,371		13,010	10,743

Total Operating Expenses	25,694	15,943		47,291	33,840

Operating Income	13,926	11,289		30,555	23,313
Interest income (expense), net — affiliates	1,685	(3,617)		(441)	(5,756)
Other income	27	—		31	—

Income Before Income Taxes	15,638	7,672		30,145	17,557

Income Tax Expense	2,730	2,911		8,018	6,446

Net Income	$12,908	$4,761		$22,127	$11,111

Calculation of Limited Partner Interest in Net Income:
Net income(a)	$8,249	n/a	(b)	$8,249	n/a
Less general partner interest in net income	165	n/a		165	n/a

Limited partner interest in net income	$8,084	n/a		$8,084	n/a

Net income per limited partner unit — basic	$0.15	n/a		$0.15	n/a
Net income per limited partner unit — diluted	$0.15	n/a		$0.15	n/a

Limited partner units outstanding — basic	53,072	n/a		53,072	n/a
Limited partner units outstanding — diluted	53,103	n/a		53,103	n/a

(a)	Reflective of general and limited partner interest in net income since closing of the Partnership’s initial public offering. See Note 4, “Net Income per Limited Partner Unit.”

(b)	Not applicable
See accompanying notes to the consolidated financial statements.

Western Gas Partners, LP
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except number of units)

	June 30, 2008	December 31, 2007

ASSETS
Current Assets
Cash and cash equivalents	$25,788	$—
Accounts receivable, net — third parties	3,415	4,397
Accounts receivable, net — affiliates	1,587	—
Natural gas imbalance receivables — third parties	881	899
Deferred income taxes	14	2,916
Other current assets	1,068	—

Total current assets	32,753	8,212

Other Assets	—	27
Note Receivable — Anadarko	260,000	—
Property, Plant and Equipment
Cost	498,704	483,896
Less accumulated depreciation	133,770	120,277

Net property, plant and equipment	364,934	363,619
Goodwill	4,783	4,783

Total Assets	$662,470	$376,641

LIABILITIES, PARTNERS’ CAPITAL AND PARENT NET EQUITY
Current Liabilities
Accounts payable	$762	$3,357
Natural gas imbalance payable — third parties	4,791	2,104
Natural gas imbalance payable — affiliates	305	—
Accrued ad valorem taxes	3,173	1,100
Income taxes payable	4	313
Accrued liabilities	3,050	4,843

Total current liabilities	12,085	11,717
Long-Term Liabilities
Deferred income taxes	372	76,423
Asset retirement obligations and other	8,144	7,185

Total long-term liabilities	8,516	83,608

Total Liabilities	20,601	95,325

Partners’ Capital and Parent Net Equity
Common units (26,536,306 units issued and outstanding at June 30, 2008)	374,248	—
Subordinated units (26,536,306 units issued and outstanding at June 30, 2008)	257,120	—
General partner units (1,083,115 units issued and outstanding at June 30, 2008)	10,501	—
Parent net investment	—	281,316

Total Partners’ Capital and Parent Net Equity	641,869	281,316

Total Liabilities, Partners’ Capital and Parent Net Equity	$662,470	$376,641

See accompanying notes to the consolidated financial statements.

Western Gas Partners, LP
CONSOLIDATED STATEMENT OF PARENT NET EQUITY AND PARTNERS’ CAPITAL
(Unaudited, in thousands)

		Partners’ Capital
	Parent Net	Limited Partners		General
	Investment	Common	Subordinated	Partner	Total

Balance at December 31, 2007	$281,316	$—	$—	$—	$281,316
Net income attributable to the period from January 1, 2008 through May 13, 2008	13,878	—	—	—	13,878
Reimbursement of capital expenditures by parent	(45,346)	—	—	—	(45,346)
Elimination of net deferred tax liabilities	76,500	—	—	—	76,500
Net advance to parent	(8,139)	—	—	—	(8,139)
Contribution of net assets to Western Gas Partners, LP	(318,209)	54,638	253,235	10,336	—
Issuance of common units to public, net of offering and other costs	—	315,346	—	—	315,346
Non-cash equity-based compensation	—	65	—	—	65
Net income attributable to the period from May 14, 2008 through June 30, 2008	—	4,199	3,885	165	8,249

Balance at June 30, 2008	$—	$374,248	$257,120	$10,501	$641,869

See accompanying notes to the consolidated financial statements.

Western Gas Partners, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2008	2007

Cash Flow from Operating Activities
Net income	$22,127	$11,111
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,010	10,743
Deferred income taxes	3,351	6,262
Changes in assets and liabilities:
Increase in accounts receivable	(605)	(595)
Decrease in natural gas imbalance receivable	18	516
Increase (decrease) in accounts payable and accrued expenses	1,303	(3,854)
Increase (decrease) in other items, net	(976)	(49)

Net cash provided by operating activities	38,228	24,134

Cash Flow from Investing Activities
Capital expenditures	(14,301)	(21,842)
Loan to Anadarko	(260,000)	—

Net cash used in investing activities	(274,301)	(21,842)

Cash Flow from Financing Activities
Proceeds from issuance of common units	315,346	—
Reimbursement of capital expenditures to parent	(45,346)	—
Net advance to parent	(8,139)	(2,748)

Net cash provided by (used in) financing activities	261,861	(2,748)

Net Increase (Decrease) in Cash	25,788	(456)

Cash and Cash Equivalents at Beginning of Period	—	458

Cash and Cash Equivalents at End of Period	$25,788	$2

Supplemental Disclosures
Significant non-cash investing and financing transactions:
Contribution of net assets to Western Gas Partners, LP from parent	$318,209	$—
Elimination of net deferred tax liabilities	$76,500	$—
Property, plant and equipment contributed by parent	$—	$19,789
Decrease in accrued capital expenditures	$934	$2,633
See accompanying notes to the consolidated financial statements.

Notes to consolidated financial statements of Western Gas Partners, LP
(Unaudited)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Western Gas Partners, LP (the “Partnership”) is a Delaware limited partnership formed in August 2007. As of June 30, 2008, the Partnership’s assets consisted of six gathering systems, five natural gas treating facilities and one interstate pipeline. The Partnership’s assets are located in East and West Texas, the Rocky Mountains (Utah and Wyoming) and the Mid-Continent (Kansas and Oklahoma). The Partnership is engaged in the business of gathering, compressing, treating and transporting natural gas for Anadarko Petroleum Corporation and its consolidated subsidiaries (“Anadarko”) and third-party producers and customers. The Partnership’s general partner is Western Gas Holdings, LLC, a wholly owned subsidiary of Anadarko.
On May 14, 2008 (the “Closing Date”), the Partnership closed its initial public offering of 18,750,000 common units at a price of $16.50 per unit. On June 11, 2008, the Partnership issued an additional 2,060,875 common units to the public pursuant to the partial exercise of the underwriters’ over-allotment option (collectively, the “Offering”). The common units are listed on the New York Stock Exchange under the symbol “WES.” The Partnership received gross proceeds of $343.4 million from the Offering, less $22.3 million for underwriting discounts and structuring fees. The Partnership used the balance of the gross offering proceeds as follows:
➢	approximately $5.7 million to pay offering expenses;

➢	approximately $45.4 million to reimburse Anadarko for capital expenditures it incurred with respect to assets contributed to the Partnership;

➢	$260.0 million loaned to Anadarko in exchange for a 30-year note bearing interest at a fixed annual rate of 6.50%; and

➢	$10.0 million retained for general partnership purposes.
As of June 30, 2008, the Partnership had outstanding 26,536,306 common units, 26,536,306 subordinated units, and 1,083,115 general partner units, in addition to Incentive Distribution Rights (“IDRs”). IDRs entitle the holder to specified increasing percentages of cash distributions as the Partnership’s per-unit cash distributions increase. The common units issued to the public represent an aggregate 38.4% limited partner interest in the Partnership, based on the number of limited partner units outstanding as of June 30, 2008.
Concurrent with closing of the Offering, Anadarko contributed the assets and liabilities of Anadarko Gathering Company LLC (“AGC”), Pinnacle Gas Treating LLC (“PGT”) and MIGC LLC (“MIGC”) to the Partnership in exchange for the 1,083,115 general partner units, representing a 2.0% general partner interest in the Partnership, 100% of the IDRs, and 5,725,431 common units and 26,536,306 subordinated units, together representing an aggregate 59.6% limited partner interest in the Partnership, based on the number of limited partner units outstanding as of June 30, 2008. The common units held by Anadarko include 751,625 common units issued following the expiration of the underwriters’ over-allotment option and represent the portion of the common units which were not exercised by the underwriters under the option. See Note 3, “Partnership Equity and Distributions,” for information related to the distribution rights of the common and subordinated unitholders and to the IDRs held by the general partner.
The information furnished herein reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of financial position as of June 30, 2008 and December 31, 2007, the results of operations for the three months ended June 30, 2008 and 2007 and for the six months ended June 30, 2008 and 2007, changes in partners’ capital and parent net equity for the six months ended June 30, 2008 and statements of cash flows for the six months ended June 30, 2008 and 2007. Certain amounts in prior periods have been reclassified to conform to the current presentation.
The accompanying unaudited consolidated financial statements of the Partnership have been prepared in accordance with accounting principles generally accepted in the United States and include the historical cost-basis accounts of AGC, PGT and MIGC, which were contributed to the Partnership by Anadarko in connection with the Offering, for the periods prior to May 14, 2008. The consolidated financial statements for periods prior to the Closing Date have been prepared from the separate records maintained by Anadarko and may not necessarily be indicative of the actual results of operations that might have occurred if the Partnership had operated separately during the periods reported. The “Partnership” as used herein refers to the consolidated financial results and operations of AGC, PGT

Notes to consolidated financial statements of Western Gas Partners, LP
(Unaudited)
and MIGC from their inception through the date of their contribution to the Partnership and to the Partnership thereafter. Financial results for the Partnership for the three months ended June 30, 2008 and for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008.
The Partnership’s costs of doing business incurred by Anadarko on behalf of the Partnership have been reflected in the accompanying financial statements. These costs include general and administrative expenses charged by Anadarko to the Partnership in exchange for:
➢	business services, such as payroll, accounts payable and facilities management;

➢	corporate services, such as finance and accounting, legal, human resources, investor relations and public and regulatory policy;

➢	executive compensation, but not including share-based compensation for periods ending prior to the Closing Date; and

➢	pension and other post-retirement benefit costs.
Transactions between the Partnership and Anadarko have been identified in the consolidated financial statements as transactions between affiliates. Please see Note 5, “Transactions with Affiliates.”
The accompanying consolidated financial statements and notes should be read in conjunction with the Partnership’s Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission on April 25, 2008.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of estimates
To conform to accounting principles generally accepted in the United States, management makes estimates and assumptions that affect the amounts reported in the consolidated financial statements and the notes thereto. These estimates are evaluated on an ongoing basis, utilizing historical experience and other methods considered reasonable in the particular circumstances. Although these estimates are based on management’s best available knowledge at the time, actual results could differ.
Effects on the Partnership’s business, financial position and results of operations resulting from revisions to estimates are recognized when the facts that give rise to the revision become known. Changes in facts and circumstances or discovery of new facts or circumstances may result in revised estimates and actual results may differ from these estimates.
Property, plant and equipment
Property, plant and equipment are stated at the lower of historical cost less accumulated depreciation or fair value, if impaired. The Partnership capitalizes all construction-related direct labor and material costs. The cost of renewals and betterments that extend the useful life of property, plant and equipment is also capitalized. The cost of repairs, replacements and major maintenance projects which do not extend the useful life or increase the expected output of property, plant and equipment is expensed as it is incurred. Depreciation is computed over the asset’s estimated useful life using the straight-line method or half-year convention method.
The Partnership evaluates whether long-lived assets have been impaired and determines if the carrying amount of its assets may not be recoverable. For such long-lived assets, impairment exists when the carrying amount of an asset exceeds estimates of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. When alternative courses of action to recover the carrying amount of a long-lived asset are under consideration, estimates of future undiscounted cash flows take into account possible outcomes and probabilities of their occurrence. If the carrying amount of the long-lived asset is not recoverable, based on the estimated future undiscounted cash flows, the impairment loss is measured as the excess of the asset’s carrying amount over its estimated fair value, such that the asset’s carrying amount is adjusted to its estimated fair value with an offsetting charge to operating expense.

Notes to consolidated financial statements of Western Gas Partners, LP
(Unaudited)
Fair value represents the estimated price between market participants to sell an asset in the principal or most advantageous market for the asset, based on assumptions a market participant would make. When warranted, management assesses the fair value of long-lived assets using commonly accepted techniques and may use more than one source in making such assessments. Sources used to determine fair value include, but are not limited to, recent third-party comparable sales, internally developed discounted cash flow analyses and analyses from outside advisors. Significant changes, such as changes in commodity prices, the condition of an asset, or management’s intent to utilize the asset generally require management to reassess the cash flows related to long-lived assets.
No long-lived asset impairment has been recognized in these consolidated financial statements.
Goodwill
Goodwill represents the excess of the purchase price of an entity over the estimated fair value of the identifiable assets acquired and liabilities assumed. During 2006, the Partnership recognized goodwill of $4.8 million in connection with the acquisition of MIGC. None of this goodwill is deductible for income tax purposes.
The Partnership evaluates whether goodwill has been impaired. Impairment testing is performed annually, unless facts and circumstances make it necessary to test more frequently. The Partnership has determined that it has one operating segment and two reporting units and, accordingly, goodwill is assessed for impairment at the reporting unit level. Goodwill impairment assessment is a two-step process. Step one focuses on identifying a potential impairment by comparing the fair value of the reporting unit with the carrying amount of the reporting unit. If the fair value of the reporting unit exceeds its carrying amount, no further action is required. However, if the carrying amount of the reporting unit exceeds its fair value, step two of the process is performed, and goodwill is written down to the implied fair value of the goodwill through a charge to operating expense.
No goodwill impairment has been recognized in these consolidated financial statements.
Asset retirement obligations
The Partnership recognizes a liability based on the estimated costs of retiring tangible long-lived assets. The liability is recognized at the fair value of the asset retirement obligation when the obligation is incurred, which generally is when an asset is acquired or constructed. The carrying amount of the associated asset is increased commensurate with the liability recognized. Subsequent to the initial recognition, the liability is adjusted for any changes in the expected value of the retirement obligation (with corresponding adjustments to property, plant and equipment) and for accretion of the liability due to the passage of time, until the obligation is settled. If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded for both the asset retirement obligation and the associated asset carrying amount.
Revenue recognition
The Partnership provides gathering and treating services pursuant to fee-based contracts. Under these arrangements, the Partnership is paid a fixed fee based on the volume and thermal content of the natural gas it gathers or treats and recognizes gathering and treating revenues for its services at the time the service is performed.
Under certain gathering agreements, the Partnership retains and sells condensate, which is recovered from the natural gas stream during the gathering process, and compensates the shippers with a thermally equivalent volume of natural gas. The Partnership recognizes revenue from the sale of this condensate upon transfer of title.
The Partnership earns transportation revenues through firm contracts that obligate each of its customers to pay a monthly reservation or demand charge regardless of the pipeline capacity used by that customer. An additional commodity usage fee is charged to the customer based on the actual volume of natural gas transported. Revenues are also generated from interruptible contracts pursuant to which a fee is charged to the customer based on volumes transported through the pipeline. Revenues for transportation of natural gas are recognized over the period of firm transportation contracts or, in the case of usage fees and interruptible contracts, when the

Notes to consolidated financial statements of Western Gas Partners, LP
(Unaudited)
volumes are received into the pipeline. From time to time, certain revenues may be subject to refund pending the outcome of rate matters before the Federal Energy Regulatory Commission and reserves are established where appropriate. During the periods presented herein, there were no pending rate cases and no related reserves have been established.
Natural gas imbalances
The consolidated balance sheets include natural gas imbalance receivables or payables resulting from differences in gas volumes received into the Partnership’s systems and gas volumes delivered by the Partnership to customers. Natural gas volumes owed to or by the Partnership that are subject to tariffs are valued at market index prices, as of the balance sheet dates, and are subject to cash settlement procedures. Other natural gas volumes owed to or by the Partnership are valued at the Partnership’s weighted average cost of natural gas as of the balance sheet dates and are settled in-kind. As of June 30, 2008, natural gas imbalance receivables and payables were approximately $881,000 and $5.1 million, respectively. As of December 31, 2007, natural gas imbalance receivables and payables were approximately $899,000 and $2.1 million, respectively.
Environmental expenditures
The Partnership expenses environmental expenditures related to conditions caused by past operations that do not generate current or future revenues. Environmental expenditures related to operations that generate current or future revenues are expensed or capitalized, as appropriate. Liabilities are recorded when the necessity for environmental remediation becomes probable and the costs can be reasonably estimated, or when other potential environmental liabilities are probable and may be reasonably estimated.
Cash equivalents
The Partnership considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents. The Partnership had approximately $25.8 million of cash or cash equivalents as of June 30, 2008 and no cash or cash equivalents as of December 31, 2007.
Bad-debt reserve
The Partnership transacts its business primarily with Anadarko, for which no credit limit is maintained. The Partnership analyzes its exposure to bad debt on a customer-by-customer basis for its third-party accounts receivable and may establish credit limits for significant third-party customers. For third-party accounts receivable, the amount of bad-debt reserve at June 30, 2008 and December 31, 2007 was approximately $78,000 and $41,000, respectively.
Equity-based compensation
Concurrent with closing of the Offering, awards of phantom units were granted to independent directors of the general partner under the Western Gas Partners, LP 2008 Long-Term Incentive Plan (“LTIP”), which permits the issuance of up to 2,250,000 units. Upon vesting of each phantom unit, the holder will receive common units of the Partnership or, at the discretion of the general partner’s board of directors, the holders will receive cash for an amount equal to the fair market value of common units of the Partnership at the time of vesting. Share-based compensation expense attributable to grants made pursuant to the LTIP will impact the Partnership’s cash flow from operating activities only to the extent the general partner’s board of directors elects to make a cash payment to a participant in lieu of the issuance of common units upon the lapse of the vesting period.
Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (revised 2004), (“SFAS 123(R)”), requires companies to recognize stock-based compensation as an operating expense. The Partnership amortizes the expense associated with awards issued pursuant to the LTIP over their vesting periods.
Additionally, the Partnership’s general and administrative expenses include equity-based compensation costs allocated by Anadarko to the Partnership for grants made pursuant to the Western Gas Holdings, LLC Equity Incentive Plan (“Incentive Plan”) as well as the

Notes to consolidated financial statements of Western Gas Partners, LP
(Unaudited)
Anadarko Petroleum Corporation 1999 Stock Incentive Plan and the Anadarko Petroleum Corporation 2008 Omnibus Incentive Compensation Plan (Anadarko’s plans are collectively referred to as the “Anadarko Incentive Plans”). The incentive units issued pursuant to the Incentive Plan are subject to time restrictions that lapse ratably over three years and become payable in cash by the general partner three days prior to the ten-year anniversary of the grant date or earlier in connection with certain other events. Equity-based compensation expense attributable to grants made pursuant to the Incentive Plan will impact the Partnership’s cash flow from operating activities only to the extent cash payments are made to Incentive Plan participants and such cash payments do not cause total annual reimbursements made by the Partnership to Anadarko pursuant to the omnibus agreement described in Note 5, “Transactions with Affiliates,” to exceed the general and administrative expense limit set forth therein for the periods to which such expense limit applies.
Income taxes
The Partnership generally is not subject to federal or state income tax. The Partnership is subject to a Texas margin tax and recognizes this tax expense in its consolidated financial statements. Prior to closing of the Offering, tax expense was recorded for income related to the assets that Anadarko contributed to the Partnership at the Closing Date. For periods prior to the Closing Date, deferred federal and state income taxes were provided on temporary differences between the financial statement carrying amounts of recognized assets and liabilities and their respective tax bases as if the Partnership filed tax returns as a stand-alone entity. For periods subsequent to the Closing Date, the Partnership will make payments to Anadarko pursuant to the tax sharing arrangement entered into between Anadarko and the Partnership for its share of Texas margin tax that are included in any combined or consolidated returns filed by Anadarko.
Net income per limited partner unit
Emerging Issues Task Force (“EITF”) Issue 03-6, “Participating Securities and the Two-Class Method Under FASB Statement No. 128” (“EITF 03-6”), addresses the computation of earnings per share by entities that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the entity when, and if, it declares dividends on its securities. EITF 03-6 requires that securities that meet the definition of a participating security be considered for inclusion in the computation of basic earnings per unit using the two-class method. Under the two-class method, earnings per unit is calculated as if all of the earnings for the period were distributed under the terms of the partnership agreement, regardless of whether the general partner has discretion over the amount of distributions to be made in any particular period, whether those earnings would actually be distributed during a particular period from an economic or practical perspective, or whether the general partner has other legal or contractual limitations on its ability to pay distributions that would prevent it from distributing all of the earnings for a particular period.
EITF 03-6 does not impact the Partnership’s overall net income or other financial results; however, in periods in which aggregate net income exceeds the Partnership’s aggregate distributions for such period, it will have the impact of reducing net income per limited partner unit. This result occurs as a larger portion of the Partnership’s aggregate earnings, as if distributed, is allocated to the incentive distribution rights of the general partner, even though the Partnership makes distributions on the basis of available cash and not earnings. In periods in which the Partnership’s aggregate net income does not exceed its aggregate distributions for such period, EITF 03-6 does not have any impact on the Partnership’s calculation of earnings per limited partner unit.
New accounting standards
SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. However, in some cases, the application of SFAS 157 changed the Partnership’s historical practice for measuring fair values under other accounting pronouncements that require or permit fair value measurements. As originally issued, SFAS 157 was effective as of January 1, 2008 and must be applied prospectively, except in certain cases, for the Partnership. The FASB issued FSP FAS 157-2, which delayed the effective date of SFAS 157 to January 1, 2009 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the

Notes to consolidated financial statements of Western Gas Partners, LP
(Unaudited)
financial statements on a recurring basis (at least annually). The Partnership fully adopted SFAS 157 effective January 1, 2008. Adoption of SFAS 157 did not have a material impact on the Partnership’s consolidated results of operations, cash flows or financial position.
Recently issued accounting standards not yet adopted
The following new accounting standards have been issued, but had not been adopted as of June 30, 2008:
SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). In December 2007, the FASB issued SFAS 141(R) which applies fair value measurement in accounting for business combinations, expands financial disclosures, defines an acquirer and modifies the accounting for some items for business combinations. An acquirer will be required to record 100% of assets and liabilities, including goodwill, contingent assets and contingent liabilities, at their fair value. This replaces the cost allocation process applied under SFAS 141. In addition, contingent consideration must also be recognized at fair value at the acquisition date. Acquisition-related costs will be expensed rather than treated as an addition to the assets being acquired and restructuring costs will be recognized separately from the business combination. SFAS 141(R) will apply to the Partnership prospectively for business combinations with an acquisition date on or after January 1, 2009.
EITF Issue No. 07-4, “Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships” (“EITF 07-4”). In March 2008, the EITF issued EITF 07-4 addressing the application of the two-class method under SFAS 128 in determining income per unit for master limited partnerships having multiple classes of securities including limited partnership units, general partnership units and, when applicable, IDRs of the general partner. EITF 07-4 clarifies that the two-class method would apply. Further, EITF 07-4 states that undistributed earnings should be allocated to the general partner, limited partners and IDR holders as if undistributed earnings were available cash. EITF 07-4 is effective for the Partnership on January 1, 2009 and will be applied with respect to all periods for which earnings per unit is presented.
3. PARTNERSHIP EQUITY AND DISTRIBUTIONS
The partnership agreement requires within 45 days subsequent to the end of each quarter, beginning with the quarter ending June 30, 2008, the Partnership to distribute all of its available cash (described below) to unitholders of record on the applicable record date. See Note 15, “Subsequent Event.”
Available cash
Available cash, for any quarter, consists of all cash and cash equivalents at the end of that quarter:
➢	less the amount of cash reserves established by the general partner to:
•	provide for the proper conduct of the Partnership’s business, including reserves for future capital expenditures;

•	comply with applicable law, any of the Partnership’s debt instruments or other agreements; and

•	provide funds for distributions to the unitholders and to the general partner for any one or more of the next four quarters;
➢	plus, if the general partner so determines, all or a portion of cash on hand on the date of determination of available cash for the quarter resulting from working capital borrowings made after the end of the quarter.
Working capital borrowings generally include borrowings made under a credit facility, commercial paper facility or similar financing arrangement. It is intended that working capital borrowings be repaid within 12 months. In all cases, working capital borrowings are used solely for working capital purposes or to fund distributions to partners.

Notes to consolidated financial statements of Western Gas Partners, LP
(Unaudited)
General partner interest and incentive distribution rights
The general partner is currently entitled to 2.0% of all quarterly distributions that the Partnership makes prior to its liquidation. The general partner has the right, but not the obligation, to contribute a proportionate amount of capital to the Partnership to maintain its current general partner interest. The general partner’s 2% interest in all cash distributions will be reduced if the Partnership issues additional units in the future and the general partner does not contribute a proportionate amount of capital to the Partnership to maintain its 2% general partner interest.
The general partner currently holds IDRs that entitle it to receive increasing percentages, up to a maximum of 50.0%, of Partnership cash distributions based on the amount of the Partnership’s quarterly distributions. The maximum distribution sharing percentage of 50.0% includes distributions paid to the general partner on its 2.0% general partner interest and assumes that the general partner maintains its general partner interest at 2.0%. The maximum distribution of 50.0% does not include any distributions that the general partner may receive on limited partner units that it may acquire.
Subordinated units
All subordinated units are held indirectly by Anadarko. These units are considered “subordinated” because for a period of time, referred to as the “subordination period,” the subordinated units will not be entitled to receive any distributions until the common units have received $0.30 per common unit, or the “minimum quarterly distribution,” plus any arrearages from prior quarters. The partnership agreement provides that, during the subordination period, the common units are entitled to distributions of available cash each quarter in an amount equal to the minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash are permitted on the subordinated units. Furthermore, arrearages do not apply to and therefore will not be paid on the subordinated units. The effect of the subordinated units is to increase the likelihood that, during the subordination period, available cash is sufficient to fully fund cash distributions on the common units in an amount equal to the minimum quarterly distribution.
The subordination period will lapse at such time when the Partnership has paid at least $0.30 per quarter on each common unit, subordinated unit and general partner unit for any three consecutive, non-overlapping four-quarter periods ending on or after June 30, 2011. Also, if the Partnership has paid at least $0.45 per quarter (150% of the minimum quarterly distribution) on each outstanding common unit, subordinated unit and general partner unit for each calendar quarter in a four-quarter period, the subordination period will terminate automatically. The subordination period will also terminate automatically if the general partner is removed without cause and the units held by the general partner and its affiliates are not voted in favor of removal. When the subordination period lapses or otherwise terminates, all remaining subordinated units will convert into common units on a one-for-one basis and the common units will no longer be entitled to arrearages.
Distributions of available cash during the subordination period
Based on the general partner’s initial 2.0% ownership percentage, the partnership agreement requires that the Partnership make distributions of available cash for any quarter during the subordination period in the following manner:
➢	first, 98.0% to the common unitholders, pro rata, and 2.0% to the general partner, until the Partnership distributes for each outstanding common unit an amount equal to the minimum quarterly distribution for that quarter;

➢	second, 98.0% to the common unitholders, pro rata, and 2.0% to the general partner, until the Partnership distributes for each outstanding common unit an amount equal to any arrearages in payment of the minimum quarterly distribution on the common units for any prior quarters during the subordination period;

➢	third, 98.0% to the subordinated unitholders, pro rata, and 2.0% to the general partner, until the Partnership distributes for each subordinated unit an amount equal to the minimum quarterly distribution for that quarter; and

Notes to consolidated financial statements of Western Gas Partners, LP
(Unaudited)
➢	thereafter, in the manner described in “General partner interest and incentive distribution rights” below.
Distributions of available cash after the subordination period
Based on the general partner’s initial 2.0% ownership percentage, the partnership agreement requires that the Partnership make distributions of available cash for any quarter after the subordination period in the following manner:
➢	first, 98.0% to all limited partner unitholders, pro rata, and 2.0% to the general partner, until the Partnership distributes for each outstanding unit an amount equal to the minimum quarterly distribution for that quarter; and

➢	thereafter, in the manner described in “General partner interest and incentive distribution rights” below.
General partner interest and incentive distribution rights
The following discussion assumes the general partner maintains its 2.0% general partner interest, there are no arrearages on common units, and the general partner continues to hold the IDRs. After distributing amounts equal to the minimum quarterly distribution to common and subordinated unitholders and distributing amounts to eliminate any arrearages to common unitholders, the partnership agreement requires that the Partnership distributes available cash for that quarter in the following manner:
➢	first, 98.0% to all limited partner unitholders, pro rata, and 2.0% to the general partner, until each unitholder receives a total of $0.345 per unit for that quarter (the “first distribution target”);

➢	second, 85.0% to all limited partner unitholders, pro rata, and 15.0% to the general partner, until each unitholder receives a total of $0.375 per unit for that quarter (the “second distribution target”);

➢	third, 75.0% to all limited partner unitholders, pro rata, and 25.0% to the general partner, until each unitholder receives a total of $0.45 per unit for that quarter (the “third distribution target”); and

➢	thereafter, 50.0% to all limited partner unitholders, pro rata, and 50.0% to the general partner.
4. NET INCOME PER LIMITED PARTNER UNIT
The Partnership’s net income is allocated to the general partner and the limited partners, including any subordinated unitholders, in accordance with their respective ownership percentages, and giving effect to incentive distributions allocable to the general partner. Basic and diluted net income per limited partner unit is calculated by dividing limited partners’ interest in net income by the weighted average number of limited partner units outstanding during the period. However, because the Offering was completed during the quarter ended June 30, 2008, the number of units issued in connection with the Offering is utilized for purposes of calculating basic earnings per unit for the 2008 periods presented. Diluted net income per unit reflects the potential dilution of common-equivalent units that could occur if phantom units issued pursuant to the LTIP were settled in common units.

Notes to consolidated financial statements of Western Gas Partners, LP
(Unaudited)
The following table illustrates the Partnership’s calculation of net income per unit for common and subordinated partner units (in thousands, except per-unit information):

May 14, 2008 to
June 30, 2008

Net income (post-close of the Offering, May 14, 2008 to June 30, 2008)	$8,249
Less general partner interest in net income	165

Limited partner interest in net income	$8,084

Net income allocable to common units	$4,199
Net income allocable to subordinated units	3,885

Limited partner interest in net income	$8,084

Net income per limited partner unit — basic and diluted
Common units	$0.16
Subordinated units	$0.15
Total	$0.15
Weighted average limited partner units outstanding — basic
Common units	26,536
Subordinated units	26,536

Total	53,072
Weighted average limited partner units outstanding — diluted
Common units	26,567
Subordinated units	26,536

Total	53,103
5. TRANSACTIONS WITH AFFILIATES
Affiliate transactions
The Partnership provides natural gas gathering, compression, treating and transportation services to Anadarko, which result in affiliate transactions. A portion of the Partnership’s expenditures were paid by Anadarko, which also resulted in affiliate transactions. Prior to the Closing Date, balances arising from affiliate transactions were net-settled on a non-cash basis by way of an adjustment to parent net equity. Anadarko charged the Partnership interest at a variable rate (5.97% for May 2008) on outstanding affiliate balances owed by the Partnership to Anadarko for the periods these balances remained outstanding. Affiliate-based interest expense was not charged subsequent to the Closing Date as the outstanding affiliate balances were entirely settled through an adjustment to parent net equity in connection with the Offering.
Contribution of AGC, PGT and MIGC to the Partnership
Concurrent with closing of the Offering, Anadarko contributed the assets and liabilities of AGC, PGT and MIGC to the Partnership in exchange for a 2.0% general partner interest in the Partnership, 100% of the Partnership IDRs and an aggregate 59.6% limited partner interest (consisting of common and subordinated units) in the Partnership. See Note 1, “Description of Business and Basis of Presentation.”
Net affiliate balances with Anadarko were included in the consideration for the units issued to Anadarko upon closing of the Offering and have been reclassified to equity. Subsequent to the Closing Date, no interest is charged on affiliate balances.
Note receivable from Anadarko
Concurrent with closing of the Offering, the Partnership loaned $260.0 million to Anadarko in exchange for a 30-year note bearing interest at a fixed annual rate of 6.50%. Interest on the note is payable quarterly.

Notes to consolidated financial statements of Western Gas Partners, LP
(Unaudited)
Cash management
Anadarko operates a cash management system whereby excess cash from most of its subsidiaries, held in separate bank accounts, is swept to a centralized account. Prior to closing of the Offering, sales and purchases related to third-party transactions were received or paid in cash by Anadarko within the centralized cash management system and were settled with the Partnership through an adjustment to parent net equity. Subsequent to the Closing Date, the Partnership cash-settles transactions directly with third parties and with Anadarko affiliates.
Credit facilities
In March 2008, Anadarko entered into a five-year $1.3 billion credit facility under which the Partnership may borrow up to $100 million. Concurrent with closing of the Offering, the Partnership entered into a two-year $30 million working capital facility with Anadarko as the lender. See Note 10, “Debt,” for more information on these credit facilities.
Omnibus agreement
Concurrent with closing of the Offering, the Partnership entered into an omnibus agreement with the general partner and Anadarko that addresses the following:
➢	Anadarko’s obligation to indemnify the Partnership for certain liabilities and the Partnership’s obligation to indemnify Anadarko for certain liabilities;

➢	The Partnership’s obligation to reimburse Anadarko for all expenses incurred or payments made on the Partnership’s behalf in conjunction with Anadarko’s provision of general and administrative services to the Partnership, including salary and benefits of the general partner’s executive management and other Anadarko personnel and general and administrative expenses which are attributable to the Partnership’s status as a separate publicly traded entity;

➢	The Partnership’s obligation to reimburse Anadarko for all insurance coverage expenses it incurs or payments it makes with respect to the Partnership’s assets; and

➢	The Partnership’s obligation to reimburse Anadarko for the Partnership’s allocable portion of commitment fees that Anadarko incurs under its $1.3 billion credit facility.
Pursuant to the omnibus agreement, Anadarko will perform centralized corporate functions for the Partnership, such as legal, accounting, treasury, cash management, investor relations, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit, tax, marketing and midstream. The Partnership’s reimbursement to Anadarko for certain general and administrative expenses allocated to the Partnership is capped at $6.0 million annually through December 31, 2009, subject to adjustment to reflect changes in the Consumer Price Index and to reflect expansions of the Partnership’s operations through the acquisition or construction of new assets or businesses. The cap contained in the omnibus agreement does not apply to incremental general and administrative expenses allocated to or incurred by the Partnership as a result of being a publicly traded partnership.

Notes to consolidated financial statements of Western Gas Partners, LP
(Unaudited)
Services and secondment agreement
Concurrent with closing of the Offering, the general partner and Anadarko entered into a services and secondment agreement pursuant to which specified employees of Anadarko are seconded to the general partner to provide operating, routine maintenance and other services with respect to the assets owned and operated by the Partnership under the direction, supervision and control of the general partner. Pursuant to the services and secondment agreement, the Partnership will reimburse Anadarko for services provided by the seconded employees. The initial term of the services and secondment agreement is 10 years and the term will automatically extend for additional twelve-month periods unless either party provides 180 days written notice otherwise before the applicable twelve-month period expires.
Tax sharing agreement
Concurrent with closing of the Offering, the Partnership and Anadarko entered into a tax sharing agreement pursuant to which the Partnership will reimburse Anadarko for the Partnership’s share of Texas margin tax borne by Anadarko as a result of the Partnership’s results being included in a combined or consolidated tax return filed by Anadarko with respect to periods subsequent to the Closing Date. Anadarko may use its tax attributes to cause its combined or consolidated group, of which the Partnership may be a member for this purpose, to owe no tax. However, the general partner is nevertheless required to reimburse Anadarko for the tax the Partnership would have owed had the attributes not been available or used for the Partnership’s benefit, notwithstanding that Anadarko had no cash expense for the period.
Allocation of costs
The consolidated financial statements of the Partnership include costs allocated by Anadarko in the form of a management services fee for periods prior to the Closing Date. General, administrative and management costs were allocated to the Partnership based on its proportionate share of Anadarko’s assets and revenues. Management believes these allocation methodologies are reasonable.
Equity-based compensation expense
Pursuant to SFAS 123(R), grants made under equity-based compensation plans result in equity-based compensation expense which is determined, in part, by reference to the fair value of equity compensation as of the date of the relevant equity grant. The Partnership’s general and administrative expense for the three months ended June 30, 2008 includes approximately $83,000 and $196,000 of equity-based compensation expense for grants made pursuant to the Incentive Plan and Anadarko Incentive Plans, respectively, and allocated to the Partnership by Anadarko as a component of compensation expense for the executive officers of the Partnership’s general partner and employees who provide services to the Partnership pursuant to the services and secondment agreement. The amounts above exclude compensation expense associated with the LTIP, which is expensed entirely by the Partnership. See Note 13, “Equity-Based Compensation Plans.”

Notes to consolidated financial statements of Western Gas Partners, LP
(Unaudited)
Summary of affiliate transactions
The following table summarizes affiliate transactions (in thousands). Neither affiliate expenses nor third-party expenses bear a direct relationship to affiliate revenues or third-party revenues. For example, the Partnership’s affiliate expenses are not those expenses necessary for generating affiliate revenues. Affiliate expenses include all amounts accrued for or paid to affiliates for the operation of our systems, whether in providing services to Anadarko affiliates or third parties, including field labor, measurement and analysis and other affiliate disbursements. Changes in parent net equity, including affiliate transactions and other payments made to or received from Anadarko were settled through an adjustment to parent net equity prior to the Closing Date. Thereafter, amounts are cash-settled.

	Six Months	May 14, 2008	January 1,	Six Months
	Ended	to	2008 to	Ended
	June 30, 2008	June 30, 2008	May 13, 2008	June 30, 2007

Affiliate transactions
Revenue — affiliates	$(58,100)	$(15,568)	$(42,532)	$(51,557)
Operating expenses — affiliates	10,343	3,514	6,829	5,839
Interest income, net — affiliates	(2,226)	(2,226)	—	—
Interest expense, net — affiliates	2,667	—	2,667	5,756
Payments made by Anadarko prior to the Closing Date	na (a)	na	24,897	37,214

Transactions settled through adjustments to parent net equity	na	na	$(8,139)	$(2,748)

Loan to Anadarko	$260,000	$260,000	$—	$—
Reimbursement of capital expenditures	$45,346	$45,346	$—	$—

Contribution of net assets to Western Gas Partners, LP	$318,209	$318,209	$—	$—
Property, plant and equipment contributed by parent	$—	$—	$—	$19,789

(a)	not applicable

	June 30,	December 31,
	2008	2007
Receivables from and payables to affiliates
Accounts receivable, net — affiliates	$1,587	$—
Note receivable from Anadarko	$260,000	$—
Natural gas imbalance payable — affiliates	$305	$—
Parent net investment	$—	$281,316

Notes to consolidated financial statements of Western Gas Partners, LP
(Unaudited)
6. INCOME TAXES
The following table summarizes the Partnership’s effective tax rate:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands, except effective tax rate)
Income before income taxes	$15,638	$7,672	$30,145	$17,557
Income tax expense	2,730	2,911	8,018	6,446

Effective tax rate	17.5%	37.9%	26.6%	36.7%
The decrease in income tax expense for the three months ended June 30, 2008 is primarily due to the Partnership’s U.S. federal income tax status as a non-taxable entity. Income earned by the Partnership for the period beginning on the Closing Date and ending on June 30, 2008, is subject only to Texas margin tax. Lower income tax expense resulting from the Partnership’s non-taxable status was partially offset by an increase in income before income tax earned prior to the Closing Date, which is subject to federal and state income tax. The increase in income tax expense for the six months ended June 30, 2008 was due to an increase in income before income tax earned prior to the Closing Date, which is subject to federal and state income tax, partially offset by the impact of the Partnership’s non-taxable status for the period beginning on the Closing Date and ending on June 30, 2008. For 2008, the variance from the 35% federal statutory rate is primarily attributable to the Partnership’s income being subject only to Texas margin tax for the period beginning on the Closing Date and ending on June 30, 2008. For 2007, the variance from the 35% federal statutory rate is primarily attributable to state income taxes (net of federal tax benefit).
7. CONCENTRATION OF CREDIT RISK
Anadarko was the only customer accounting for 10% or more of the Partnership’s consolidated revenues for the three months ended June 30, 2007 and for the six months ended June 30, 2007. Anadarko and the National Cooperative Refinery Association (“NCRA”) were the only customers from whom revenues exceeded 10% of the Partnership’s consolidated revenues for the three months ended June 30, 2008 and for the six months ended June 30, 2008. The NCRA is an inter-regional cooperative located in McPherson, Kansas that is engaged in crude oil acquisition, transportation, refining and product distribution throughout the north central United States. The Partnership has a month-to-month contract with the NCRA for the sale of condensate collected from the Hugoton gathering system. The percentage of revenues from Anadarko, NCRA and the Partnership’s other customers are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Customer	2008	2007	2008	2007

Anadarko	77%	93%	75%	90%
NCRA	14%	—	14%	—
Other	9%	7%	11%	10%

Total	100%	100%	100%	100%

Notes to consolidated financial statements of Western Gas Partners, LP
(Unaudited)
8. PROPERTY, PLANT AND EQUIPMENT
A summary of the historical cost of the Partnership’s property, plant and equipment is as follows:

	Estimated
	useful life	June 30, 2008	December 31, 2007
	(in thousands, except for estimated useful life)

Land	n/a	$175	$175
Gathering systems	15 to 25 years	393,120	375,478
Pipeline and equipment	30 to 34.5 years	86,274	84,651
Assets under construction	n/a	18,080	22,738
Other	5 to 25 years	1,055	854

Total property, plant and equipment		498,704	483,896
Accumulated depreciation		(133,770)	(120,277)

Total net property, plant and equipment		$364,934	$363,619

Depreciation is calculated using the straight-line method or half-year convention method, based on estimated useful lives and salvage values of assets. Uncertainties that may impact these estimates include, among others, changes in laws and regulations relating to restoration and abandonment requirements, economic conditions and supply and demand in the area. When assets are placed into service, the Partnership makes estimates with respect to useful lives and salvage values that the Partnership believes are reasonable. However, subsequent events could cause a change in estimates, thereby impacting future depreciation amounts. The cost of property classified as “Assets under construction” is excluded from capitalized costs being depreciated. This amount represents property elements that are works-in-progress and not yet suitable to be placed into productive service as of the balance sheet date.
9. ASSET RETIREMENT OBLIGATIONS
The following table provides a summary of changes in asset retirement obligations. Revisions in estimates for both periods relate primarily to revisions of current cost estimates.

	Six Months Ended	Year Ended
	June 30, 2008	December 31, 2007
	(in thousands)

Carrying amount of asset retirement obligations at beginning of period	$7,185	$6,814
Additions	123	102
Accretion expense	248	409
Revisions in estimates	504	(140)

Carrying amount of asset retirement obligations at end of period	$8,060	$7,185

10. DEBT
In March 2008, Anadarko entered into a five-year $1.3 billion credit facility under which the Partnership may borrow up to $100 million. As of June 30, 2008, the full $100 million was available for borrowing by the Partnership. Interest on borrowings under the credit facility is calculated based on the election by the borrower of either: (i) a floating rate equal to the federal funds effective rate plus 0.50% or (ii) a periodic fixed rate equal to LIBOR plus an applicable margin. The applicable margin, which is currently 0.44%, and the commitment fees on the facility are based on Anadarko’s senior unsecured long-term debt rating. Pursuant to the omnibus agreement, as a co-borrower under Anadarko’s credit facility, the Partnership is required to reimburse Anadarko for its allocable portion of commitment fees (currently 0.11% of the committed and available borrowing capacity) that Anadarko incurs under its credit facility or up to $110,000 annually. Under the credit facility, the Partnership and Anadarko are required to comply with

Notes to consolidated financial statements of Western Gas Partners, LP
(Unaudited)
certain covenants, including a financial covenant that requires Anadarko to maintain a debt-to-capitalization ratio of 65% or less. As of June 30, 2008, Anadarko was in compliance with all covenants. Should the Partnership or Anadarko fail to comply with any covenant in Anadarko’s credit facility, the Partnership may not be permitted to borrow under the credit facility. Anadarko is a guarantor of all borrowings under the credit facility, including the Partnership’s borrowings. The Partnership is not a guarantor of Anadarko’s borrowings under the credit facility.
Concurrent with closing of the Offering, the Partnership entered into a two-year $30 million working capital facility with Anadarko as the lender. At June 30, 2008, no borrowings were outstanding under the working capital facility. The facility is available exclusively to fund working capital borrowings. Borrowings under the facility will bear interest at the same rate as would apply to borrowings under the Anadarko credit facility described above. Pursuant to the omnibus agreement, the Partnership will pay a commitment fee of 0.11% annually to Anadarko on the unused portion of the working capital facility, up to $33,000 annually. The Partnership is required to reduce all borrowings under the working capital facility to zero for a period of at least 15 consecutive days at least once during each of the twelve-month periods prior to the maturity date of the facility.
In December 2007, Anadarko and an entity organized by a group of unrelated investors formed Trinity Associates, LLC (“Trinity”). Trinity extended a $2.2 billion loan to WGR Asset Holding Company, LLC (“WGR Asset Holdings”), a subsidiary of Anadarko. On February 16, 2008, the Partnership, along with other Anadarko subsidiaries, became joint and several guarantors of the $2.2 billion loan. Pursuant to the loan agreement, all guarantees with respect to the Partnership’s assets were automatically released immediately prior to closing of the Offering.
11. SEGMENT INFORMATION
The Partnership’s operations are organized into a single business segment, the assets of which consist of natural gas gathering systems, treating facilities, a pipeline and related plant and equipment.
To assess the operating results of the Partnership’s segment, management uses Adjusted EBITDA, which it defines as net income (loss) plus interest expense, income tax expense and depreciation, less interest income, income tax benefit and other income (expense).
Adjusted EBITDA is a supplemental financial measure that management and external users of the Partnership’s consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess:
➢	the Partnership’s operating performance as compared to other publicly traded partnerships in the midstream energy industry, without regard to financing methods, capital structure or historical cost basis;

➢	the ability of the Partnership’s assets to generate cash flow to make distributions to its parent; and

➢	the viability of acquisitions and capital expenditure projects and the returns on investment of various investment opportunities.
Management believes that the presentation of Adjusted EBITDA provides information useful in assessing the Partnership’s financial condition and results of operations and that Adjusted EBITDA is a widely accepted financial indicator of a company’s ability to incur and service debt, fund capital expenditures and make distributions. Adjusted EBITDA, as defined by the Partnership, may not be comparable to similarly titled measures used by other companies. Therefore, the Partnership’s consolidated Adjusted EBITDA should be considered in conjunction with net income and other performance measures, such as operating income or cash flow from operating activities.

Notes to consolidated financial statements of Western Gas Partners, LP
(Unaudited)
Below is a reconciliation of Adjusted EBITDA to net income (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Reconciliation of Adjusted EBITDA to Net Income
Net Income	$12,908	$4,761	$22,127	$11,111
Add:
Interest expense, net — affiliates	541	3,617	2,667	5,756
Income tax expense	2,730	2,911	8,018	6,446
Depreciation	6,554	5,371	13,010	10,743
Less:
Interest income from note — affiliate	2,226	—	2,226	—
Other income	27	—	31	—

Adjusted EBITDA	$20,480	$16,660	$43,565	$34,056

12. COMMITMENTS AND CONTINGENCIES
Environmental
The Partnership is subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. Management believes there are no such matters that will have a material adverse effect on the Partnership’s results of operations, cash flows or financial position.
Litigation and legal proceedings
From time to time, the Partnership is involved in legal, tax, regulatory and other proceedings in various forums regarding performance, contracts and other matters that arise in the ordinary course of business. Management is not aware of any such proceeding for which a final disposition could have a material adverse effect on the Partnership’s results of operations, cash flows or financial position.
Lease commitments
Anadarko, on behalf of the Partnership, has entered into leases for compression equipment and, during 2007, Anadarko restructured certain lease commitments, resulting in a new lease and the purchase of previously leased equipment. Compression equipment purchased by Anadarko was contributed to the Partnership during 2007.
The new lease was entered into between Anadarko and a third party during August 2007. The leased compression equipment is used exclusively by the Partnership and may be purchased by Anadarko at any time. If upon the expiration date of the lease in August 2012, Anadarko has not purchased the leased compression equipment, it may be sold by the lessor to a third party. If purchased by Anadarko, the purchase price would be approximately $11.0 million. Alternatively, if the compression equipment is sold by the lessor to a third party at lease expiration, Anadarko is obligated to make a cash payment to the lessor equal to the lesser of $8.0 million or the excess amount, if any, of $11.0 million above the actual sales price of the compression equipment realized by the lessor in connection with a third-party sale.
In addition, Anadarko, on behalf of the Partnership, has entered into a lease for office space. The lease commenced in January 2008 and will expire in January 2010. There is no purchase option at the termination of the lease.

Notes to consolidated financial statements of Western Gas Partners, LP
(Unaudited)
The amounts in the table below represent existing contractual lease obligations attributable to the compressor lease and office lease discussed above. The below amounts may be assigned or otherwise charged to the Partnership, as will any amounts due to the lessor in connection with the purchase option at lease expiration. Rent expense was approximately $338,000 and $213,000 for the three months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, rent expense was approximately $710,000 and $562,000, respectively. The following table represents future minimum rent payments due as of June 30, 2008 (in thousands).

Minimum rental
payments

July 1 thru December 31, 2008	$858
2009	1,717
2010	1,577
2011	1,568
2012	1,045

Total	$6,765

13. EQUITY-BASED COMPENSATION PLANS
Long-term incentive plan
The general partner awarded 30,304 phantom units valued at $16.66 each to the general partner’s independent directors in May 2008. These units were granted under the LTIP and will vest in May 2009. Total compensation expense during the three months ended June 30, 2008 was approximately $65,000. The Partnership expects to recognize approximately $440,000 of future compensation cost related to the phantom units over the next twelve months.
Equity incentive plan
In April 2008, the general partner awarded to its executive officers an aggregate of 50,000 incentive units under the Incentive Plan with an initial value of $50.00 per incentive unit. The incentive units were granted subject to time restrictions that lapse ratably over three years and will be payable in cash three days prior to the ten-year anniversary of the grant date or earlier upon certain liquidation events. Equity-based compensation expense for grants made pursuant to the Incentive Plan as well as the Anadarko Incentive Plans is included in general and administrative expenses as a component of the compensation expense allocated to the Partnership by Anadarko and reflected in the Partnership’s financial statements for the three months ended June 30, 2008. See Note 5, “Transactions with Affiliates.”

Notes to consolidated financial statements of Western Gas Partners, LP
(Unaudited)
14. PENSION PLANS, OTHER POSTRETIREMENT AND EMPLOYEE SAVINGS PLANS
The Partnership does not sponsor any pension, postretirement or employee savings plan. However, the Partnership participates in certain plans sponsored by Anadarko indirectly, prior to closing of the Offering, through the management services agreement and, commencing on the Closing Date, through the omnibus agreement and the services and secondment agreement. The Partnership participates in Anadarko’s non-contributory defined pension plans, including both qualified and supplemental plans. Anadarko also sponsors, and the Partnership participates in, an employee defined contribution savings plan that matches a portion of each employee’s contributions.
Pension, postretirement and employee savings plan costs included in the fees charged to the Partnership by Anadarko were approximately $70,000 and $63,000 for the three months ended June 30, 2008 and 2007, respectively, and were approximately $140,000 and $126,000 for the six months ended June 30, 2008 and 2007, respectively.
15. SUBSEQUENT EVENT
On July 14, 2008, the board of directors of the Partnership’s general partner declared a cash distribution to the Partnership’s unitholders of $0.1582 per unit. This amount represents a minimum quarterly distribution prorated for the 48-day period beginning on May 14, 2008 and ending on June 30, 2008. The cash distribution is payable on August 14, 2008 to unitholders of record at the close of business on August 1, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The historical consolidated financial statements reflect the assets, liabilities and operations of Western Gas Partners, LP (the “Partnership”), a Delaware limited partnership formed in August 2007, and include the historical cost-basis accounts of Anadarko Gathering Company LLC (“AGC”), Pinnacle Gas Treating LLC (“PGT”) and MIGC LLC (“MIGC”). All of the assets, liabilities and operations of AGC, PGT and MIGC were contributed by Anadarko to the Partnership in connection with closing of the Partnership’s initial public offering of common units representing limited partner interests (the "Offering”) on May 14, 2008 (the “Closing Date”).
The following discussion analyzes the financial condition and results of operations of the Partnership and should be read in conjunction with the Partnership’s historical consolidated financial statements, and the notes thereto. For ease of reference, we refer to the historical financial results of AGC, PGT and MIGC prior to the Offering as being “our” historical financial results. Unless the context otherwise requires, references to “we,” “us,” “our,” “the Partnership” or “Western Gas Partners” are intended to mean the business and operations of Western Gas Partners, LP and its consolidated subsidiaries since May 14, 2008 and the business and operations of AGC, PGT and MIGC since their inception. For purposes of the following discussion, “Anadarko” refers to Anadarko Petroleum Corporation and its consolidated subsidiaries.
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
These forward-looking statements involve risk and uncertainties. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, our assumptions about energy markets, future treating volumes and pipeline throughput, including Anadarko’s production gathered or transported through our assets, operating results, competitive conditions, technology, the availability of capital resources, capital expenditures and other contractual obligations, the supply and demand for and the price of oil, natural gas, NGLs and other products or services, the weather, inflation, the availability of goods and services, general economic conditions, either internationally or nationally or in the jurisdictions in which we are doing business, legislative or regulatory changes, including changes in environmental regulation, environmental risks, regulations by the Federal Energy Regulatory Commission and liability under federal and state environmental laws and regulations, the securities or capital markets, our ability to access credit, including under Anadarko’s $1.3 billion credit facility, our ability to maintain and/or obtain rights to operate our assets on land owned by third parties, our ability to acquire assets on acceptable terms, non-payment or non-performance of Anadarko or other significant customers, including under our gathering and transportation agreements and our $260.0 million note receivable from Anadarko, and other factors discussed below and elsewhere in "Risk Factors” and in "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” included in our Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission (“SEC”) on April 25, 2008 and in our other public filings and press releases. The risk factors and other factors noted throughout or incorporated by reference in this report could cause our actual results to differ materially from those contained in any forward-looking statement.
OVERVIEW
The Partnership is a growth-oriented Delaware limited partnership formed by Anadarko to own, operate, acquire and develop midstream energy assets. The Partnership currently operates in East and West Texas, the Rocky Mountains (Utah and Wyoming) and the Mid-Continent (Kansas and Oklahoma) and is engaged in the business of gathering, compressing, treating and transporting natural gas for Anadarko and third-party producers and customers.

OUR OPERATIONS
Our results are driven primarily by the volumes of natural gas we gather, compress, treat or transport through our systems. For the six months ended June 30, 2008, approximately 66% of our revenues were derived from gathering and compression activities, approximately 13% of our revenues were derived from transportation activities, approximately 14% of our revenues were derived from condensate sales and approximately 7% of our revenues were derived from natural gas sales related to the changes in our imbalance positions and other revenues. For the six months ended June 30, 2008, approximately 75% and 14% of our total revenues were attributable to transactions entered into with Anadarko and National Cooperative Refinery Association, respectively.
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
Effective January 1, 2008, we received a significant dedication from our largest customer, Anadarko, in order to maintain or increase our existing throughput levels and to offset the natural production declines of the wells currently connected to our gathering systems. Specifically, Anadarko has dedicated to us all of the natural gas production it owns or controls from (i) wells that are currently connected to our gathering systems, and (ii) additional wells that are drilled within one mile of connected wells or our gathering systems, as the systems currently exist and as they are expanded to connect additional wells in the future. As a result, this dedication will continue to expand as additional wells are connected to our gathering systems. Volumes associated with this dedication averaged approximately 634,000 MMBtu/d for the six months ended June 30, 2008 and 723,000 MMBtu/d for the six months ended June 30, 2007, based on throughput from the wells ultimately subject to the dedication.
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
We have indirect exposure to commodity price risk in that persistent low commodity prices may cause our current or potential customers to delay drilling or shut in production, which would reduce the volumes of natural gas available for gathering, compressing, treating and transporting by our systems. Please read “Quantitative and Qualitative Disclosures about Market Risk” below for a discussion of our direct exposure to commodity price risk through our condensate recovery and sales.
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
As a result of the Offering, the results of operations, financial condition and cash flows are expected to vary significantly for 2008 as compared to comparable periods ending prior to the Closing Date. Please see “Items Affecting the Comparability of Our Financial Results,” set forth below in this Item.

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
To maintain and increase throughput volumes on our MIGC system, we must continue to contract firm capacity to shippers, including producers and marketers, for transportation of their natural gas. Although firm capacity on the MIGC system is fully subscribed, we nevertheless monitor producer and marketing activities in the area served by our transportation system to maintain a full subscription of MIGC’s firm capacity and to identify new opportunities.
Operating expenses
We analyze operating expenses to evaluate our performance. The primary components of our operating expenses that we evaluate include operation and maintenance expenses, cost of product expenses, and general and administrative expenses. Certain of our operating expenses are classified based on whether the expenses are accrued for or paid to our affiliates or third-party vendors. Neither affiliate expenses nor third-party expenses bear a direct relationship to affiliate revenues or third-party revenues. For example, our third-party expenses are not those expenses necessary for generating our third-party revenues. Third-party expenses include all amounts accrued for or paid to third parties for the operation of our systems, whether in providing services to Anadarko or third parties, including utilities, field labor, measurement and analysis and other third-party disbursements.
Operation and maintenance expenses include, among other things, direct labor, insurance, repair and maintenance, contract services, utility costs and services provided to us or on our behalf. For periods commencing on and subsequent to the Closing Date, these expenses are incurred under and governed by our services and secondment agreement with Anadarko.
Cost of product expenses include (i) costs associated with the purchase of natural gas pursuant to the gas imbalance provisions contained in our contracts, (ii) costs associated with our obligations under certain contracts to redeliver a volume of natural gas to shippers which is thermally equivalent to condensate retained by us and sold to third parties and (iii) costs associated with our fuel tracking mechanism, which tracks the difference between actual fuel usage and loss and amounts recovered for estimated fuel usage and loss under our contracts. These expenses are subject to variability. For the six months ended June 30, 2008 and 2007, cost of product expenses comprised 21.8% and 12.6% of total operating expenses, respectively.
Prior to the Closing Date, general and administrative expenses included reimbursements of costs incurred by Anadarko on our behalf and allocations from Anadarko in the form of a management services fee in lieu of direct reimbursements for various corporate services. Subsequent to the Closing Date, Anadarko no longer receives a management services fee. Our general and administrative expenses are comprised primarily of amounts reimbursed by us to Anadarko pursuant to our omnibus agreement with Anadarko and expenses attributable to our status as a publicly traded partnership, such as:
➢	expenses associated with annual and quarterly reporting;

➢	tax return and Schedule K-1 preparation and distribution expenses;

➢	Sarbanes-Oxley compliance expenses;

➢	expenses associated with listing on the New York Stock Exchange; and

➢	independent auditor fees, legal fees, investor relations expenses, and registrar and transfer agent fees.

Pursuant to the omnibus agreement with Anadarko, which became effective on the Closing Date, we will reimburse Anadarko for allocated general and administrative expenses. The amount required to be reimbursed by us to Anadarko for allocated general and administrative expenses pursuant to the omnibus agreement is capped at $6.0 million annually through December 31, 2009, subject to adjustment to reflect changes in the Consumer Price Index and, with the concurrence of the special committee of our general partner’s board of directors, to reflect expansions of our operations through the acquisition or construction of new assets or businesses. Thereafter, our general partner will determine the general and administrative expenses to be reimbursed by us in accordance with our partnership agreement. The cap contained in the omnibus agreement does not apply to incremental general and administrative expenses we incur or allocated to us as a result of being a publicly traded partnership. We currently expect those expenses to be approximately $2.5 million per year, excluding equity-based compensation.
Adjusted EBITDA
We define Adjusted EBITDA as net income (loss), plus interest expense, income tax expense and depreciation, less interest income, income tax benefit and other income (expense).
We believe that the presentation of Adjusted EBITDA provides information useful to investors in assessing our financial condition and results of operations and that Adjusted EBITDA is a widely accepted financial indicator of a company’s ability to incur and service debt, fund capital expenditures and make distributions. Adjusted EBITDA is a supplemental financial measure that management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess:
➢	our operating performance as compared to other publicly traded partnerships in the midstream energy industry, without regard to financing methods, capital structure or historical cost basis;

➢	the ability of our assets to generate cash flow to make distributions; and

➢	the viability of acquisitions and capital expenditure projects and the returns on investment of various investment opportunities.
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

The following tables present a reconciliation of the non-GAAP financial measure of Adjusted EBITDA to the GAAP financial measures of net income and net cash provided by operating activities on an historical as adjusted basis (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Reconciliation of Adjusted EBITDA to Net Income

Net income	$12,908	$4,761	$22,127	$11,111
Add:
Interest expense, net — affiliates	541	3,617	2,667	5,756
Income tax expense	2,730	2,911	8,018	6,446
Depreciation	6,554	5,371	13,010	10,743
Less:
Interest income from note — affiliate	2,226	—	2,226	—
Other income	27	—	31	—

Adjusted EBITDA	$20,480	$16,660	$43,565	$34,056

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities

Net cash provided by operating activities	$18,479	$13,122	$38,228	$24,134
Interest (income) expense, net — affiliates	(1,685)	3,617	441	5,756
Current income tax expense	2,677	99	4,667	184
Other income	(27)	—	(31)	—
Changes in operating working capital:
Accounts receivable and natural gas imbalances	606	(19)	587	79
Accounts payable and accrued expenses	(545)	(277)	(1,303)	3,854
Other, including changes in non-current assets and liabilities	975	118	976	49

Adjusted EBITDA	$20,480	$16,660	$43,565	$34,056

ITEMS AFFECTING THE COMPARABILITY OF OUR FINANCIAL RESULTS
Our historical results of operations for the periods presented may not be comparable to future or historic results of operations for the reasons described below:
➢	We anticipate incurring approximately $2.5 million of general and administrative expenses annually attributable to operating as a publicly traded partnership, such as expenses associated with annual and quarterly reporting; tax return and Schedule K-1 preparation and distribution expenses; Sarbanes-Oxley compliance expenses; expenses associated with listing on the New York Stock Exchange; independent auditor fees; legal fees; investor relations expenses; and registrar and transfer agent fees. General and administrative expenses such as these are reflected in our historical consolidated financial statements for the three months ended June 30, 2008.

➢	We anticipate incurring up to $6.0 million in general and administrative expenses annually to be charged to us by Anadarko pursuant to the omnibus agreement. This amount is expected to be greater than amounts allocated to us by Anadarko for the management services fee reflected in our historical consolidated financial statements. The omnibus agreement became effective on the Closing Date.

➢	Prior to the Closing Date, all affiliated transactions were net settled within our consolidated financial statements because these transactions related to Anadarko and were funded by Anadarko’s working capital. Third-party transactions were funded by our working capital. Effective on the Closing Date, all affiliate and third-party transactions are funded by our working capital. This impacts the comparability of our cash flow statements, working capital analysis and liquidity discussion.

➢	Prior to the Offering, we incurred interest expense on intercompany notes payable to Anadarko. These intercompany balances were extinguished through non-cash transactions in connection with closing of the Offering; therefore, interest expense attributable to these balances is reflected in our historical consolidated financial statements for the periods ending prior to the Closing Date. Interest expense on intercompany balances is not expected to be incurred in future periods.

➢	For periods ending prior to January 1, 2008, our consolidated financial statements reflect the gathering fees we historically charged Anadarko under our affiliate cost-of-service-based arrangements. Under these arrangements, we recovered, on an annual basis, our operation and maintenance, general and administrative and depreciation expenses in addition to earning a return on our invested capital. Effective January 1, 2008, we entered into new 10-year gas gathering agreements with Anadarko. Pursuant to the terms of the new agreements, our fees for gathering and treating services rendered to Anadarko increased. This increase was due, in part, to compensate us for additional operation and maintenance expense that we incur as a result of us bearing all of the cost of employee benefits specifically identified and related to operational personnel working on our assets, as compared to bearing only those employee benefit costs reasonably allocated by Anadarko to us for the periods ending prior to January 1, 2008. Since our new gas gathering agreements are designed to fully recover these incremental costs, our revenues increased by an amount approximately equal to the incremental operation and maintenance expense. Although this change in methodology for computing affiliate gathering rates does not impact our net cash flows or net income, this methodology change impacts the components thereof as compared to periods ending prior to January 1, 2008. If we applied the methodology employed under our new gas gathering agreements with Anadarko to the six months ended June 30, 2007, we estimate our historic gathering revenues and operation and maintenance expense would have increased by $2.9 million and our cash flow from operations would have remained unchanged.

➢	The new 10-year gas gathering agreements entered into with Anadarko include new fees for gathering and treating. The new fees are based on recent capital improvements and changes in our cost-of-service analysis and are higher than those fees reflected in our historical financial results for the periods ended prior to January 1, 2008.

➢	Concurrent with closing of the Offering, we loaned $260.0 million to Anadarko in exchange for a 30-year note bearing interest at a fixed annual rate of 6.50%. Interest income attributable to the note is reflected in our consolidated financial statements for the period beginning on May 14, 2008 and ending June 30, 2008 and will be included in future periods so long as the note remains outstanding.

➢	Pursuant to the omnibus agreement, as a co-borrower under Anadarko’s credit facility, we are required to reimburse Anadarko for our allocable portion of commitment fees (0.11% of our committed and available borrowing capacity) that Anadarko incurs under its credit facility, or up to $110,000. See Note 5, “Transactions with Affiliates,” in the notes to the consolidated financial statements. In addition, Anadarko entered into a working capital facility with us, under which we expect to incur an annual commitment fee of 0.11% of the unused portion of our committed borrowing capacity of $30 million, or up to $33,000.

➢	The Partnership generally is not subject to federal or state income tax. Federal and state income tax expense was recorded for periods ending prior to the Closing Date and the period that includes the Closing Date for income attributable to the assets that were contributed by Anadarko to the Partnership. In future periods, the Partnership will only be subject to Texas margin tax; therefore, tax expense attributable to Texas margin tax will continue to be recognized in the Partnership’s consolidated financial statements. The Partnership is required to make payments to Anadarko pursuant to a tax sharing arrangement for its share of Texas margin tax included in any combined or consolidated returns of Anadarko. The consolidated financial statements for periods ending prior to the Closing Date include deferred federal and state income taxes which were provided on temporary differences between the financial statement carrying amounts of recognized assets and liabilities and their respective tax bases as if the Partnership filed tax returns as a stand-alone entity. Immediately prior to closing of the Offering, the Partnership recorded an adjustment to equity of $76.5 million for the elimination of net deferred tax liabilities.

➢	Subsequent to closing of the Offering, we intend to continue to make cash distributions to our unitholders and our general partner at an initial distribution rate of $0.30 per unit per full quarter ($1.20 per unit on an annualized basis). We expect that we will rely upon external financing sources, including commercial bank borrowings and debt and equity issuances, to fund our acquisition and expansion capital expenditures. Historically, we largely relied on internally generated cash flows and capital contributions from Anadarko to satisfy our capital expenditure requirements.

➢	In connection with closing of the Offering, our general partner adopted two new compensation plans, the Western Gas Partners, LP 2008 Long-Term Incentive Plan (“LTIP”) and the Western Gas Holdings, LLC Equity Incentive Plan (“Incentive Plan”). Phantom unit grants have been made to each of our independent directors pursuant to the LTIP, and incentive unit grants have been made to each of our executive officers pursuant to the Incentive Plan. Pursuant to Financial Accounting Standards Board Statement No. 123 (revised 2004), “Shared-Based Payment” (“SFAS 123(R)”), grants made under equity-based compensation plans result in equity-based compensation expense which is determined, in part, by reference to the fair value of equity compensation as of the date of grant. Prior to the Closing Date, equity-based compensation expense was not reflected in our historical consolidated financial statements as there were no outstanding equity grants under either plan. Effective on the Closing Date, equity-based compensation expense for grants made pursuant to the LTIP and Incentive Plan is reflected in our statements of operations. Share-based compensation expense attributable to grants made pursuant to the LTIP will impact our cash flow from operating activities only to the extent our general partner’s board of directors, at its discretion, elects to make a cash payment to a participant in lieu of actual receipt of common units by the participant upon the lapse of the relevant vesting period. Equity-based compensation expense attributable to grants made pursuant to the Incentive Plan will impact our cash flow from operating activities only to the extent cash payments are made to Incentive Plan participants and such cash payments do not cause total annual reimbursements made by us to Anadarko pursuant to the omnibus agreement to exceed the general and administrative expense limit set forth therein for the periods to which such expense limit applies.
GENERAL TRENDS AND OUTLOOK
We expect our business to continue to be affected by the following key trends. Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about, or interpretations of, available information prove to be incorrect, our actual results may vary materially from our expectations.
Natural gas supply and demand
Natural gas continues to be a critical component of energy supply in the U.S. According to the Energy Information Administration, or EIA, total annual domestic consumption of natural gas is expected to increase from approximately 23.0 Tcf in 2007 to approximately 24.7 Tcf in 2010. During the last three years, the U.S. has, on average, consumed approximately 22.0 Tcf per year, while total domestic production averaged approximately 18.4 Tcf per year during the same period. We believe that relatively high natural gas prices and increasing demand will continue to drive an increase in natural gas drilling and production in the U.S. Overall, natural gas reserves in the U.S. have increased in recent years, based on data obtained from the EIA.
There is a natural decline in production from existing wells, but in the areas in which we operate there is a significant level of drilling activity that can offset this decline. Although we anticipate continued high levels of drilling and production activities in all of the areas in which we operate, we have no control over this activity. Fluctuations in energy prices could affect production rates and the level of investment by Anadarko and third parties in the exploration for and development of new natural gas reserves.

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
Impact of interest rates
Interest rates have been volatile in recent periods. If interest rates rise, our future financing costs would increase accordingly. In addition, because our common units are yield-based securities, rising market interest rates could impact the relative attractiveness of our common units to investors, which could limit our ability to raise funds, or increase the cost of raising funds, in the capital markets. Though our competitors may face similar circumstances, such an environment could render us less competitive in our efforts to expand our operations or make future acquisitions.
Benefits from system expansions
We expect that expansion projects, including the following, will allow us to capitalize on increased drilling activity by Anadarko and third-party producers:
➢	We are modifying and moving horsepower on our Dew system during 2008, which may result in lower gathering line pressures with an anticipated increase in throughput of approximately 3 MMcf/d;

➢	We expanded our Bethel treating facility by installing an additional 11 LTD of sulfur treating capacity in order to provide additional sour gas treating capacity for drilling in the area, which we completed in July 2008; and

➢	We are expanding our Hugoton gathering system to connect wells drilled by third parties, including 5 third-party wells we connected during the first half of 2008 with an average initial production rate of 3.5 MMcf/d and we expect to connect 5 additional wells during the second half of 2008.
Acquisition opportunities
A key component of our growth strategy is to acquire midstream energy assets from Anadarko over time, although no agreements to do so currently exist. On December 27, 2007, Anadarko completed a $2.2 billion financing of its midstream assets which may require partial repayment based on a debt-to-EBITDA leverage ratio that declines incrementally over time. The repayments that may be necessary to satisfy the terms of this financing may be made with internally generated cash flow, cash on hand, or cash received from midstream asset sales. Should Anadarko choose to pursue midstream asset sales, it is under no contractual obligation to offer assets or business opportunities to us. In addition, we may also pursue selected asset acquisitions from third parties to the extent such acquisitions complement our or Anadarko’s existing asset base or allow us to capture operational efficiencies from Anadarko’s production. However, if we do not make acquisitions from Anadarko or third parties on economically acceptable terms, our future growth will be limited, and the acquisitions we make may reduce, rather than increase, our cash generated from operations on a per-unit basis.
RESULTS OF OPERATIONS — OVERVIEW
OPERATING RESULTS
Our discussion below compares the results for specific periods to the previous comparable period. For purposes of the following discussion, any increases or decreases “for the three months ended June 30, 2008” refer to the comparison of the three months ended June 30, 2008 to the three months ended June 30, 2007. Similarly, any increases or decreases “for the six months ended June 30, 2008” refer to the comparison of the six months ended June 30, 2008 to the six months ended June 30, 2007.

Summary
Total revenues increased $12.4 million and $20.7 million for the three months ended June 30, 2008 and for the six months ended June 30, 2008, respectively. Gathering and transportation revenue increased $5.6 million, condensate revenue increased $3.5 million and other revenues increased $3.2 million for the three months ended June 30, 2008. Gathering and transportation revenue increased $11.0 million, condensate revenue increased $6.3 million and other revenues increased $3.4 million for the six months ended June 30, 2008. These revenue increases are discussed below.
Net income increased by $8.1 million and $11.0 million for the three months ended June 30, 2008 and for the six months ended June 30, 2008, respectively. The increase in net income for the three months ended June 30, 2008 was primarily due to a $12.4 million increase in total revenues driven by gathering rate increases, increased condensate margins, an increase in other revenues from changes in gas imbalance positions and gas prices and a $5.3 million decrease in net affiliate interest expense. These items were partially offset by higher operating expenses of $9.8 million for the three months ended June 30, 2008. The increase in net income for the six months ended June 30, 2008 was primarily due to a $20.7 million increase in total revenues driven by gathering rate increases, increased condensate margins and an increase in other revenues from changes in gas imbalance positions and gas prices and a $5.3 million decrease in net interest expense. These items were partially offset by higher operating expenses of $13.5 million and higher income tax expense of $1.6 million for the six months ended June 30, 2008. The changes in revenues, operating expenses, interest expense and income taxes are discussed in more detail below.
Revenues and Operating Statistics

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands, except per-unit data)
Revenues
Affiliates	$30,637	$25,215	$58,100	$51,557
Third-parties	8,983	2,017	19,746	5,596

Total revenues	$39,620	$27,232	$77,846	$57,153

Throughput (MMBtu/d)
Affiliates	838	937	843	942
Third-parties	122	67	122	90

Total throughput	960	1,004	965	1,032

Weighted average price per MMBtu (a)
Affiliates	$0.36	$0.27	$0.36	$0.27
Third-parties	$0.31	$0.27	$0.33	$0.23
Total	$0.35	$0.27	$0.35	$0.27

(a)	Calculated using gathering, treating and transportation of natural gas revenues
Throughput volumes, which consist of affiliate and third-party volumes, decreased by 44,000 and 67,000 MMBtu/d for the three months ended June 30, 2008 and for the six months ended June 30, 2008, respectively. Affiliate volumes declined by 99,000 MMBtu/d for both the three months ended June 30, 2008 and for the six months ended June 30, 2008. The decline in affiliate volumes was primarily due to a production decline and reduced drilling activity in the area currently dedicated to the Haley system, located within the Delaware Basin. Specifically, Haley field production and related throughput into the Haley system peaked in the first quarter of 2007 in connection with first production from several wells. Since the first quarter of 2007, production and associated volumes from the Haley field have gradually declined due to a shift in rig activity from the dedicated area to other exploration areas within the Delaware Basin, resulting in fewer new well connections. During the six months ended June 30, 2008, 7 wells were connected to the Haley gathering system and we expect at least 3 additional wells to be connected by September 30, 2008. Additionally, the Anadarko/Chesapeake Energy Corporation (“Chesapeake”) joint venture continues an active drilling program in the Haley Field and the broader Delaware Basin.

Third-party volumes increased 55,000 and 32,000 MMBtu/d for the three months ended June 30, 2008 and for the six months ended June 30, 2008, respectively. The increase in third-party volumes was primarily due to throughput increases at the Hugoton gathering system, Haley gathering system and MIGC transportation system. Higher volumes at the Hugoton system were due to a third party’s successful drilling program, which resulted in additional wells being connected to the Hugoton gathering system. We expect the third party to maintain its active drilling program in the area and to drill several wells in 2008. The increase in third-party volumes in the Haley gathering system was primarily due to Chesapeake’s activity in the area. The increase in MIGC third-party volumes is due to volumes transported pursuant to a firm transportation contract with several third-party shippers entered into in November 2007. The increase in third-party volumes was partially offset by a decline in third-party volumes transported on the Pinnacle system resulting primarily from a decrease in volumes at two central receipt points from a large third-party shipper.
Gathering and Transportation of Natural Gas Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands)
Gathering and transportation of natural gas:
Affiliates	$27,155	$23,158	$54,102	$46,550
Third-parties	3,372	1,754	7,214	3,754

Total	$30,527	$24,912	$61,316	$50,304

Total gathering and transportation of natural gas revenues increased $5.6 million and $11.0 million for the three months ended June 30, 2008 and for the six months ended June 30, 2008, respectively. Revenues from affiliates increased primarily due to an increase in affiliate gathering rates due to new contracts effective January 1, 2008. Revenues from third parties increased primarily due to an increase in volumes gathered for a third party on the Hugoton system.
Condensate Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands, except barrels and price per barrel)
Condensate:
Affiliates	$—	$1,945	$—	$4,362
Third parties	5,541	63	10,860	225

Total	$5,541	$2,008	$10,860	$4,587

Volume in barrels	47,575	35,006	105,668	84,905

Price per barrel	$116.46	$57.35	$102.77	$54.02
Total condensate revenues increased $3.5 million and $6.3 million for the three months ended June 30, 2008 and for the six months ended June 30, 2008, respectively. This increase was primarily due to increased condensate prices, which increased $59.11 per barrel and $48.75 for the three months ended June 30, 2008 and for the six months ended June 30, 2008, respectively. In addition, volumes increased by 12,569 barrels and 20,763 barrels for the three months ended June 30, 2008 and for the six months ended June 30, 2008, respectively. This volume increase is primarily attributable to increased throughput volumes, lower temperatures and the composition of the gas stream. The change from affiliate revenues to third-party revenues was due to modifications to contractual arrangements, which took effect November 2007, changing all of our condensate sales for 2008 to third-party sales.

Natural Gas and Other Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands)
Natural gas and other:
Affiliates	$3,482	$112	$3,998	$645
Third-parties	70	200	1,672	1,617

Total natural gas and other	$3,552	$312	$5,670	$2,262

Total natural gas and other revenues increased $3.2 million and $3.4 million for the three months ended June 30, 2008 and for the six months ended June 30, 2008, respectively. The increase for the three months ended June 30, 2008 and for the six months ended June 30, 2008 was primarily due to changes in our gas imbalance positions and gas prices. In addition, for the six months ended June 30, 2008, other operating revenues increased $0.9 million related to an indemnity payment received from a third party.
Cost of Product and Operation and Maintenance Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands)
Cost of product — affiliates	$3,258	$1,433	$7,018	$4,260
Cost of product — third parties	3,315	—	3,315	—
Operation and maintenance — third parties	8,732	6,951	17,291	13,837

Total cost of product and operation and maintenance expenses	$15,305	$8,384	$27,624	$18,097

Cost of product and operation and maintenance expenses increased $6.9 million and $9.5 million for the three months ended June 30, 2008 and for the six months ended June 30, 2008, respectively. Cost of product expense for the three months ended June 30, 2008 and for the six months ended June 30, 2008 increased $5.1 million and $6.1 million, respectively, primarily due to the increased cost of natural gas that we are contractually required to redeliver to shippers to compensate them on a thermally equivalent basis for condensate retained by us and sold to third parties. Gas purchases were $9.27 per MMBtu for the three months ended June 30, 2008 compared to $6.40 per MMBtu for the three months ended June 30, 2007 and were $8.05 per MMBtu for the six months ended June 30, 2008 compared to $6.33 per MMBtu for the six months ended June 30, 2007. Cost of product expense increases were also due to increases in gas imbalances associated with MIGC.
Operation and maintenance expense for the three months ended June 30, 2008 and for the six months ended June 30, 2008 increased $1.8 million and $3.4 million, respectively. The primary cause was increased labor and employee related expenses, which increased $1.8 million and $3.9 million for the three months ended June 30, 2008 and for the six months ended June 30, 2008, respectively. For the three months ended June 30, 2008 and for the six months ended June 30, 2008, approximately $1.2 million and $2.9 million, respectively, of the increase in labor and related employee expenses was attributable to a change in the structure of affiliate contracts and the treatment of such expenses. Beginning in 2008, Anadarko charged us additional labor and related employee expenses in order for us to bear the full cost of operational personnel working on our assets instead of bearing only those employee benefit costs reasonably allocated by Anadarko to us. These additional costs were taken into account when setting the affiliate-based gathering rates in the new contracts; thus, our revenues increased by approximately the same amount. Other increases in labor and employee related expenses were primarily due to increases in benefits and incentive programs. These increases were partially offset by decreases in contract labor, compressor expenses and chemicals.

General and Administrative, Depreciation and Other Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands)

General and administrative — affiliates	$2,173	$589	$3,325	$1,579
General and administrative — third parties	9	326	109	645
Property and other taxes	1,653	1,273	3,223	2,776
Depreciation	6,554	5,371	13,010	10,743

Total general and administrative, depreciation and other expenses	$10,389	$7,559	$19,667	$15,743

General and administrative, depreciation and other expenses increased $2.8 million and $3.9 million for the three months ended June 30, 2008 and for the six months ended June 30, 2008, respectively. The increases were primarily attributable to a $1.4 million increase in general and administrative expenses allocated by Anadarko pursuant to the omnibus agreement and increased depreciation expense of $1.2 million for the three months ended June 30, 2008 and $2.3 million for the six months ended June 30, 2008. The increased depreciation expense resulted from $61.6 million of assets being placed into service during 2007.
Interest Income (Expense), Net — Affiliates

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands)

Interest expense, net on affiliate balances	$(541)	$(3,617)	$(2,667)	$(5,756)
Interest income on note receivable from Anadarko	2,226	—	2,226	—

Total interest income (expense), net — affiliates	$1,685	$(3,617)	$(441)	$(5,756)

For the three months ended June 30, 2008 and for the six months ended June 30, 2008, net interest expense decreased $5.3 million each period. The decreases were primarily due to $2.2 million in interest income from the note receivable from Anadarko and the discontinuation of interest expense charged on affiliate balances, both items effective on the Closing Date.
Income Tax Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands, except effective tax rate)

Income before income taxes	$15,638	$7,672	$30,145	$17,557
Income tax expense	2,730	2,911	8,018	6,446

Effective tax rate	17.5%	37.9%	26.6%	36.7%
For the three months ended June 30, 2008 and for the six months ended June 30, 2008, income tax expense decreased approximately $181,000 and increased $1.6 million, respectively. The decrease in income tax expense for the three months ended June 30, 2008 is primarily due to the Partnership’s U.S. federal income tax status as a non-taxable entity. Income earned by the Partnership for the period beginning on the Closing Date and ending on June 30, 2008, is subject only to Texas margin tax. Lower income tax expense resulting from the Partnership’s non-taxable status was partially offset by an increase in income before income tax earned prior to the Closing Date, which is subject to federal and state income tax. The increase in income tax expense for the six months ended June 30, 2008 was due to an increase in income before income tax earned prior to the Closing Date, which is subject to federal and state income tax, partially offset by the impact of the Partnership’s non-taxable status for the period beginning on the Closing Date and ending on June 30, 2008. For 2008, the variance from the 35% federal statutory rate is primarily attributable to the Partnership’s income being subject only to Texas margin tax for the period beginning on the Closing Date and ending on June 30, 2008. For 2007, the variance from the 35% federal statutory rate is primarily attributable to state income taxes (net of federal tax benefit).

LIQUIDITY AND CAPITAL RESOURCES
Our ability to finance operations and fund maintenance capital expenditures will largely depend on our ability to generate sufficient cash flow to cover these requirements. Our ability to generate cash flow is subject to a number of factors, some of which are beyond our control. Please read “Risk factors” in our Registration Statement on Form S-1, as amended, filed with the SEC on April 25, 2008.
Prior to the Offering, our sources of liquidity included cash generated from operations and funding from Anadarko. We had participated in Anadarko’s cash management program, whereby Anadarko, on a periodic basis, swept cash balances residing in our bank accounts. Thus, our historical consolidated financial statements prior to the Offering reflect no cash balances. Unlike our transactions with third parties, which ultimately settled in cash, our affiliate transactions were settled on a net basis through an adjustment to parent net equity. Subsequent to the Offering, we maintain our own bank accounts and sources of liquidity and will utilize Anadarko’s cash management system.
Subsequent to the Offering, we expect our sources of liquidity to include:
➢	$10 million of net offering proceeds retained for general partnership purposes;

➢	cash generated from operations;

➢	borrowings of up to $100 million under Anadarko’s credit facility;

➢	borrowings under our $30 million working capital facility with Anadarko;

➢	interest income from our $260 million note receivable from Anadarko;

➢	issuances of additional partnership units; and

➢	debt offerings.
We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements, long-term capital expenditure requirements, and the Partnership’s quarterly cash distributions to unitholders.
Working capital
Working capital, defined as the amount by which current assets exceed current liabilities, is an indication of our liquidity and potential need for short-term funding. Our working capital requirements are driven by changes in accounts receivable and accounts payable. These changes are primarily impacted by factors such as credit extended to, and the timing of collections from, our customers and our level of spending for maintenance and expansion activity. Prior to the Closing Date, affiliated transactions were net-settled within our consolidated financial statements on a non-cash basis and therefore did not require independent working capital borrowings. Effective on the Closing Date, to the extent transactions with Anadarko and third parties require working capital, such amounts will be obtained by us through our working capital facility with Anadarko or other sources.
Historical cash flow
The following table and discussion presents a summary of our net cash provided by operating activities, net cash used in investing activities, net cash used in financing activities and Adjusted EBITDA for the six months ended June 30, 2008 and 2007.

For the period from January 1, 2008 to May 13, 2008, our net cash from operating activities and capital contributions from our parent were used to service our cash requirements, which included the funding of operating expenses and capital expenditures. Effective on the Closing Date, transactions with Anadarko were cash-settled and any financing needs were thereafter funded from our working capital facilities.

	Six Months Ended June 30,
	2008	2007
	(in thousands)
Net cash provided by (used in):
Operating activities	$38,228	$24,134
Investing activities	(274,301)	(21,842)
Financing activities	261,861	(2,748)

Net increase (decrease) in cash	$25,788	$(456)

Adjusted EBITDA	$43,565	$34,056
For a reconciliation of Adjusted EBITDA to its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “How we evaluate our operations — Adjusted EBITDA.”
Operating Activities. Net cash provided by operating activities increased by $14.1 million for the six months ended June 30, 2008. The increase in net cash provided by operating activities was primarily due to gathering rate increases, increased condensate margins, revenues attributable to changes in gas imbalance positions and gas prices as well as lower net interest expense. These items were partially offset by higher cash operating expenses. Additionally, changes in working capital contributed positively to cash flow from operating activities.
Investing Activities. Net cash used in investing activities increased by $252.5 million for the six months ended June 30, 2008. The increase was primarily due to our $260.0 million loan made to Anadarko in connection with the Offering.
Financing Activities. Net cash provided by financing activities increased $264.6 million for the six months ended June 30, 2008. This increase was primarily attributable to the receipt of $315.3 million of net proceeds from the Offering, partially offset by reimbursement to Anadarko of $45.3 million in pre-Offering capital expenditures.
Adjusted EBITDA. Adjusted EBITDA for the six months ended June 30, 2008 increased $9.5 million primarily due to an $11.0 million increase in gathering and transportation revenues, a $6.3 million increase in condensate revenues and a $3.4 million increase in other revenues, partially offset by a $9.5 million increase in cost of product and operation and maintenance expenses and a $1.7 million increase in general and administrative expenses other than depreciation, all of which are discussed above.
Capital requirements
Our business can be capital-intensive, requiring significant investment to maintain and improve existing facilities. We categorize capital expenditures as either:
➢	Maintenance capital expenditures, which include those expenditures required to maintain the existing operating capacity and service capability of our assets, including the replacement of system components and equipment that have suffered significant wear and tear, become obsolete or approached the end of their useful lives, those expenditures necessary to remain in compliance with regulatory or legal requirements or those expenditures necessary to complete additional well connections to maintain existing system volumes and related cash flows; or

➢	Expansion capital expenditures, which include those expenditures incurred in order to extend the useful lives of our assets, increase gathering, treating and transmission throughput from current levels, reduce costs or increase revenues.

Total capital expenditures for the six months ended June 30, 2008 were $14.3 million. For 2007, we did not differentiate between maintenance and expansion capital expenditures. However, for the six months ended June 30, 2008, we estimate that expansion capital expenditures represented approximately 60% of total capital expenditures. Our total historical capital expenditures were as follows:

	Six Months Ended June 30,
	2008	2007
	(in thousands)
Total capital expenditures	$14,301	$21,842
We expect our maintenance capital expenditures to be $19.1 million and expansion capital expenditures to be $20.7 million for the twelve months ending December 31, 2008. Our future expansion capital expenditures may vary significantly from period to period based on the investment opportunities available to us. From time to time, for projects with significant risk or capital exposure, we may secure indemnity provisions or throughput agreements. We expect to fund future capital expenditures from cash flow generated from our operations, interest income from our note receivable from Anadarko, borrowings under Anadarko’s credit facility, the issuance of additional partnership units or debt offerings.
Distributions
We expect to pay a minimum quarterly distribution of $0.30 per unit per quarter, which equates to approximately $16.25 million per full quarter, or approximately $65.0 million per full year, based on the number of common, subordinated and general partner units outstanding immediately after the Offering. We do not have a legal obligation to pay this distribution. On July 14, 2008, the board of directors of our general partner declared a cash distribution to our unitholders of $0.1582 per unit. This amount represents a prorated minimum quarterly distribution for the 48-day period beginning on May 14, 2008 and ending on June 30, 2008. The cash distribution is payable on August 14, 2008 to unitholders of record at the close of business on August 1, 2008. See Note 3, “Partnership Equity and Distributions,” in the notes to the consolidated financial statements.
Our borrowing capacity under Anadarko’s credit facility
On March 4, 2008, Anadarko entered into a $1.3 billion credit facility under which we are a co-borrower. This credit facility is available for borrowings and letters of credit and permits us to borrow up to $100 million under the facility. Our $100 million borrowing limit under Anadarko’s credit facility is available for general partnership purposes, including acquisitions, but only to the extent that sufficient amounts remain unborrowed by Anadarko and its other subsidiaries. At June 30, 2008, the full $100 million was available for borrowing by us. The $1.3 billion credit facility expires March 2013.
Interest on borrowings under the credit facility is calculated based on the election by the borrower of either: (i) a floating rate equal to the federal funds effective rate plus 0.50% or (ii) a periodic fixed rate equal to LIBOR plus an applicable margin. The applicable margin, which is currently 0.44%, and the commitment fees on the facility are based on Anadarko’s senior unsecured long-term debt rating. Pursuant to the omnibus agreement, as a co-borrower under Anadarko’s credit facility, we are required to reimburse Anadarko for our allocable portion of commitment fees (0.11% of the committed and available borrowing capacity) that Anadarko incurs under its credit facility, or up to $110,000 annually. Under the credit facility, we and Anadarko are required to comply with certain covenants, including a financial covenant that requires Anadarko to maintain a debt-to-capitalization ratio of 65% or less. As of June 30, 2008, Anadarko was in compliance with all covenants. Should we or Anadarko fail to comply with any covenant in Anadarko’s credit facility, we may not be permitted to borrow thereunder. Anadarko is a guarantor of all borrowings under the credit facility, including our borrowings. We are not a guarantor of Anadarko’s borrowings under the credit facility.
Our working capital facility
Concurrent with closing of the Offering, we entered into a two-year, $30 million working capital facility with Anadarko as the lender. At June 30, 2008, no borrowings were outstanding under the working capital facility. The facility is available exclusively to fund working capital borrowings. Borrowings under the facility will bear interest at the same rate as would apply to borrowings under the Anadarko credit facility described above. We will pay a commitment fee of 0.11% annually to Anadarko on the unused portion of the working capital facility, or up to $33,000 annually.

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
We are dependent upon a single producer, Anadarko, for the majority of our natural gas volumes and we do not maintain a credit limit with respect to Anadarko. Consequently, we are subject to the risk of non-payment or late payment by Anadarko of gathering, treating and transmission fees.
We expect our exposure to concentrated risk of non-payment or non-performance to continue for as long as we remain substantially dependent on Anadarko for our revenues. Additionally, we are exposed to credit risk on the note receivable from Anadarko that was issued concurrent with closing of the Offering. We also entered into an omnibus agreement with Anadarko at closing of the Offering under which Anadarko is required to indemnify us for certain environmental claims, losses arising from rights-of-way claims, failures to obtain required consents or governmental permits and income taxes.
If Anadarko becomes unable to perform under the terms of our gathering and transportation agreements, its note payable to us, the omnibus agreement or the services and secondment agreement, it may significantly reduce our ability to make distributions to our unitholders.
Contractual cash obligations
Anadarko leases compression equipment and office space used exclusively by the Partnership and charges rental payments to the Partnership. The following table represents the future minimum rent payments due under the compressor and office leases as of June 30, 2008.

Minimum rental
payments
(in thousands)

July 1 thru December 31, 2008	$858
2009	1,717
2010	1,577
2011	1,568
2012	1,045

Total	$6,765

Anadarko may at any time terminate the compression equipment lease, purchase and take title to the compression equipment and contribute the compression equipment to us. However, Anadarko is under no legal obligation to do so.
Also see “Items Affecting the Comparability of Our Financial Results” for a discussion of contractual obligations effective with the Offering, including the omnibus agreement, expenses related to operating as a publicly traded partnership, the services and secondment agreement and equity-based compensation plans.
OFF-BALANCE SHEET ARRANGEMENTS
We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk
We bear a limited degree of commodity price risk with respect to our gathering contracts. Specifically, pursuant to our contracts, we retain and sell condensate that is recovered during the gathering of natural gas. As part of this arrangement, we are required to provide a thermally equivalent volume of natural gas or the cash equivalent thereof to the shipper. Thus, our revenues for this portion of our contractual arrangement are based on the price received for the condensate and our costs for this portion of our contractual arrangement depend on the price of natural gas. Condensate historically sells at a price representing a slight discount to the price of NYMEX West Texas Intermediate crude oil. We consider our exposure to commodity price risk associated with these arrangements to be minimal based on the amount of operating income generated under these arrangements compared to our overall operating income and the fact that the balance of our operating income is fee-based. For the three months ended June 30, 2008, a 10% change in the trading margin between condensate and natural gas would have resulted in a $103,000, or 0.7%, change in operating income for the period.
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
Item 4T. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the second quarter of 2008, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are not a party to any legal proceeding other than legal proceedings arising in the ordinary course of our business. We are a party to various administrative and regulatory proceedings that have arisen in the ordinary course of our business. Management believes that there are no such proceedings for which final disposition could have a material adverse effect on our results of operations, cash flows or financial position. Further, there has been no material developments in legal, administrative or regulatory proceedings during the quarter ended June 30, 2008.
Item 1A. Risk Factors
There has been no material changes in our risk factors from those described in the Partnership’s Registration Statement on Form S-1, as amended, filed with the SEC on April 25, 2008.
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
The additional information required for this item is provided in Note 1, “Description of Business and Basis of Presentation,” included in the notes to the consolidated financial statements included under Part I, Item 1, which information is incorporated by reference into this item.
Item 6. Exhibits
Exhibits not incorporated by reference to a prior filing are designated by an asterisk (*) and are filed herewith; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.
3.1	Amended and Restated Agreement of Limited Partnership of Western Gas Partners, LP, dated May 14, 2008 (incorporated by reference to Exhibit 3.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on May 14, 2008, File No. 001-34046).

3.2	Amended and Restated Limited Liability Company Agreement of Western Gas Holdings, LLC, dated as of May 14, 2008 (incorporated by reference to Exhibit 3.2 to Western Gas Partners, LP’s Current Report on Form 8-K filed on May 14, 2008, File No. 001-34046).

4.1	Specimen Unit Certificate for the Common Units (incorporated by reference to Exhibit 4.1 to Western Gas Partners, LP’s Quarterly Report on Form 10-Q filed on June 13, 2008, File No. 001-34046).

10.1	Contribution, Conveyance and Assumption Agreement by and among Western Gas Partners, LP, Western Gas Holdings, LLC, Anadarko Petroleum Corporation, WGR Holdings, LLC, Western Gas Resources, Inc., WGR Asset Holding Company LLC, Western Gas Operating, LLC and WGR Operating, LP, dated as of May 14, 2008 (incorporated by reference to Exhibit 10.2 to Western Gas Partners, LP’s Current Report on Form 8-K filed on May 14, 2008, File No. 001-34046).

10.2	Omnibus Agreement by and among Western Gas Partners, LP, Western Gas Holdings, LLC and Anadarko Petroleum Corporation, dated as of May 14, 2008 (incorporated by reference to Exhibit 10.3 to Western Gas Partners, LP’s Current Report on Form 8-K filed on May 14, 2008, File No. 001-34046).

10.3	Services and Secondment Agreement by and between Western Gas Holdings, LLC and Anadarko Petroleum Corporation, dated as of May 14, 2008 (incorporated by reference to Exhibit 10.4 to Western Gas Partners, LP’s Current Report on Form 8-K filed on May 14, 2008, File No. 001-34046).

10.4	Tax Sharing Agreement by and among Anadarko Petroleum Corporation and Western Gas Partners, LP, dated as of May 14, 2008 (incorporated by reference to Exhibit 10.5 to Western Gas Partners, LP’s Current Report on Form 8-K filed on May 14, 2008, File No. 001-34046).

10.5	Anadarko Petroleum Corporation Fixed Rate Note due 2038 (incorporated by reference to Exhibit 10.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on May 14, 2008, File No. 001-34046).

10.6	Working Capital Loan Agreement between Anadarko Petroleum Corporation and Western Gas Partners, LP, dated as of May 14, 2008 (incorporated by reference to Exhibit 10.6 to Western Gas Partners, LP’s Current Report on Form 8-K filed on May 14, 2008, File No. 001-34046).

10.7	Revolving Credit Agreement, dated as of March 4, 2008, by and among Anadarko Petroleum Corporation, Western Gas Partners, LP, JPMorgan Chase Bank, N.A., The Royal Bank of Scotland, PLC, BNP Paribas, Bank of America, N.A., BMO Capital Markets Financing, Inc., The Bank of Tokyo-Mitsubishi UFJ, LTD., and each of the Lenders named therein (incorporated by reference to Exhibit 10.14 to Amendment No. 4 to Western Gas Partners, LP’s Registration Statement on Form S-1 filed on April 15, 2008, File No. 333-146700).

10.8	Dew Gas Gathering Agreement between Anadarko Gathering Company LLC and Anadarko Petroleum Corporation (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to Western Gas Partners, LP’s Registration Statement on Form S-1 filed on January 23, 2008, File No. 333-146700).

10.9	Haley Gas Gathering Agreement between Anadarko Gathering Company LLC and Anadarko Petroleum Corporation (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to Western Gas Partners, LP’s Registration Statement on Form S-1 filed on January 23, 2008, File No. 333-146700).

10.10	Hugoton Gas Gathering Agreement between Anadarko Gathering Company LLC and Anadarko Petroleum Corporation (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to Western Gas Partners, LP’s Registration Statement on Form S-1 filed on January 23, 2008, File No. 333-146700).

10.11	Pinnacle Gas Gathering Agreement between Pinnacle Gas Treating LLC and Anadarko Petroleum Corporation (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to Western Gas Partners, LP’s Registration Statement on Form S-1 filed on January 23, 2008, File No. 333-146700).

10.12	Form of Indemnification Agreement by and between Western Gas Holdings, LLC, its Officers and Directors (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to Western Gas Partners, LP’s Registration Statement on Form S-1 filed on January 23, 2008, File No. 333-146700).

10.13	Western Gas Partners, LP 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.13 to Western Gas Partners, LP’s Quarterly Report on Form 10-Q filed on June 13, 2008, File No. 001-34046).

10.14	Form of Award Agreement under the Western Gas Partners, LP 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to Western Gas Partners, LP’s Current Report on Form 8-K filed on May 14, 2008, File No. 001-34046).

10.15	Western Gas Holdings, LLC Equity Incentive Plan (incorporated by reference to Exhibit 10.15 to Western Gas Partners, LP’s Quarterly Report on Form 10-Q filed on June 13, 2008, File No. 001-34046).

10.16	Form of Award Agreement under Western Gas Holdings, LLC Equity Incentive Plan (incorporated by reference to Exhibit 10.15 to Western Gas Partners, LP’s Registration Statement on Form S-1 filed on April 15, 2008, File No. 333-146700).

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2008	By:	/s/ Robert G. Gwin
		Name:	Robert G. Gwin
Title: President and Chief Executive Officer Western Gas Holdings, LLC (as general partner of Western Gas Partners, LP)

Date: August 13, 2008	By:	/s/ Michael C. Pearl
		Name:	Michael C. Pearl
Title: Senior Vice President and Chief Financial Officer Western Gas Holdings, LLC (as general partner of Western Gas Partners, LP)

EXHIBIT INDEX
Exhibits not incorporated by reference to a prior filing are designated by an asterisk (*) and are filed herewith; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.
3.1	Amended and Restated Agreement of Limited Partnership of Western Gas Partners, LP, dated May 14, 2008 (incorporated by reference to Exhibit 3.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on May 14, 2008, File No. 001-34046).

3.2	Amended and Restated Limited Liability Company Agreement of Western Gas Holdings, LLC, dated as of May 14, 2008 (incorporated by reference to Exhibit 3.2 to Western Gas Partners, LP’s Current Report on Form 8-K filed on May 14, 2008, File No. 001-34046).

4.1	Specimen Unit Certificate for the Common Units (incorporated by reference to Exhibit 4.1 to Western Gas Partners, LP’s Quarterly Report on Form 10-Q filed on June 13, 2008, File No. 001-34046).

10.1	Contribution, Conveyance and Assumption Agreement by and among Western Gas Partners, LP, Western Gas Holdings, LLC, Anadarko Petroleum Corporation, WGR Holdings, LLC, Western Gas Resources, Inc., WGR Asset Holding Company LLC, Western Gas Operating, LLC and WGR Operating, LP, dated as of May 14, 2008 (incorporated by reference to Exhibit 10.2 to Western Gas Partners, LP’s Current Report on Form 8-K filed on May 14, 2008, File No. 001-34046).

10.2	Omnibus Agreement by and among Western Gas Partners, LP, Western Gas Holdings, LLC and Anadarko Petroleum Corporation, dated as of May 14, 2008 (incorporated by reference to Exhibit 10.3 to Western Gas Partners, LP’s Current Report on Form 8-K filed on May 14, 2008, File No. 001-34046).

10.3	Services and Secondment Agreement by and between Western Gas Holdings, LLC and Anadarko Petroleum Corporation, dated as of May 14, 2008 (incorporated by reference to Exhibit 10.4 to Western Gas Partners, LP’s Current Report on Form 8-K filed on May 14, 2008, File No. 001-34046).

10.4	Tax Sharing Agreement by and among Anadarko Petroleum Corporation and Western Gas Partners, LP, dated as of May 14, 2008 (incorporated by reference to Exhibit 10.5 to Western Gas Partners, LP’s Current Report on Form 8-K filed on May 14, 2008, File No. 001-34046).

10.5	Anadarko Petroleum Corporation Fixed Rate Note due 2038 (incorporated by reference to Exhibit 10.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on May 14, 2008, File No. 001-34046).

10.6	Working Capital Loan Agreement between Anadarko Petroleum Corporation and Western Gas Partners, LP, dated as of May 14, 2008 (incorporated by reference to Exhibit 10.6 to Western Gas Partners, LP’s Current Report on Form 8-K filed on May 14, 2008, File No. 001-34046).

10.7	Revolving Credit Agreement, dated as of March 4, 2008, by and among Anadarko Petroleum Corporation, Western Gas Partners, LP, JPMorgan Chase Bank, N.A., The Royal Bank of Scotland, PLC, BNP Paribas, Bank of America, N.A., BMO Capital Markets Financing, Inc., The Bank of Tokyo-Mitsubishi UFJ, LTD., and each of the Lenders named therein (incorporated by reference to Exhibit 10.14 to Amendment No. 4 to Western Gas Partners, LP’s Registration Statement on Form S-1 filed on April 15, 2008, File No. 333-146700).

10.8	Dew Gas Gathering Agreement between Anadarko Gathering Company LLC and Anadarko Petroleum Corporation (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to Western Gas Partners, LP’s Registration Statement on Form S-1 filed on January 23, 2008, File No. 333-146700).

10.9	Haley Gas Gathering Agreement between Anadarko Gathering Company LLC and Anadarko Petroleum Corporation (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to Western Gas Partners, LP’s Registration Statement on Form S-1 filed on January 23, 2008, File No. 333-146700).

10.10	Hugoton Gas Gathering Agreement between Anadarko Gathering Company LLC and Anadarko Petroleum Corporation (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to Western Gas Partners, LP’s Registration Statement on Form S-1 filed on January 23, 2008, File No. 333-146700).
10.11	Pinnacle Gas Gathering Agreement between Pinnacle Gas Treating LLC and Anadarko Petroleum Corporation (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to Western Gas Partners, LP’s Registration Statement on Form S-1 filed on January 23, 2008, File No. 333-146700).
10.12	Form of Indemnification Agreement by and between Western Gas Holdings, LLC, its Officers and Directors (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to Western Gas Partners, LP’s Registration Statement on Form S-1 filed on January 23, 2008, File No. 333-146700).
10.13	Western Gas Partners, LP 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.13 to Western Gas Partners, LP’s Quarterly Report on Form 10-Q filed on June 13, 2008, File No. 001-34046).
10.14	Form of Award Agreement under the Western Gas Partners, LP 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to Western Gas Partners, LP’s Current Report on Form 8-K filed on May 14, 2008, File No. 001-34046).
10.15	Western Gas Holdings, LLC Equity Incentive Plan (incorporated by reference to Exhibit 10.15 to Western Gas Partners, LP’s Quarterly Report on Form 10-Q filed on June 13, 2008, File No. 001-34046).
10.16	Form of Award Agreement under Western Gas Holdings, LLC Equity Incentive Plan (incorporated by reference to Exhibit 10.15 to Western Gas Partners, LP’s Registration Statement on Form S-1 filed on April 15, 2008, File No. 333-146700).

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.