Form 10-K/A
period 2008-12-31
Western Gas Partners LP
filed 2009-08-03
CIK 1414475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)

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
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐      No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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
DOCUMENTS INCORPORATED BY REFERENCE
None

Explanatory Note
Western Gas Partners, LP (the “Partnership,” “we”, “us”, or “our”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2009 (the “Original Filing”), to amend and restate in its entirety Item 9A(T) of Part II in response to a comment letter issued by the Staff of the SEC. This amendment does not reflect events occurring after the filing of the Original Filing, and does not modify or update the disclosures therein in any way other than as required to reflect the amendments as described above and set forth below.

PART II
Item 9A(T). Disclosure Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Securities Exchange Act of 1934 Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the fourth quarter of 2008, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is appropriately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm
This annual report does not include management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART IV
Item 15. Exhibits
(a)(1) Financial Statements
Our consolidated financial statements are included under Part II, Item 8 of the Original Filing. For a listing of these statements and accompanying footnotes, please see the Index to Financial Statements on page F-1 under Item 8 of the Original Filing.
(a)(2) Financial Statement Schedules
All schedules have been omitted because they are either not applicable, not required or the information called for therein appears in the consolidated financial statements or notes thereto in the Original Filing.
(a)(3) Exhibits
Exhibit index

Exhibit
Number	Description

3.1	Certificate of Limited Partnership of Western Gas Partners, LP (incorporated by reference to Exhibit 3.1 to Western Gas Partners, LP’s Registration Statement on Form S-1 filed on October 15, 2007, File No. 333-146700).

3.2	Amended and Restated Agreement of Limited Partnership of Western Gas Partners, LP, dated May 14, 2008 (incorporated by reference to Exhibit 3.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on May 14, 2008, File No. 001-34046).

3.3	Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of Western Gas Partners, LP dated December 19, 2008 (incorporated by reference to Exhibit 3.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on December 24, 2008, File No. 001-34046).

3.4	Certificate of Formation of Western Gas Holdings, LLC (incorporated by reference to Exhibit 3.2 to Western Gas Partners, LP’s Registration Statement on Form S-1 filed on October 15, 2007, File No. 333-146700).

3.5	Amended and Restated Limited Liability Company Agreement of Western Gas Holdings, LLC, dated as of May 14, 2008 (incorporated by reference to Exhibit 3.2 to Western Gas Partners, LP’s Current Report on Form 8-K filed on May 14, 2008, File No. 001-34046).

4.1	Specimen Unit Certificate for the Common Units (incorporated by reference to Exhibit 4.1 to Western Gas Partners, LP’s Quarterly Report on Form 10-Q filed on June 13, 2008, File No. 001-34046).

10.1	Contribution, Conveyance and Assumption Agreement by and among Western Gas Partners, LP, Western Gas Holdings, LLC, Anadarko Petroleum Corporation, WGR Holdings, LLC, Western Gas Resources, Inc., WGR Asset Holding Company LLC, Western Gas Operating, LLC and WGR Operating, LP, dated as of May 14, 2008 (incorporated by reference to Exhibit 10.2 to Western Gas Partners, LP’s Current Report on Form 8-K filed on May 14, 2008, File No. 001-34046).

10.2#	Contribution Agreement, dated as of November 11, 2008, by and among Western Gas Resources, Inc., WGR Asset Holding Company LLC, WGR Holdings, LLC, Western Gas Holdings, LLC, Western Gas Partners, LP, Western Gas Operating, LLC and WGR Operating, LP (incorporated by reference to Exhibit 10.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on November 13, 2008, File No. 001-34046).

10.3	Omnibus Agreement by and among Western Gas Partners, LP, Western Gas Holdings, LLC and Anadarko Petroleum Corporation, dated as of May 14, 2008 (incorporated by reference to Exhibit 10.3 to Western Gas Partners, LP’s Current Report on Form 8-K filed on May 14, 2008, File No. 001-34046).

10.4	Amendment No. 1 to Omnibus Agreement by and among Western Gas Partners, LP, Western Gas Holdings, LLC, and Anadarko Petroleum Corporation, dated as of December 19, 2008 (incorporated by reference to Exhibit 10.2 to Western Gas Partners, LP’s Current Report on Form 8-K filed on December 24, 2008, File No. 001-34046).

10.5	Tax Sharing Agreement by and among Anadarko Petroleum Corporation and Western Gas Partners, LP, dated as of May 14, 2008 (incorporated by reference to Exhibit 10.5 to Western Gas Partners, LP’s Current Report on Form 8-K filed on May 14, 2008, File No. 001-34046).

10.6	Anadarko Petroleum Corporation Fixed Rate Note due 2038 (incorporated by reference to Exhibit 10.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on May 14, 2008, File No. 001-34046).

10.7	Working Capital Loan Agreement between Anadarko Petroleum Corporation and Western Gas Partners, LP, dated as of May 14, 2008 (incorporated by reference to Exhibit 10.6 to Western Gas Partners, LP’s Current Report on Form 8-K filed on May 14, 2008, File No. 001-34046).

Exhibit
Number	Description

10.8	Revolving Credit Agreement, dated as of March 4, 2008, by and among Anadarko Petroleum Corporation, Western Gas Partners, LP, JPMorgan Chase Bank, N.A., The Royal Bank of Scotland, PLC, BNP Paribas, Bank of America, N.A., BMO Capital Markets Financing, Inc., The Bank of Tokyo-Mitsubishi UFJ, LTD., and each of the Lenders named therein (incorporated by reference to Exhibit 10.14 to Amendment No. 4 to Western Gas Partners, LP’s Registration Statement on Form S-1 filed on April 15, 2008, File No. 333-146700).

10.9	Term Loan Agreement due 2013 dated as of December 19, 2008 by and between Anadarko Petroleum Corporation and Western Gas Partners, LP (incorporated by reference to Exhibit 10.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on December 24, 2008, File No. 001-34046).

10.10†	Dew Gas Gathering Agreement between Anadarko Gathering Company LLC and Anadarko Petroleum Corporation (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to Western Gas Partners, LP’s Registration Statement on Form S-1 filed on January 23, 2008, File No. 333-146700).

10.11†	Haley Gas Gathering Agreement between Anadarko Gathering Company LLC and Anadarko Petroleum Corporation (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to Western Gas Partners, LP’s Registration Statement on Form S-1 filed on January 23, 2008, File No. 333-146700).

10.12†	Hugoton Gas Gathering Agreement between Anadarko Gathering Company LLC and Anadarko Petroleum Corporation (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to Western Gas Partners, LP’s Registration Statement on Form S-1 filed on January 23, 2008, File No. 333-146700).

10.13†	Pinnacle Gas Gathering Agreement between Pinnacle Gas Treating LLC and Anadarko Petroleum Corporation (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to Western Gas Partners, LP’s Registration Statement on Form S-1 filed on January 23, 2008, File No. 333-146700).

10.14‡	Form of Indemnification Agreement by and between Western Gas Holdings, LLC, its Officers and Directors (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to Western Gas Partners, LP’s Registration Statement on Form S-1 filed on January 23, 2008, File No. 333-146700).

10.15‡	Western Gas Partners, LP 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.13 to Western Gas Partners, LP’s Quarterly Report on Form 10-Q filed on June 13, 2008, File No. 001-34046).

10.16‡	Form of Award Agreement under the Western Gas Partners, LP 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to Western Gas Partners, LP’s Current Report on Form 8-K filed on May 14, 2008, File No. 001-34046).

10.17‡	Amended and Restated Western Gas Holdings, LLC Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Western Gas Partners, LP’s Current Report on Form 8-K filed on December 24, 2008, File No. 001-34046).

10.18‡	Form of Amended and Restated Award Agreement under Western Gas Holdings, LLC Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Western Gas Partners, LP’s Current Report on Form 8-K filed on December 24, 2008, File No. 001-34046).

21.1**	List of Subsidiaries of Western Gas Partners, LP.

23.1**	Consent of KPMG LLP.

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Previously filed with the Original Filing.

#	Pursuant to Item 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

†	Portions of this exhibit, which was previously filed with the Securities and Exchange Commission, were omitted pursuant to a request for confidential treatment. The omitted portions were filed separately with the Securities and Exchange Commission.

‡	Management contracts or compensatory plans or arrangements required to be filed pursuant to Item 15.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Western Gas Partners, LP (Registrant)
By:	Western Gas Holdings, LLC,
its general partner

By:	/s/ Benjamin M. Fink
Benjamin M. Fink
Senior Vice President and Chief Financial Officer

Date: July 31, 2009