Form 10-Q
period 2010-06-30
Western Gas Partners LP
filed 2010-08-05
CIK 1414475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 42,621,968 common units outstanding as of August 2, 2010.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Western Gas Partners, LP
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per-unit amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009(1)	2010	2009(1)
Revenues – affiliates
Gathering, processing and transportation of natural gas	$36,965	$36,815	$74,079	$72,889
Natural gas, natural gas liquids and condensate sales	40,782	45,470	85,941	87,630
Equity income and other	1,394	2,640	2,952	4,370

Total revenues – affiliates	79,141	84,925	162,972	164,889

Revenues – third parties
Gathering, processing and transportation of natural gas	5,185	6,714	11,430	13,974
Natural gas, natural gas liquids and condensate sales	2,626	1,932	6,319	3,404
Other, net	1,016	189	1,566	653

Total revenues – third parties	8,827	8,835	19,315	18,031

Total revenues	87,968	93,760	182,287	182,920

Operating expenses (2)
Cost of product	24,955	28,732	57,532	62,377
Operation and maintenance	13,735	15,689	28,903	29,775
General and administrative	4,358	5,367	9,433	11,653
Property and other taxes	2,800	2,808	5,568	5,629
Depreciation and amortization	13,555	12,839	27,238	24,855

Total operating expenses	59,403	65,435	128,674	134,289

Operating income	28,565	28,325	53,613	48,631

Interest income, net (3)	627	2,571	1,324	5,248
Other income (expense), net	(2,394)	9	(2,374)	16

Income before income taxes	26,798	30,905	52,563	53,895

Income tax expense	17	2,087	973	2,353

Net income	26,781	28,818	51,590	51,542

Net income attributable to noncontrolling interests	3,370	3,415	5,265	5,554

Net income attributable to Western Gas Partners, LP	$23,411	$25,403	$46,325	$45,988

Limited partner interest in net income:
Net income attributable to Western Gas Partners, LP (4)	$23,411	$25,403	$46,325	$45,988
Pre-acquisition (income) loss allocated to Parent	—	(7,279)	1,218	(10,907)
General partner interest in net income	(519)	(362)	(1,002)	(701)

Limited partner interest in net income	$22,892	$17,762	$46,541	$34,380

Net income per common unit – basic and diluted	$0.35	$0.32	$0.72	$0.62
Net income per subordinated unit – basic and diluted	$0.35	$0.32	$0.72	$0.62

(1)	Financial information for 2009 has been revised to include results attributable to the Chipeta assets and Granger assets. See Note 1—Description of Business and Basis of Presentation—Acquisitions.

(2)	Operating expenses include amounts charged by Anadarko to the Partnership (“Anadarko” and “Partnership” are as defined in Note 1—Description of Business and Basis of Presentation) for services as well as reimbursement of amounts paid by Anadarko to third parties on behalf of the Partnership. Cost of product expenses include product purchases from Anadarko of $6.0 million and $10.5 million for the three months ended June 30, 2010 and 2009 and $17.1 million and $24.3 million for the six months ended June 30, 2010 and 2009, respectively. Operation and maintenance expenses include charges from Anadarko of $6.6 million and $6.8 million for the three months ended June 30, 2010 and 2009 and $15.1 million and $12.1 million for the six months ended June 30, 2010 and 2009, respectively. General and administrative expenses include charges from Anadarko of $3.3 million and $4.5 million for the three months ended June 30, 2010 and 2009 and $6.8 million and $9.5 million for the six months ended June 30, 2010 and 2009, respectively. See Note 4—Transactions with Affiliates.

(3)	Interest income, net includes net interest income from affiliates of $2.4 million and $2.6 million for the three months ended June 30, 2010 and 2009 and $4.9 million and $5.2 million for the six months ended June 30, 2010 and 2009, respectively. See Note 4—Transactions with Affiliates.

(4)	General and limited partner interest in net income represents net income for periods including and subsequent to the Partnership’s acquisition of the Partnership Assets (as defined in Note 1—Description of Business and Basis of Presentation — Presentation of Partnership Acquisitions). See also Note 3—Net Income per Limited Partner Unit.
See accompanying notes to unaudited consolidated financial statements.

Western Gas Partners, LP
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except number of units)

	June 30,	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$64,402	$69,984
Accounts receivable, net – third parties	2,456	4,076
Accounts receivable – affiliates	10,470	2,203
Natural gas imbalance receivables – third parties	551	266
Natural gas imbalance receivables – affiliates	41	448
Other current assets	2,766	3,287

Total current assets	80,686	80,264

Long-term assets
Note receivable – Anadarko	260,000	260,000
Property, plant and equipment
Cost	1,263,677	1,246,155
Less accumulated depreciation	280,257	252,778

Net property, plant and equipment	983,420	993,377
Goodwill	31,248	31,248
Equity investment	20,819	20,060
Other assets	2,198	2,974

Total assets	$1,378,371	$1,387,923

LIABILITIES, EQUITY AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable – third parties	$8,111	$12,003
Natural gas imbalance payable – third parties	476	289
Natural gas imbalance payable – affiliates	1,339	1,319
Accrued ad valorem taxes	5,702	3,046
Income taxes payable	548	412
Accrued liabilities – third parties	11,780	8,717
Accrued liabilities – affiliates	242	470

Total current liabilities	28,198	26,256
Long-term liabilities
Long-term debt – third party	110,000	—
Note payable – Anadarko	175,000	175,000
Deferred income taxes	394	92,891
Asset retirement obligations and other	15,631	15,077

Total long-term liabilities	301,025	282,968

Total liabilities	329,223	309,224

Commitments and contingencies (Note 8)

Equity and partners’ capital
Common units (41,573,772 and 36,374,925 units issued and outstanding at June 30, 2010 and December 31, 2009, respectively)	662,262	497,230
Subordinated units (26,536,306 units issued and outstanding at June 30, 2010 and December 31, 2009)	277,953	276,571
General partner units (1,390,002 and 1,283,903 units issued and outstanding at June 30, 2010 and December 31, 2009, respectively)	17,372	13,726
Parent net investment	—	200,250

Total partners’ capital	957,587	987,777
Noncontrolling interests	91,561	90,922

Total equity and partners’ capital	1,049,148	1,078,699

Total liabilities, equity and partners’ capital	$1,378,371	$1,387,923

See accompanying notes to unaudited consolidated financial statements.

Western Gas Partners, LP
CONSOLIDATED STATEMENT OF EQUITY AND PARTNERS’ CAPITAL
(Unaudited, in thousands)

		Partners’ Capital
	Parent Net	Limited Partners		General	Noncontrolling
	Investment	Common	Subordinated	Partner	Interests	Total
Balance at December 31, 2009	$200,250	$497,230	$276,571	$13,726	$90,922	$1,078,699
Net pre-acquisition contributions from Parent	7,914	—	—	—	—	7,914
Elimination of net deferred tax liabilities	92,203	—	—	—	—	92,203
Contribution of Granger assets	(300,367)	57,513	—	1,174	—	(241,680)
Contribution of assets from Parent	—	7,379	—	151	—	7,530
Contributions from noncontrolling interest owners	—	—	—	—	2,053	2,053
Non-cash equity-based compensation	—	146	—	—	—	146
May 2010 equity offering, net of offering and other expenses	—	97,128	—	2,183	—	99,311
Net income (loss)	(1,218)	27,380	19,161	1,002	5,265	51,590
Distributions to unitholders	—	(24,787)	(17,779)	(869)	—	(43,435)
Distributions to noncontrolling interest owners	—	—	—	—	(6,383)	(6,383)
Other	1,218	273	—	5	(296)	1,200

Balance at June 30, 2010	$—	$662,262	$277,953	$17,372	$91,561	$1,049,148

See accompanying notes to unaudited consolidated financial statements.

Western Gas Partners, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2010	2009(1)
Cash flows from operating activities
Net income	$51,590	$51,542
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,238	24,855
Deferred income taxes	(607)	(985)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(6,844)	1,849
Decrease in natural gas imbalance receivable	122	3,165
Increase (decrease) in accounts payable, accrued liabilities and natural gas imbalance payable	10,263	(10,255)
Change in other items, net	1,172	(192)

Net cash provided by operating activities	82,934	69,979

Cash flows from investing activities
Granger acquisition	(241,680)	—
Capital expenditures	(9,591)	(39,895)
Investment in equity affiliate	(309)	(263)

Net cash used in investing activities	(251,580)	(40,158)

Cash flows from financing activities
Borrowings under revolving credit facility, net of repayments and issuance costs	109,987	—
May 2010 equity offering, net of $4.3 million in offering and other expenses	99,311	—
Contributions from noncontrolling interest owners and Parent	2,053	9,584
Distributions to unitholders	(43,435)	(34,059)
Distributions to noncontrolling interest owners	(6,383)	(2,811)
Net pre-acquisition contributions from Parent	1,531	3,556

Net cash provided by (used in) financing activities	163,064	(23,730)

Net (decrease) increase in cash and cash equivalents	(5,582)	6,091

Cash and cash equivalents at beginning of period	69,984	36,074

Cash and cash equivalents at end of period	$64,402	$42,165

Supplemental disclosures
Contribution of assets from Parent	$7,530	$—
Decrease in accrued capital expenditures	$177	$4,245
Interest paid	$6,068	$1,821
Interest received	$8,450	$8,450

(1)	Financial information for 2009 has been revised to include activity attributable to the Chipeta assets and Granger assets. See Note 1—Description of Business and Basis of Presentation—Acquisitions.
See accompanying notes to unaudited consolidated financial statements.

Notes to unaudited consolidated financial statements of Western Gas Partners, LP
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of business. Western Gas Partners, LP (the “Partnership”) is a Delaware limited partnership formed in August 2007. The Partnership is engaged in the business of gathering, compressing, processing, treating and transporting natural gas and natural gas liquids (“NGLs”) for Anadarko Petroleum Corporation and its consolidated subsidiaries as well as for third-party producers and customers. The Partnership’s assets consist of ten gathering systems, six natural gas treating facilities, six gas processing facilities, one interstate pipeline and one NGL pipeline. The Partnership’s assets are located in East and West Texas, the Rocky Mountains and the Mid-Continent.
For purposes of these financial statements, the “Partnership” refers to Western Gas Partners, LP and its subsidiaries; “Anadarko” or “Parent” refers to Anadarko Petroleum Corporation and its consolidated subsidiaries, excluding the Partnership; and “affiliates” refers to wholly owned and partially owned subsidiaries of Anadarko, excluding the Partnership. The “initial assets” collectively refer to Anadarko Gathering Company LLC, or “AGC,” Pinnacle Gas Treating LLC, or “PGT,” and MIGC LLC, or “MIGC,” all of which the Partnership acquired in connection with its May 2008 initial public offering. The “Powder River assets” collectively refer to the Partnership’s 100% ownership interest in the Hilight system, 50% interest in the Newcastle system and 14.81% limited liability company membership interest in Fort Union Gas Gathering, L.L.C., or “Fort Union,” all of which the Partnership acquired from Anadarko in December 2008, and the “Powder River acquisition” refers to the acquisition of the Powder River assets. The “Chipeta assets” collectively refer to the 51% membership interest in Chipeta Processing LLC, or “Chipeta,” and associated NGL pipeline, that the Partnership acquired from Anadarko in July 2009, and the “Chipeta acquisition” refers to the acquisition of the Chipeta assets. The “Granger assets” collectively refer to the Granger gathering system and Granger complex, which the Partnership acquired from Anadarko in January 2010, and the “Granger acquisition” refers to the acquisition of the Granger assets. The Wattenberg gathering system and associated assets that the Partnership acquired from Anadarko in August 2010 are referred to collectively as the “Wattenberg assets” and the acquisition is referred to as the “Wattenberg acquisition.” See Note 9—Subsequent Events—Wattenberg acquisition. The Partnership’s general partner is Western Gas Holdings, LLC, a wholly owned subsidiary of Anadarko.
Basis of presentation. The consolidated financial statements include the accounts of the Partnership and entities in which it holds a controlling financial interest. All significant intercompany transactions have been eliminated. Investments in non-controlled entities over which the Partnership exercises significant influence are accounted for under the equity method. The information furnished herein reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of financial position as of June 30, 2010 and December 31, 2009, results of operations for the three and six months ended June 30, 2010 and 2009, statement of equity and partners’ capital for the six months ended June 30, 2010 and statements of cash flows for the six months ended June 30, 2010 and 2009. The Partnership’s financial results for the three and six months ended June 30, 2010 are not necessarily indicative of the expected results for the full year ending December 31, 2010.
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
The accompanying consolidated financial statements and notes should be read in conjunction with the Partnership’s annual report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2010, as revised by the Partnership’s current report on Form 8-K, filed with the SEC on May 4, 2010 (the “annual report on Form 10-K”) to recast the Partnership’s financial statements to reflect the results generated by the Granger assets, as discussed below, from the date on which those assets were acquired by Anadarko.

Notes to unaudited consolidated financial statements of Western Gas Partners, LP
Acquisitions.
Chipeta acquisition. In July 2009, the Partnership acquired certain midstream assets from Anadarko that provide processing and transportation services in the Greater Natural Buttes area in Uintah County, Utah. The acquisition consisted of a 51% membership interest in Chipeta, together with an associated NGL pipeline. Chipeta owns a natural gas processing plant complex which includes two processing trains: a refrigeration unit completed in November 2007 and a cryogenic unit completed in April 2009. The Partnership financed the Chipeta acquisition (i) by borrowing $101.5 million from Anadarko pursuant to the terms of a 7.0% fixed-rate, three-year term loan agreement, and (ii) the issuance of 351,424 common units and 7,172 general partner units.
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
As of June 30, 2010, Chipeta is owned 51% by the Partnership, 24% by Anadarko and 25% by a third-party member. The interests in Chipeta held by Anadarko and the third-party member are reflected as noncontrolling interests in the consolidated financial statements.
Granger acquisition. In January 2010, the Partnership acquired Anadarko’s entire 100% ownership interest in the following assets located in Southwestern Wyoming: (i) the Granger gathering system with related compressors and other facilities, and (ii) the Granger complex, consisting of two cryogenic trains, two refrigeration trains, an NGL fractionation facility and ancillary equipment. The Granger acquisition was financed primarily with $210.0 million in borrowings under the Partnership’s revolving credit facility plus $31.7 million of cash on hand, as well as through the issuance of 620,689 common units and 12,667 general partner units to Anadarko.
Wattenberg acquisition. The Partnership acquired certain assets located in the Denver-Julesburg Basin, north and east of Denver, Colorado, from Anadarko in August 2010. See Note 9—Subsequent Events—Wattenberg acquisition.
Presentation of Partnership acquisitions. The initial assets, Powder River assets, Chipeta assets and Granger assets are referred to collectively as the “Partnership Assets.” Unless otherwise noted, references to “periods prior to our acquisition of the Partnership Assets” and similar phrases refer to periods prior to July 2009 with respect to the Chipeta assets and periods prior to January 2010 with respect to the Granger assets. Unless otherwise noted, references to “periods subsequent to our acquisition of the Partnership Assets” and similar phrases refer to periods including and subsequent to July 2009 with respect to the Chipeta assets and periods including and subsequent to January 2010 with respect to the Granger assets.
Anadarko acquired the Granger assets in connection with its August 23, 2006 acquisition of Western Gas Resources, Inc. (“Western”) and Anadarko initially acquired the Chipeta assets in connection with its August 10, 2006 acquisition of Kerr-McGee Corporation (“Kerr-McGee”) and subsequently completed the construction of the Chipeta assets. The acquisitions by the Partnership of the Chipeta assets and Granger assets were considered transfers of net assets between entities under common control. Accordingly, the Partnership is required to revise its financial statements to include the activities of the Partnership Assets as of the date of common control. The Partnership’s historical financial statements for the three and six months ended June 30, 2009 as presented in the Partnership’s quarterly report on Form 10-Q for the quarter ended June 30, 2009, which included the results attributable to the initial assets and the Powder River assets, have been recast in this quarterly report on Form 10-Q to include the results attributable to the Chipeta assets and the Granger assets as if the Partnership owned such assets for all periods presented. Net income attributable to the Partnership Assets for periods prior to each acquisition is not allocated to the limited partners for purposes of calculating net income per limited partner unit.
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

Notes to unaudited consolidated financial statements of Western Gas Partners, LP
May 2010 equity offering. On May 18, 2010, the Partnership closed its equity offering of 4,000,000 common units to the public at a price of $22.25 per unit. On June 2, 2010, the Partnership issued an additional 558,700 common units to the public pursuant to the exercise of the underwriters’ over-allotment option granted in connection with the equity offering. In connection with the May 2010 equity offering, the Partnership issued 93,035 general partner units to Anadarko. The May 18 and June 2, 2010 issuances are referred to collectively as the “May 2010 equity offering.” Net proceeds from the offering of approximately $99.3 million, including the general partner’s proportionate capital contribution to maintain its 2.0% interest, and cash on hand were used to repay $100.0 million outstanding under the Partnership’s revolving credit facility.
Limited partner and general partner units
The Partnership’s common units are listed on the New York Stock Exchange under the symbol “WES.” The following table summarizes common, subordinated and general partner units issued during the six months ended June 30, 2010 (in thousands):

	Limited Partner Units		General
	Common	Subordinated	Partner Units	Total
Balance at December 31, 2009	36,375	26,536	1,284	64,195

Granger acquisition	621	—	12	633
May 2010 equity offering	4,559		93	4,652
Long-Term Incentive Plan awards	19	—	1	20

Balance at June 30, 2010	41,574	26,536	1,390	69,500

Anadarko holdings of Partnership Equity. As of June 30, 2010, Anadarko held 1,390,002 general partner units representing a 2.0% general partner interest in the Partnership, 100% of the Partnership’s incentive distribution rights (“IDRs”), 9,254,435 common units and 26,536,306 subordinated units. Anadarko owned an aggregate 51.5% limited partner interest in the Partnership based on its holdings of common and subordinated units. The public held 32,319,337 common units, representing a 46.5% limited partner interest in the Partnership.
2. PARTNERSHIP DISTRIBUTIONS
The partnership agreement requires that, within 45 days subsequent to the end of each quarter, beginning with the quarter ended June 30, 2008, the Partnership distribute all of its available cash (as defined in the partnership agreement) to unitholders of record on the applicable record date. During the three and six months ended June 30, 2010, the Partnership paid cash distributions to its unitholders of approximately $22.0 million and $43.4 million, respectively, representing the $0.33 per-unit distribution for the quarter ended December 31, 2009 and the $0.34 per-unit distribution for the quarter ended March 31, 2010. During the three and six months ended June 30, 2009, the Partnership paid cash distributions to its unitholders of approximately $17.0 million and $34.1 million, respectively, representing the $0.30 per-unit distributions for the quarters ended March 31, 2009 and December 31, 2008. See also Note 9—Subsequent Events concerning distributions approved in July 2010.
3. NET INCOME PER LIMITED PARTNER UNIT
The Partnership’s net income for periods including and subsequent to the Partnership’s acquisitions of the Partnership Assets is allocated to the general partner and the limited partners, including any subordinated unitholders, in accordance with their respective ownership percentages, and, when applicable, giving effect to unvested units granted under the Western Gas Partners, LP 2008 Long-Term Incentive Plan (the “LTIP”) and incentive distributions allocable to the general partner. The allocation of undistributed earnings, or net income in excess of distributions, to the incentive distribution rights is limited to available cash (as defined by the partnership agreement) for the period. Net income allocated to the general partner for the three months ended June 30, 2010 includes a nominal amount attributed to the incentive distributions. The Partnership’s net income allocable to the limited partners is allocated between the common and subordinated unitholders by applying the provisions of the partnership agreement that govern actual cash distributions as if all earnings for the period had been distributed. Accordingly, if current net income allocable to the limited partners is less than the minimum quarterly distribution, or if cumulative net income

Notes to unaudited consolidated financial statements of Western Gas Partners, LP allocable to the limited partners since May 14, 2008 is less than the cumulative minimum quarterly distributions, more income is allocated to the common units than the subordinated units for that quarterly period.
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
The following table illustrates the Partnership’s calculation of net income per unit for common and subordinated limited partner units (in thousands, except per-unit information):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009(1)	2010	2009(1)
Net income attributable to Western Gas Partners, LP	$23,411	$25,403	$46,325	$45,988
Pre-acquisition (income) loss allocated to Parent	—	(7,279)	1,218	(10,907)
General partner interest in net income	(519)	(362)	(1,002)	(701)

Limited partner interest in net income	$22,892	$17,762	$46,541	$34,380

Net income allocable to common units	$13,639	$9,297	$27,380	$17,997
Net income allocable to subordinated units	9,253	8,465	19,161	16,383

Limited partner interest in net income	$22,892	$17,762	$46,541	$34,380

Net income per limited partner unit – basic and diluted
Common units	$0.35	$0.32	$0.72	$0.62
Subordinated units	$0.35	$0.32	$0.72	$0.62
Total	$0.35	$0.32	$0.72	$0.62

Weighted average limited partner units outstanding – basic and diluted
Common units	39,117	29,109	37,966	29,101
Subordinated units	26,536	26,536	26,536	26,536

Total	65,653	55,645	64,502	55,637

(1)	Financial information for 2009 has been revised to include results attributable to the Chipeta assets and Granger assets. See Note 1—Description of Business and Basis of Presentation—Acquisitions.
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
Contribution of Partnership Assets to the Partnership. In January 2010, Anadarko contributed the Granger assets to the Partnership. In connection with the Granger acquisition, substantially all deferred tax liabilities attributable to the Granger assets were reversed and outstanding affiliate balances were entirely settled through an adjustment to parent net investment. See Note 1—Description of Business and Basis of Presentation. In August 2010, the Partnership acquired the Wattenberg assets from Anadarko. See Note 9—Subsequent Events—Wattenberg acquisition.
Cash management. Anadarko operates a cash management system whereby excess cash from most of its subsidiaries, held in separate bank accounts, is swept to centralized accounts. With respect to the Granger assets, sales and purchases related to third-party transactions prior to January 1, 2010 were received or paid in cash by Anadarko within its centralized cash

Notes to unaudited consolidated financial statements of Western Gas Partners, LP management system. Anadarko charged the Partnership interest at a variable rate on outstanding affiliate balances attributable to such assets for the periods these balances remained outstanding. The outstanding affiliate balances were entirely settled through an adjustment to parent net investment in connection with the Granger acquisition and, accordingly, affiliate-based interest expense on current intercompany balances is not charged for periods subsequent to January 1, 2010. Subsequent to the Partnership’s acquisition of the Partnership Assets, the Partnership cash-settles transactions directly with third parties and with Anadarko affiliates.
Note receivable from Anadarko. Concurrent with the closing of the Partnership’s May 2008 initial public offering, the Partnership loaned $260.0 million to Anadarko in exchange for a 30-year note bearing interest at a fixed annual rate of 6.50%. Interest on the note is payable quarterly. The fair value of the note receivable from Anadarko was approximately $209.0 million and $271.3 million at June 30, 2010 and December 31, 2009, respectively. The fair value of the note reflects consideration of credit risk and any premium or discount for the differential between the stated interest rate and quarter-end market rate, based on quoted market prices of similar debt instruments.
Note payable to Anadarko. Concurrent with the closing of the Powder River acquisition in December 2008, the Partnership entered into a five-year, $175.0 million term loan agreement with Anadarko under which the Partnership pays Anadarko interest at a fixed rate of 4.00% for the first two years and a floating rate of interest at three-month LIBOR plus 150 basis points beginning on December 1, 2010. See Note 7—Debt—Term loan for additional information.
Commodity price swap agreements. The Partnership entered into commodity price swap agreements with Anadarko to mitigate exposure to commodity price volatility that would otherwise be present as a result of the Partnership’s keep-whole and percentage-of-proceeds contracts applicable to natural gas processing activities at the Hilight, Newcastle and Granger systems. Such commodity price swap agreements were put in place effective January 1, 2009 to fix the margin the Partnership realizes on its share of revenues under keep-whole and percent-of-proceeds processing contracts at the Hilight and Newcastle systems. The commodity price swap arrangements for the Hilight and Newcastle systems expire in December 2011 and the Partnership can extend the agreements, at its option, annually through December 2013. Commodity price swap agreements were also put in place effective January 1, 2010 to fix the margin the Partnership realizes under both keep-whole and percentage-of-proceeds processing contracts at the Granger system. These commodity price swap arrangements for the Granger system extend through December 2014. In connection with the Wattenberg acquisition, the Partnership entered into five-year commodity price swap agreements with Anadarko effective July 2010. See Note 9—Subsequent Events—Wattenberg acquisition.
The Partnership’s notional volumes for each of the swap agreements are not specifically defined; instead, the commodity price swap agreements apply to volumes equal in amount to the Partnership’s share of actual volumes recovered from keep-whole and percentage-of-proceeds contracts at the Hilight, Newcastle and Granger systems. Because the notional volumes are not fixed, the commodity price swap agreements do not satisfy the definition of a derivative financial instrument and, therefore, are not required to be measured at fair value. The Partnership reports its realized gains and losses on the commodity price swap agreements in natural gas, NGLs and condensate sales – affiliates in its consolidated statements of income in the period in which the associated revenues are recognized. During the three and six months ended June 30, 2010, the Partnership recorded realized gains of $1.2 million and realized losses of $0.3 million, respectively, while during the three and six months ended June 30, 2009, the Partnership recorded realized gains of $2.3 million and $4.1 million, respectively, attributable to the commodity price swap agreements.

Notes to unaudited consolidated financial statements of Western Gas Partners, LP
Chipeta LLC agreement. In connection with the Partnership’s acquisition of its 51% membership interest in Chipeta, the Partnership became party to Chipeta’s limited liability company agreement, as amended and restated as of July 23, 2009, together with Anadarko and the third-party member. Among other things, the Chipeta LLC Agreement prescribes the following:
•	Chipeta’s members will be required from time to time to make capital contributions to Chipeta to the extent approved by the members in connection with Chipeta’s annual budget;

•	Chipeta will distribute available cash, as defined in the Chipeta LLC Agreement, if any, to its members quarterly in accordance with each members’ membership interest; and

•	Chipeta’s membership interests are subject to significant restrictions on transfer.
Chipeta gas processing agreement. Chipeta is party to a gas processing agreement dated September 6, 2008 with a subsidiary of Anadarko, pursuant to which Chipeta processes natural gas delivered by that subsidiary and the subsidiary takes allocated residue gas and NGLs in-kind. The Chipeta plant receives a large majority of its throughput pursuant to that agreement, which has a primary term that extends through 2023.
Omnibus agreement. Pursuant to the omnibus agreement, Anadarko performs centralized corporate functions for the Partnership, such as legal, accounting, treasury, cash management, investor relations, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit, tax, marketing and midstream administration. The Partnership’s reimbursement to Anadarko for certain general and administrative expenses allocated to the Partnership is capped at $8.3 million for the year ended December 31, 2010, subject to adjustment to reflect expansions of the Partnership’s operations through the acquisition or construction of new assets or businesses and with the concurrence of the special committee of the Partnership’s general partner’s board of directors. Also see Note 9—Subsequent Events—Wattenberg acquisition for information on adjustments to the cap made as a result of the Wattenberg acquisition. The cap contained in the omnibus agreement does not apply to incremental general and administrative expenses allocated to or incurred by the Partnership as a result of being a publicly traded partnership.
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

Notes to unaudited consolidated financial statements of Western Gas Partners, LP
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
Long-term incentive plan. The general partner awarded phantom units primarily to the general partner’s independent directors under the LTIP in May 2008, May 2009 and May 2010. The phantom units awarded to the independent directors vest one year from the grant date. Compensation expense attributable to the phantom units granted under the LTIP is recognized entirely by the Partnership over the vesting period and was approximately $73,000 and $146,000 for the three and six months ended June 30, 2010, respectively, and $93,000 and $216,000 for the three and six months ended June 30, 2009, respectively.
The following table summarizes LTIP award activity for the six months ended June 30, 2010:

	Value per
	Unit	Units

Phantom units outstanding at beginning of period	$15.02	21,970
Vested	$15.02	(19,751)
Granted	$20.94	15,284

Phantom units outstanding at end of period	$20.19	17,503

Equity incentive plan and Anadarko incentive plans. The Partnership’s general and administrative expenses include equity-based compensation costs allocated by Anadarko to the Partnership for grants made pursuant to the Western Gas Holdings, LLC Equity Incentive Plan (the “Incentive Plan”) as well as the Anadarko Petroleum Corporation 1999 Stock Incentive Plan and the Anadarko Petroleum Corporation 2008 Omnibus Incentive Compensation Plan (Anadarko’s plans are referred to collectively as the “Anadarko Incentive Plans”). The Partnership’s general and administrative expense for the three and six months ended June 30, 2010 included approximately $0.7 million and $1.6 million, respectively, of allocated equity-based compensation expense for grants made pursuant to the Incentive Plan and Anadarko Incentive Plans. The Partnership’s general and administrative expense for the three and six months ended June 30, 2009 included approximately $1.0 million and $1.9 million, respectively, of allocated equity-based compensation expense for grants made pursuant to the Incentive Plan and Anadarko Incentive Plans. A portion of these expenses are allocated to the Partnership by Anadarko as a component of compensation expense for the executive officers of the Partnership’s general partner and other employees pursuant to the omnibus agreement and employees who provide services to the Partnership pursuant to the services and secondment agreement. These amounts exclude compensation expense associated with the LTIP.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(in thousands)
Revenues – affiliates	$79,141	$84,925	$162,972	$164,889
Operating expenses – affiliates	15,972	21,810	39,053	45,915
Interest income – affiliates	4,225	4,357	8,450	8,819
Interest expense, net – affiliates	1,786	1,786	3,571	3,571

Distributions to unitholders – affiliates	12,610	10,786	24,848	21,572
Contributions from noncontrolling interest owners – affiliate and Parent	33	352	2,019	19,256
Distributions to noncontrolling interest owners – affiliate and Parent	1,752	4,303	3,126	4,303
5. CONCENTRATION OF CREDIT RISK
Anadarko was the only customer from whom revenues exceeded 10% of the Partnership’s consolidated revenues for the three and six months ended June 30, 2010 and 2009. The percentage of revenues from Anadarko and the Partnership’s other customers are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Customer
Anadarko	89%	88%	88%	88%
Other	11%	12%	12%	12%

Total	100%	100%	100%	100%

6. PROPERTY, PLANT AND EQUIPMENT
A summary of the historical cost of the Partnership’s property, plant and equipment is as follows:

	Estimated
	useful life	June 30, 2010	December 31, 2009
		(dollars in thousands)
Land	n/a	$354	$354
Gathering systems	5 to 39 years	1,165,971	1,149,550
Pipeline and equipment	30 to 34.5 years	86,650	86,617
Assets under construction	n/a	8,620	7,552
Other	3 to 25 years	2,082	2,082

Total property, plant and equipment		1,263,677	1,246,155
Accumulated depreciation		280,257	252,778

Total net property, plant and equipment		$983,420	$993,377

The cost of property classified as “Assets under construction” is excluded from capitalized costs being depreciated. This amount represents property that is not yet suitable to be placed into productive service as of the balance sheet date.

Notes to unaudited consolidated financial statements of Western Gas Partners, LP
7. DEBT
The Partnership’s outstanding debt as of June 30, 2010 consisted of $110.0 million outstanding under the revolving credit facility and the $175.0 million note payable to Anadarko in 2013 issued in connection with the Powder River acquisition. The Partnership’s outstanding debt as of December 31, 2009 consisted solely of the $175.0 million note payable to Anadarko. See Note 9—Subsequent Events—Wattenberg term loan for information on the term loan the Partnership entered into in August 2010 in connection with the Wattenberg acquisition.
Anadarko’s credit facility. In March 2008, Anadarko entered into a five-year $1.3 billion credit facility under which the Partnership may utilize up to $100.0 million to the extent that such amounts remain available to Anadarko under the credit facility. As of June 30, 2010, the full $100.0 million was available for borrowing by the Partnership. Interest on borrowings under the credit facility is calculated based on, at the election by the borrower, either (i) a floating rate equal to the federal funds effective rate plus 0.50% or (ii) a periodic fixed rate equal to LIBOR plus an applicable margin. The applicable margin, which was 0.44% at June 30, 2010, and the commitment fees on the facility are based on Anadarko’s senior unsecured long-term debt rating. Pursuant to the omnibus agreement, as a co-borrower under Anadarko’s credit facility, the Partnership is required to reimburse Anadarko for its allocable portion of commitment fees (as of June 30, 2010, 0.11% of the Partnership’s committed and available borrowing capacity, including the Partnership’s outstanding balances, if any) that Anadarko incurs under its credit facility, or up to $0.1 million annually. Under Anadarko’s credit agreements, the Partnership and Anadarko are required to comply with certain covenants, including a financial covenant that requires Anadarko to maintain a debt-to-capitalization ratio of 65% or less. As of June 30, 2010, Anadarko and the Partnership were in compliance with all covenants. Should the Partnership or Anadarko fail to comply with any covenant in Anadarko’s credit agreements, the Partnership may not be permitted to borrow under the credit facility. Anadarko is a guarantor of the Partnership’s borrowings, if any, under the credit facility. The Partnership is not a guarantor of Anadarko’s borrowings under the credit facility. See Note 9—Subsequent Events—Anadarko’s credit facility for information on the expected termination of Anadarko’s credit facility and the Partnership’s availability thereunder.
Working capital facility. In May 2010, the Partnership entered into a new two-year $30.0 million working capital facility with Anadarko as the lender. At June 30, 2010, no borrowings were outstanding under the working capital facility. The facility is available exclusively to fund working capital needs. Borrowings under the facility will bear interest at the same rate that would apply to borrowings under the Anadarko credit facility described above. Pursuant to the omnibus agreement, the Partnership pays a commitment fee of 0.11% annually to Anadarko on the unused portion of the working capital facility, or up to $33,000 annually. The Partnership is required to reduce all borrowings under the working capital facility to zero for a period of at least 15 consecutive days at least once during each of the twelve-month periods prior to the maturity date of the facility. See Note 9—Subsequent Events—Working capital facility for information on changes to the working capital facility.
Revolving credit facility. In October 2009, the Partnership entered into a three-year senior unsecured revolving credit facility with a group of banks (the “revolving credit facility”). The aggregate initial commitments of the lenders under the revolving credit facility are $350.0 million and are expandable to a maximum of $450.0 million. The revolving credit facility matures in October 2012 and bears interest at LIBOR, plus applicable margins ranging from 2.375% to 3.250%. The interest rate was 2.72% at June 30, 2010. The Partnership is required to pay a quarterly facility fee ranging from 0.375% to 0.750% of the commitment amount (whether used or unused), based upon the Partnership’s consolidated leverage ratio, as defined in the revolving credit facility. The facility fee rate was 0.375% at June 30, 2010. In January 2010, the Partnership borrowed $210.0 million under the revolving credit facility in connection with the Granger acquisition. The Partnership repaid $100.0 million of this amount plus accrued interest with proceeds from the May 2010 equity offering. As of June 30, 2010, $240.0 million was available for borrowing by the Partnership. See Note 9—Subsequent Events—Revolving credit facility for information on changes to the revolving credit facility and amounts outstanding under the facility.
The revolving credit facility contains covenants that limit, among other things, the Partnership’s, and certain of its subsidiaries’, ability to incur additional indebtedness, grant certain liens, merge, consolidate or allow any material change in the character of its business, sell all or substantially all of the Partnership’s assets, make certain transfers, enter into certain affiliate transactions, make distributions or other payments other than distributions of available cash under certain conditions and use proceeds other than for partnership purposes. The revolving credit facility also contains various customary covenants, customary events of default and certain financial tests as of the end of each quarter, including a maximum

Notes to unaudited consolidated financial statements of Western Gas Partners, LP consolidated leverage ratio, as defined in the revolving credit facility, of 4.5 to 1.0 and a minimum consolidated interest coverage ratio, as defined in the revolving credit facility, of 3.0 to 1.0. If the Partnership obtains two of the following three ratings: BBB- or better by Standard and Poor’s, Baa3 or better by Moody’s Investors Service or BBB- or better by Fitch Ratings Ltd., the Partnership will no longer be required to comply with the minimum consolidated interest coverage ratio as well as certain of the aforementioned covenants. As of June 30, 2010, the Partnership was in compliance with all covenants under the revolving credit facility.
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
The provisions of the five-year term loan agreement are non-recourse to the Partnership’s general partner and limited partners and contain customary events of default, including (i) nonpayment of principal when due or nonpayment of interest or other amounts within three business days of when due; (ii) certain events of bankruptcy or insolvency with respect to the Partnership; or (iii) a change of control. At June 30, 2010, the Partnership was in compliance with all covenants under the five-year term loan agreement.
The fair value of the Partnership’s debt under the revolving credit facility and the five-year term loan agreement approximate the carrying value of those instruments at June 30, 2010 and December 31, 2009. The fair value of debt reflects any premium or discount for the difference between the stated interest rate and quarter-end market rate.
Interest income and expense. The following table summarizes the amounts included in interest income, net.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(in thousands)
Interest expense on note payable to Anadarko	$(1,750)	$(1,750)	$(3,500)	$(3,500)
Interest expense on borrowings under revolving credit facility – third parties	(1,130)	—	(2,107)	—
Revolving credit facility fees and amortization – third parties	(682)	—	(1,448)	—
Credit facility commitment fees – affiliates	(36)	(36)	(71)	(71)

Interest expense	$(3,598)	$(1,786)	$(7,126)	$(3,571)

Interest income on note receivable from Anadarko	$4,225	$4,225	$8,450	$8,450
Interest income, net on affiliates balances	—	132	—	369

Interest income, net – affiliates	$4,225	$4,357	$8,450	$8,819

Interest income, net	$627	$2,571	$1,324	$5,248

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

Notes to unaudited consolidated financial statements of Western Gas Partners, LP
Lease commitments. Anadarko, on behalf of the Partnership, has entered into lease agreements for corporate offices and shared field offices supporting the Partnership operations. The lease for the corporate offices expires in January 2012 and the leases for the shared offices extend through 2014. During May 2010, Anadarko purchased certain compression equipment previously leased on behalf of the Partnership and contributed the compression equipment to the Partnership, effectively terminating the lease and associated lease expense.
The amounts in the table below represent the remaining contractual lease obligations for the corporate offices and shared office leases as of June 30, 2010 that may be assigned or otherwise charged to the Partnership.

Minimum
rental
payments
(in thousands)
2010	$208
2011	366
2012	209
2013	201
2014	201

Total	$1,185

Rent expense associated with the above leases, including rent expense for periods prior to the purchase by Anadarko and its contribution of compression equipment to the Partnership in May 2010, was approximately $0.4 million and $0.8 million for the three and six months ended June 30, 2010, respectively, and $0.8 million and $1.3 million for the three and six months ended June 30, 2009, respectively.
Purchase commitment. In May 2010, the Partnership and Anadarko entered into a series of related agreements in which the Partnership intends to acquire a 10% member interest in White Cliffs Pipeline, L.L.C. (“White Cliffs”) for $38.2 million in cash. Specifically, the Partnership intends to acquire a 0.416% interest in White Cliffs from Anadarko and acquire a 9.584% interest in White Cliffs from a third party. White Cliffs owns a crude oil pipeline that originates in Platteville, Colorado and terminates in Cushing, Oklahoma and became operational in June 2009. Closing of the transactions is subject to certain conditions and is expected to occur during the next twelve months.
9. SUBSEQUENT EVENTS
Distributions to unitholders. On July 19, 2010, the board of directors of the Partnership’s general partner declared a cash distribution to the Partnership’s unitholders of $0.35 per unit, or $24.4 million in aggregate. The cash distribution is payable on August 13, 2010 to unitholders of record at the close of business on July 30, 2010.
Wattenberg acquisition. On August 2, 2010, the Partnership acquired Anadarko’s 100% ownership interest in Kerr-McGee Gathering LLC, which owns the Wattenberg gathering system with related compression and other facilities, including the Fort Lupton processing plant, located in the Denver-Julesburg Basin, north and east of Denver, Colorado. The Wattenberg acquisition was financed with a $250.0 million term loan described in more detail below, a $200.0 million draw on the Partnership’s revolving credit facility, plus $23.1 million of cash on hand, as well as through the issuance of 1,048,196 common units to Anadarko and 21,392 general partner units to the Partnership’s general partner. In connection with the Wattenberg acquisition, the Partnership increased the general and administrative expense cap under the omnibus agreement to $9.0 million for the year ended December 31, 2010.
Beginning with the Partnership’s quarterly report for the quarter ending September 30, 2010, its historic financial statements will be recast to reflect the results attributable to the Wattenberg assets for periods including and subsequent to August 10, 2006, the date Anadarko acquired the Wattenberg assets in conjunction with its acquisition of Kerr-McGee.

Notes to unaudited consolidated financial statements of Western Gas Partners, LP
In connection with the Wattenberg acquisition, the Partnership entered into a 10-year, fee-based agreement with Anadarko on all of its affiliated throughput on the Wattenberg assets. The Partnership also entered into five-year commodity price swap agreements with Anadarko effective July 2010 to mitigate exposure to commodity price volatility that would otherwise be present as a result of the Partnership’s acquisition of the Wattenberg assets. Specifically, the commodity price swap agreements fix the margin the Partnership will realize under third-party keep-whole and percentage-of-proceeds contracts at the Wattenberg system. In this regard, the Partnership’s notional volumes for each of the swap agreements are not specifically defined; instead, the commodity price swap agreements apply to volumes equal in amount to the Partnership’s actual volumes recovered from keep-whole and percentage-of-proceeds contracts at the Wattenberg system. Below is a summary of the fixed prices on the Partnership’s commodity price swap agreements for the Wattenberg system.

	Year Ended December 31,
	2010(1)	2011	2012	2013	2014	2015(2)
			(per barrel)
Ethane	$17.33	$17.95	$18.21	$18.32	$18.36	$18.41
Propane	$42.56	$44.25	$45.23	$45.90	$46.47	$47.08
Iso butane	$55.95	$58.18	$59.51	$60.44	$61.24	$62.09
Normal butane	$49.28	$51.25	$52.40	$53.20	$53.89	$54.62
Natural gasoline	$65.57	$68.19	$69.77	$70.89	$71.85	$72.88
Condensate	$68.18	$70.97	$72.73	$74.04	$75.22	$76.47
			(per MMBtu)
Natural gas	$4.18	$4.89	$5.21	$5.37	$5.57	$5.96

(1)	Effective July 1, 2010.
(2)	Through June 30, 2015.
Wattenberg term loan. In connection with the Wattenberg acquisition, on August 2, 2010 the Partnership borrowed $250.0 million under a three-year term loan with a group of banks (“Wattenberg term loan”). The Wattenberg term loan bears interest at LIBOR plus a margin ranging from 2.50% to 3.50% depending on the Partnership’s consolidated leverage ratio as defined in the Wattenberg term loan agreement. The Wattenberg term loan contains various customary covenants which are substantially similar to those in the Partnership’s revolving credit facility.
Revolving credit facility. In connection with the Wattenberg acquisition, the Partnership exercised the accordion feature of its revolving credit facility and expanded the borrowing capacity of the revolving credit facility from $350.0 million to $450.0 million. On August 2, 2010, the Partnership borrowed $200.0 million under the revolving credit facility, bringing the borrowings outstanding under the revolving credit facility to $310.0 million with $140.0 million available.
Anadarko’s credit facility. In July 2010, Anadarko obtained commitments for a $5.0 billion five-year secured revolving credit facility. Upon the closing of Anadarko’s new credit facility, expected to occur in the third quarter of 2010, Anadarko’s existing $1.3 billion revolving credit agreement (“Anadarko RCA”) would be cancelled, thereby eliminating the Partnership’s $100.0 million of available borrowing capacity under the Anadarko RCA.
Working capital facility. In connection with the above-described financing transaction and its potential adverse impact on pricing and other terms of the Partnership’s $30.0 million working capital facility with Anadarko, the Partnership expects to terminate its working capital facility upon the closing of Anadarko’s new credit facility, which is expected to occur during the third quarter of 2010.
10. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
As of June 30, 2010, the Partnership may issue up to approximately $1.0 billion of limited partner common units and various debt securities under its effective shelf registration statement on file with the SEC. Debt securities issued under the shelf may be guaranteed by one or more existing or future subsidiaries of the Partnership (the “Guarantor Subsidiaries”), each of which is a wholly owned subsidiary of the Partnership. The guarantees, if issued, would be full, unconditional, joint and several. The following condensed consolidating financial information reflects the Partnership’s stand-alone accounts, the combined accounts of the Guarantor Subsidiaries, the accounts of the Non-Guarantor Subsidiary, consolidating adjustments and eliminations and the Partnership’s consolidated financial information. The condensed consolidating financial information

Notes to unaudited consolidated financial statements of Western Gas Partners, LP should be read in conjunction with the Partnership’s accompanying unaudited consolidated financial statements and related notes.
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

	Three Months Ended June 30, 2010
	Western Gas	Guarantor	Non-Guarantor
Statement of Income	Partners, LP	Subsidiaries	Subsidiary	Eliminations	Consolidated

	(in thousands)
Revenues	$1,215	$74,654	$12,099	$—	$87,968
Operating expenses	3,997	50,183	5,223	—	59,403

Operating income (loss)	(2,782)	24,471	6,876	—	28,565
Interest income, net	620	7	—	—	627
Other income (expense), net	(2,396)	—	2	—	(2,394)
Equity income from consolidated subsidiaries	27,969	3,508	—	(31,477)	—

Income before income taxes	23,411	27,986	6,878	(31,477)	26,798
Income tax expense	—	17	—	—	17

Net income	23,411	27,969	6,878	(31,477)	26,781
Net income attributable to noncontrolling interests	—	3,370	—	—	3,370

Net income attributable to Western Gas Partners, LP	$23,411	$24,599	$6,878	$(31,477)	$23,411

	Three Months Ended June 30, 2009
	Western Gas	Guarantor	Non-Guarantor
Statement of Income	Partners, LP	Subsidiaries	Subsidiary	Eliminations	Consolidated

	(in thousands)
Revenues	$2,292	$79,808	$11,660	$—	$93,760
Operating expenses	3,465	57,278	4,692	—	65,435

Operating income (loss)	(1,173)	22,530	6,968	—	28,325
Interest income, net	2,435	136	—	—	2,571
Other income, net	8	—	1	—	9
Equity income from consolidated subsidiaries	16,853	—	—	(16,853)	—

Income before income taxes	18,123	22,666	6,969	(16,853)	30,905
Income tax benefit	—	2,087	—	—	2,087

Net income	18,123	20,579	6,969	(16,853)	28,818
Net income attributable to noncontrolling interests	—	3,415	—	—	3,415

Net income attributable to Western Gas Partners, LP	$18,123	$17,164	$6,969	$(16,853)	$25,403

Notes to unaudited consolidated financial statements of Western Gas Partners, LP

	Six Months Ended June 30, 2010
	Western Gas	Guarantor	Non-Guarantor
Statement of Income	Partners, LP	Subsidiaries	Subsidiary	Eliminations	Consolidated

	(in thousands)
Revenues	$(251)	$160,352	$22,186	$—	$182,287
Operating expenses	8,499	108,729	11,446	—	128,674

Operating income (loss)	(8,750)	51,623	10,740	—	53,613
Interest income, net	1,310	14	—	—	1,324
Other income (expense), net	(2,378)	—	4	—	(2,374)
Equity income from consolidated subsidiaries	57,362	5,479	—	(62,841)	—

Income before income taxes	47,544	57,116	10,744	(62,841)	52,563
Income tax expense	—	973	—	—	973

Net income	47,544	56,143	10,744	(62,841)	51,590
Net income attributable to noncontrolling interests	—	5,265	—	—	5,265

Net income attributable to Western Gas Partners, LP	$47,544	$50,878	$10,744	$(62,841)	$46,325

	Six Months Ended June 30, 2009
	Western Gas	Guarantor	Non-Guarantor
Statement of Income	Partners, LP	Subsidiaries	Subsidiary	Eliminations	Consolidated

	(in thousands)
Revenues	$4,067	$158,619	$20,234	$—	$182,920
Operating expenses	7,866	117,520	8,903	—	134,289

Operating income (loss)	(3,799)	41,099	11,331	—	48,631
Interest income, net	4,873	375	—	—	5,248
Other income, net	12	—	4	—	16
Equity income from consolidated subsidiaries	33,994	—	—	(33,994)	—

Income before income taxes	35,080	41,474	11,335	(33,994)	53,895
Income tax benefit	—	2,353	—	—	2,353

Net income	35,080	39,121	11,335	(33,994)	51,542
Net income attributable to noncontrolling interests	—	5,554	—	—	5,554

Net income attributable to Western Gas Partners, LP	$35,080	$33,567	$11,335	$(33,994)	$45,988

Notes to unaudited consolidated financial statements of Western Gas Partners, LP

	As of June 30, 2010
	Western Gas	Guarantor	Non-Guarantor
Balance Sheet	Partners, LP	Subsidiaries	Subsidiary	Eliminations	Consolidated

	(in thousands)
Current assets	$60,226	$140,316	$12,442	$(132,298)	$80,686
Note receivable — Anadarko	260,000	—	—	—	260,000
Investment in consolidated subsidiaries	863,426	98,161	—	(961,587)	—
Net property, plant and equipment	191	799,870	183,359	—	983,420
Other long-term assets	2,198	52,067	—	—	54,265

Total assets	$1,186,041	$1,090,414	$195,801	$(1,093,885)	$1,378,371

Current liabilities	$132,987	$23,725	$3,784	$(132,298)	$28,198
Long-term debt	285,000	—	—	—	285,000
Other long-term liabilities	189	13,541	2,295	—	16,025

Total liabilities	418,176	37,266	6,079	(132,298)	329,223
Partners’ capital	767,865	961,587	189,722	(961,587)	957,587
Noncontrolling interests	—	91,561	—	—	91,561

Total liabilities, equity and partners’ capital	$1,186,041	$1,090,414	$195,801	$(1,093,885)	$1,378,371

	As of December 31, 2009
	Western Gas	Guarantor	Non-Guarantor
Balance Sheet	Partners, LP	Subsidiaries	Subsidiary	Eliminations	Consolidated

	(in thousands)
Current assets	$64,001	$58,772	$9,425	$(51,934)	$80,264
Note receivable — Anadarko	260,000	—	—	—	260,000
Investment in consolidated subsidiaries	497,997	98,959	—	(596,956)	—
Net property, plant and equipment	219	808,952	184,206	—	993,377
Other long-term assets	2,974	51,308	—	—	54,282

Total assets	$825,191	$1,017,991	$193,631	$(648,890)	$1,387,923

Current liabilities	$52,545	$24,116	$1,529	$(51,934)	$26,256
Long-term debt	175,000	—	—	—	175,000
Other long-term liabilities	—	105,747	2,221	—	107,968

Total liabilities	227,545	129,863	3,750	(51,934)	309,224
Partners’ capital and parent net investment	597,646	797,206	189,881	(596,956)	987,777
Noncontrolling interests	—	90,922	—	—	90,922

Total liabilities, equity and partners’ capital	$825,191	$1,017,991	$193,631	$(648,890)	$1,387,923

Notes to unaudited consolidated financial statements of Western Gas Partners, LP

	Six Months Ended June 30, 2010
	Western Gas	Guarantor	Non-Guarantor
Statement of Cash Flows	Partners, LP	Subsidiaries	Subsidiary	Eliminations	Consolidated

	(in thousands)
Cash flows from operating activities
Net income	$47,544	$56,143	$10,744	$(62,841)	$51,590
Adjustments to reconcile net income to net cash provided by operating activities:
Equity income from consolidated subsidiaries	(57,362)	(5,479)	—	62,841	—
Depreciation and amortization	28	24,341	2,869	—	27,238
Deferred income taxes	—	(607)	—	—	(607)
Change in other items, net	82,251	(74,075)	(3,463)	—	4,713

Net cash provided by (used in) operating activities	72,461	323	10,150	—	82,934

Cash flows from investing activities
Granger acquisition	(241,680)	—	—	—	(241,680)
Capital expenditures	—	(7,851)	(1,740)	—	(9,591)
Investment in equity affiliate	—	(309)	—	—	(309)

Net cash used in investing activities	(241,680)	(8,160)	(1,740)	—	(251,580)

Cash flows from financing activities
Borrowings under revolving credit facility, net of issuance costs	109,987	—	—	—	109,987
May 2010 equity offering	99,311	—	—	—	99,311
Contributions from noncontrolling interest owners	—	—	2,124	(71)	2,053
Distributions to unitholders	(43,435)	—	—	—	(43,435)
Distributions to noncontrolling interest owners	—	—	(13,027)	6,644	(6,383)
Net pre-acquisition contributions from Parent	267	7,837	—	(6,573)	1,531

Net cash provided by (used in) financing activities	166,130	7,837	(10,903)	—	163,064

Net decrease in cash and cash equivalents	(3,089)	—	(2,493)	—	(5,582)
Cash and cash equivalents at beginning of period	61,632	—	8,352	—	69,984

Cash and cash equivalents at end of period	$58,543	$—	$5,859	$—	$64,402

Notes to unaudited consolidated financial statements of Western Gas Partners, LP

	Six Months Ended June 30, 2009
	Western Gas	Guarantor	Non-Guarantor
Statement of Cash Flows	Partners, LP	Subsidiaries	Subsidiary	Eliminations	Consolidated

	(in thousands)
Cash flows from operating activities
Net income	$35,080	$39,121	$11,335	$(33,994)	$51,542
Adjustments to reconcile net income to net cash provided by operating activities:
Equity income from consolidated subsidiaries	(33,994)	—	—	33,994	—
Depreciation and amortization	27	22,971	1,857	—	24,855
Deferred income taxes	—	(985)	—	—	(985)
Change in other items, net	(48,364)	40,346	(9,908)	12,493	(5,433)

Net cash provided by (used in) operating activities	(47,251)	101,453	3,284	12,493	69,979

Cash flows from investing activities
Capital expenditures	—	(19,209)	(20,686)	—	(39,895)
Investment in equity affiliate	—	(263)	—	—	(263)

Net cash used in investing activities	—	(19,472)	(20,686)	—	(40,158)

Cash flows from financing activities
Contributions from noncontrolling interest owners and Parent	—	9,584	—	—	9,584
Distributions to unitholders	(34,059)	—	—	—	(34,059)
Distributions to noncontrolling interest owners and Parent	—	(2,811)	—	—	(2,811)
Net (distribution to) contribution from Parent	87,862	(88,754)	16,941	(12,493)	3,556

Net cash provided by (used in) financing activities	53,803	(81,981)	16,941	(12,493)	(23,730)

Net increase (decrease) in cash and cash equivalents	6,552	—	(461)	—	6,091
Cash and cash equivalents at beginning of period	33,306	—	2,768	—	36,074

Cash and cash equivalents at end of period	$39,858	$—	$2,307	$—	$42,165

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion analyzes our financial condition and results of operations and should be read in conjunction with the consolidated financial statements and notes to unaudited consolidated financial statements, which are included under Part I, Item 1 of this quarterly report on Form 10-Q, as well as our historical consolidated financial statements, and the notes thereto, included in Item 8 of our annual report on Form 10-K as filed with the Securities and Exchange Commission, or “SEC,” on March 11, 2010, as revised by our current report on Form 8-K, as filed with the SEC on May 4, 2010 (the “annual report on Form10-K”) to, as discussed below, recast our financial statements to reflect the activities of the Granger assets from the date those assets were acquired by Anadarko Petroleum Corporation.
Unless the context clearly indicates otherwise, references in this report to the “Partnership,” “we,” “our,” “us” or like terms refer to Western Gas Partners, LP and its subsidiaries. “Anadarko” or “Parent” refers to Anadarko Petroleum Corporation (NYSE: APC) and its consolidated subsidiaries, excluding the Partnership. “Affiliates” refers to wholly owned and partially owned subsidiaries of Anadarko, excluding the Partnership. We refer to Anadarko Gathering Company LLC, or “AGC,” Pinnacle Gas Treating LLC, or “PGT,” and MIGC LLC, or “MIGC,” all of which we acquired in connection with our May 2008 initial public offering, collectively as our “initial assets.” We refer to our 100% ownership interest in the Hilight system, 50% interest in the Newcastle system and 14.81% limited liability company membership interest in Fort Union Gas Gathering, L.L.C., or “Fort Union,” all of which we acquired from Anadarko in December 2008, collectively as the “Powder River assets” and to the acquisition as the “Powder River acquisition.” We refer to the 51% membership interest in Chipeta Processing LLC, or “Chipeta,” and associated natural gas liquids, or “NGL,” pipeline, which we acquired from Anadarko in July 2009, collectively as the “Chipeta assets” and to the acquisition as the “Chipeta acquisition.” We refer to the Granger gathering system and Granger complex, which we acquired from Anadarko in January 2010, collectively as the “Granger assets” and to the acquisition as the “Granger acquisition.” We refer to the Wattenberg gathering system and associated assets, which we acquired from Anadarko in August 2010, collectively as the “Wattenberg assets” and to the acquisition as the “Wattenberg acquisition.” The Chipeta acquisition, Granger acquisition and Wattenberg acquisition are described under the Acquisitions caption below.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
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
These forward-looking statements involve risks and uncertainties. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the following risks and uncertainties:
•	our assumptions about the energy market;

•	future gathering, treating and processing volumes and pipeline throughput, including Anadarko’s production, which is gathered or processed by or transported through our assets;

•	operating results;

•	competitive conditions;

•	technology;

•	the availability of capital resources to fund capital expenditures and other contractual obligations, and our ability to access those resources from Anadarko or through the debt or equity capital markets;

•	the supply of and demand for, and the price of oil, natural gas, NGLs and other products or services;

•	the weather;

•	inflation;

•	the availability of goods and services;

•	general economic conditions, either internationally or nationally or in the jurisdictions in which we are doing business;

•	legislative or regulatory changes, including changes in environmental regulation, environmental risks, regulations by FERC and liability under federal and state environmental laws and regulations;

•	changes in the financial or operational condition of our sponsor, Anadarko, including as a result of the Deepwater Horizon drilling rig explosion and subsequent oil spill;

•	changes in Anadarko’s capital program, strategy or desired areas of focus;

•	our commitments to capital projects;

•	the ability to utilize our existing credit arrangements, including our revolving credit facility (see Note 9—Subsequent Events—Revolving credit facility, —Anadarko’s credit facility and —Working capital facility in the notes to unaudited consolidated financial statements under Part I, Item 1 of this quarterly report on Form 10-Q);

•	our ability to maintain and/or obtain rights to operate our assets on land owned by third parties;

•	our ability to acquire assets on acceptable terms;

•	non-payment or non-performance of Anadarko or other significant customers, including under our gathering, processing and transportation agreements and our $260.0 million note receivable from Anadarko; and

•	other factors discussed below and elsewhere in Item 1A—Risk Factors and in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates included in our annual report on Form 10-K, this quarterly report on Form 10-Q and in our other public filings and press releases.
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
Significant financial and operational highlights during the first and second quarters of 2010 include the following:
•	In May and June 2010, we issued an aggregate 4,558,700 common units at a price of $22.25 per unit to the public. Net proceeds from the offering of approximately $99.3 million, including the general partner’s proportionate capital contribution to maintain its 2.0% interest, and cash on hand were used to repay $100.0 million outstanding under our revolving credit facility.

•	In January 2010, we acquired the Granger assets, which include a 750-mile gathering system with related compressors and other facilities and the Granger complex, which consists of two cryogenic trains, two refrigeration trains and ancillary equipment.

•	Our stable operating cash flow, combined with a focus on cost reduction and capital spending discipline, enabled us to raise our distribution to $0.35 per unit for the second quarter of 2010, representing a 3% increase over the distribution for the first quarter of 2010 and our fifth consecutive quarterly increase.

•	Gross margin (total revenues less cost of product) attributable to Western Gas Partners, LP for the three and six months ended June 30, 2010 averaged $0.47 per Mcf, representing a 4% increase compared to the second quarter of 2009 and a 12% increase compared to the six months ended June 30, 2009. The increase in gross margin per Mcf is primarily due to an increase in NGL market prices relative to natural gas prices, including the impact of commodity price swap agreements. The predominantly fee-based and fixed-price structure of our contracts mitigated the impact of changes in commodity prices on our gross margin.

•	Second-quarter throughput attributable to Western Gas Partners, LP totaled 1,364 MMcf/d and 1,369 MMcf/d for the three and six months ended June 30, 2010, respectively, representing an 8% decrease compared to both the three and six months ended June 30, 2009. The throughput decrease for the three months ended June 30, 2010 is primarily due to lower volumes at the Pinnacle, Dew, Haley and Hugoton systems due to natural production declines and low drilling activity, partially offset by increased throughput at the Chipeta and MIGC systems. The throughput decreases for the six months ended June 30, 2010 is primarily due to increases and decreases at the same systems, as well as throughput decreases at the Granger system.
ACQUISITIONS
Chipeta acquisition. In July 2009, we acquired a 51% membership interest in Chipeta, together with an associated NGL pipeline, from Anadarko. Chipeta owns a natural gas processing plant complex, which includes two processing trains: a refrigeration unit completed in November 2007 with a design capacity of 240 MMcf/d and a cryogenic unit completed in April 2009 with a design capacity of 250 MMcf/d. In November 2009, Chipeta closed its $9.1 million acquisition from a third party of a compressor station and processing plant, or the “Natural Buttes plant.” The Natural Buttes plant is located in Uintah County, Utah and provides up to 180 MMcf/d of incremental refrigeration processing capacity.
Granger acquisition. In January 2010, we acquired the following assets from Anadarko: (i) the Granger gathering system, a 750-mile gathering system with related compressors and other facilities, and (ii) the Granger complex, consisting of two cryogenic trains with combined capacity of 200 MMcf/d, two refrigeration trains with combined capacity of 145 MMcf/d, an NGL fractionation facility with capacity of 9,500 barrels per day, and ancillary equipment. In connection with the acquisition, we entered into a 10-year fee-based arrangement covering a majority of the Granger assets’ affiliate throughput and five-year, fixed-price commodity swap agreements with Anadarko, which cover non-fee-based volumes processed at the Granger complex.
Wattenberg acquisition. In August 2010, we acquired Anadarko’s 100% ownership interest in the 1,734-mile wet gas Wattenberg gathering system with seven compressor stations and other facilities, including the Fort Lupton processing plant, located in the Denver-Julesburg Basin, north and east of Denver, Colorado. In connection with the acquisition, we entered into a 10-year fee-based agreement covering all of the Wattenberg assets’ affiliate throughput and five-year, fixed-price commodity swap agreements with Anadarko, which cover non-fee-based third-party volumes at the Wattenberg system.
Presentation of Partnership acquisitions. For purposes of this quarterly report on Form 10-Q, the initial assets, Powder River assets, Chipeta assets and Granger assets are referred to collectively as the “Partnership Assets.” Unless otherwise noted, references to “periods prior to our acquisition of the Partnership Assets” and similar phrases refer to periods prior to July 2009 with respect to the Chipeta assets and periods prior to January 2010 with respect to the Granger assets. Unless otherwise noted, references to “periods subsequent to our acquisition of the Partnership Assets” and similar phrases refer to periods including and subsequent to July 2009 with respect to the Chipeta assets and periods including and subsequent to January 2010 with respect to the Granger assets.
Each acquisition of Partnership Assets, except the Natural Buttes plant, was considered a transfer of net assets between entities under common control. As a result, after each acquisition of significant assets from Anadarko, we are required to revise our financial statements to include the activities of those assets as of the date of common control. Our historical financial statements for the three and six months ended June 30, 2009, which included the results attributable to the initial assets and Powder River assets, have been recast to reflect the results attributable to the Chipeta assets and the Granger assets as if the Partnership owned a 51% interest in Chipeta, the associated NGL pipeline, and the Granger assets for all periods presented.

MAY 2010 EQUITY OFFERING
On May 18, 2010, we closed our equity offering of 4,000,000 common units to the public at a price of $22.25 per unit. On June 2, 2010, we issued an additional 558,700 common units to the public pursuant to the exercise of the underwriters’ over-allotment option granted in connection with the equity offering. In connection with the May 2010 equity offering, we also issued 93,035 general partner units to Anadarko. The May 18 and June 2, 2010 issuances are referred to collectively as the “May 2010 equity offering.” Net proceeds from the May 2010 equity offering of approximately $99.3 million, including the general partner’s proportionate capital contribution to maintain its 2.0% interest, and cash on hand were used to repay $100.0 million outstanding under our revolving credit facility.
ITEMS AFFECTING THE COMPARABILITY OF OUR FINANCIAL RESULTS
Our historical results of operations and cash flows for the periods presented may not be comparable to future or historic results of operations or cash flows for the reasons described below:
Wattenberg acquisition. In August 2010, we acquired the Wattenberg assets from Anadarko. We borrowed $450.0 million, used $23.1 million of cash on hand and issued 1,069,588 limited and general partner units to Anadarko to fund the acquisition. Beginning with our quarterly report for the third quarter of 2010, we will recast our historic financial statements to include the Wattenberg assets from August 2006, when Anadarko acquired the assets in connection with its acquisition of Kerr-McGee Corporation. The acquisition will impact the comparability of our historic financial statements presented herein to our future financial statements. In connection with the acquisition, contracts covering all of Wattenberg’s affiliate throughput were converted from primarily keep-whole contracts into a 10-year fee-based agreement. We also entered into five-year, fixed-price commodity swap agreements with Anadarko, which cover non-fee-based third-party volumes at the Wattenberg system. These contract changes and the fixed-price commodity price swap agreements will impact the comparability of the historic financial statements of the Wattenberg assets to their future financial statements. See Note 9—Subsequent Events—Wattenberg acquisition in the notes to unaudited consolidated financial statements under Part I, Item 1 of this quarterly report on Form 10-Q.
Granger affiliate contracts. Effective October 1, 2009, contracts covering a majority of the Granger assets’ affiliate throughput were converted from primarily keep-whole contracts into a 10-year fee-based arrangement. These contract changes will impact the comparability of our historic financial statements to our future financial statements. See Note 6—Transactions with Affiliates and Note 13—Subsequent Events—Granger Acquisition in the notes to the consolidated financial statements included under Part II, Item 8 of our annual report on Form 10-K for the year ended December 31, 2009.
Commodity price swap agreements. Our financial results for historical periods reflect commodity price changes, which, in turn, impact the financial results derived from our percent-of-proceeds and keep-whole processing contracts. In connection with the Granger acquisition, the Partnership entered into five-year commodity price swap agreements with Anadarko effective January 1, 2010 to mitigate exposure to commodity price volatility that would otherwise be present as a result of the Partnership’s acquisition of the Granger assets. These fixed-price commodity price swap agreements impact the comparability of our historic financial statements to our future financial statements See Note 4—Transactions with Affiliates included in the notes to unaudited consolidated financial statements included under Part I, Item 1 of this quarterly report on Form 10-Q and see Note 6—Transactions with Affiliates and Note 13—Subsequent Events—Granger Acquisition in the notes to the consolidated financial statements included under Part II, Item 8 of our annual report on Form 10-K for the year ended December 31, 2009.
Federal income taxes. We are generally not subject to federal or state income tax other than Texas margin tax on the portion of our income that is allocable to Texas. Federal and state income tax expense was recorded for periods prior to the acquisition of the Partnership’s Assets, except for Chipeta. For periods including and subsequent to the acquisition of the Partnership’s assets, we are only subject to Texas margin tax; therefore, income tax expense attributable to Texas margin tax will continue to be recognized in our consolidated financial statements. Federal income tax expense was recorded for periods through January 2010 with respect to income generated by the Granger assets. For periods subsequent to January 2010, we are no longer subject to federal income tax with respect to income generated by our Granger assets. We are required to make payments to Anadarko pursuant to a tax sharing agreement for our share of Texas margin tax included in any combined or consolidated returns of Anadarko.

RESULTS OF OPERATIONS
OPERATING RESULTS
The following tables and discussion present a summary of our results of operations for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009(1)	2010	2009(1)
		(in thousands)
Revenues
Gathering, processing and transportation of natural gas	$42,150	$43,529	$85,509	$86,863
Natural gas, natural gas liquids and condensate sales	43,408	47,402	92,260	91,034
Equity income and other, net	2,410	2,829	4,518	5,023

Total revenues	87,968	93,760	182,287	182,920

Operating expenses (2)
Cost of product	24,955	28,732	57,532	62,377
Operation and maintenance	13,735	15,689	28,903	29,775
General and administrative	4,358	5,367	9,433	11,653
Property and other taxes	2,800	2,808	5,568	5,629
Depreciation and amortization	13,555	12,839	27,238	24,855

Total operating expenses	59,403	65,435	128,674	134,289

Operating income	28,565	28,325	53,613	48,631
Interest income, net (3)	627	2,571	1,324	5,248
Other (expense) income, net	(2,394)	9	(2,374)	16

Income before income taxes	26,798	30,905	52,563	53,895
Income tax expense	17	2,087	973	2,353

Net income	26,781	28,818	51,590	51,542
Net income attributable to noncontrolling interests	3,370	3,415	5,265	5,554

Net income attributable to Western Gas Partners, LP	$23,411	$25,403	$46,325	$45,988

Key Performance Metrics (4)
Gross margin	$63,013	$65,028	$124,755	$120,543
Adjusted EBITDA	38,505	37,561	74,981	67,847
Distributable Cash Flow	35,390	34,643	68,672	61,636

(1)	Financial information for 2009 has been revised to include results attributable to the Chipeta assets and the Granger assets. See Note 1—Description of Business and Basis of Presentation—Acquisitions included in the notes to unaudited consolidated financial statements included under Part I, Item 1 of this quarterly report on Form 10-Q.

(2)	Operating expenses include amounts charged by affiliates to the Partnership for services as well as reimbursement of amounts paid by affiliates to third parties on behalf of the Partnership. See Note 4—Transactions with Affiliates in the notes to unaudited consolidated financial statements included under Part I, Item 1 of this quarterly report on Form 10-Q.

(3)	Interest income, net represents interest income related to our $260.0 million note receivable from Anadarko, partially offset by interest expense paid under our term loan and credit facilities and pre-acquisition interest income (expense), net attributable to affiliate balances. See Note 4—Transactions with Affiliates included in the notes to unaudited consolidated financial statements included under Part I, Item 1 of this quarterly report on Form 10-Q.

(4)	Gross margin, Adjusted EBITDA and distributable cash flow are defined below under the caption Key Performance Metrics within this Part I, Item 2. Such caption also includes reconciliations of Adjusted EBITDA and distributable cash flow to their most directly comparable measures calculated and presented in accordance with GAAP.

For purposes of the following discussion, any increases or decreases “for the three months ended June 30, 2010” refer to the comparison of the three months ended June 30, 2010 to the three months ended June 30, 2009, any increases or decreases “for the six months ended June 30, 2010” refer to the comparison of the six months ended June 30, 2010 to the six months ended June 30, 2009 and any increases or decreases “for the three and six months ended June 30, 2010” refer to both the comparison for the three months ended June 30, 2010 to the three months ended June 30, 2009 and to the comparison of the six months ended June 30, 2010 to the six months ended June 30, 2009.
Summary Financial Results. For the three months ended June 30, 2010, natural gas, NGLs and condensate revenues decreased by $4.0 million, gathering, processing and transportation revenue decreased by $1.4 million and equity income and other revenues decreased by $0.4 million. Net income attributable to Western Gas Partners, LP decreased by approximately $2.0 million for the three months ended June 30, 2010 primarily due to the $5.8 million decrease in revenues, a $1.9 million decrease in interest income, net due to an increase in interest expense, a $2.4 million increase in other expense primarily related to agreements entered into and terminated in conjunction with a debt financing that was not consummated and a $0.7 million increase in depreciation expense, partially offset by a $3.7 million decrease in cost of product expense, a $1.0 million decrease in general and administrative expenses, a $2.0 million decrease in operation and maintenance expenses and a $2.0 million decrease in income tax expense.
For the six months ended June 30, 2010, a $1.4 million decrease in gathering, processing and transportation revenues and a $0.5 million decrease in equity income and other revenues was substantially offset by a $1.2 million increase in natural gas, NGLs and condensate revenues. Net income attributable to Western Gas Partners, LP increased by approximately $0.3 million for the six months ended June 30, 2010 primarily due to a $4.8 million decrease in cost of product expense, a $2.2 million decrease in general and administrative expenses, a $1.4 million decrease in income tax expense and a $0.9 million decrease in operation and maintenance expenses, partially offset by a $3.9 million decrease in interest income, net due to an increase in interest expense, a $2.4 million increase in other expense, a $2.3 million increase in depreciation expense and the $0.6 million decrease in revenues.

Operating Statistics

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009	Δ(1)	2010	2009	Δ(1)
			(MMcf/d, except percentages)
Gathering and transportation throughput
Affiliates	685	784	(13)%	692	783	(12)%
Third parties	99	126	(21)%	104	128	(19)%

Total gathering and transportation throughput	784	910	(14)%	796	911	(13)%

Processing throughput (2)
Affiliates	519	453	15%	505	445	13%
Third parties	145	170	(15)%	145	184	(21)%

Total processing throughput	664	623	7%	650	629	3%

Equity investment throughput (3)	114	119	(4)%	117	121	(3)%

Total throughput	1,562	1,652	(5)%	1,563	1,661	(6)%

Throughput attributable to noncontrolling interest owners	198	177	12%	194	176	10%

Total throughput attributable to Western Gas Partners, LP	1,364	1,475	(8)%	1,369	1,485	(8)%

(1)	Represents the percentage change for the three months ended June 30, 2010 or for the six months ended June 30, 2010.

(2)	Includes 100% of Chipeta system volumes and 50% of Newcastle system volumes.

(3)	Represents the Partnership’s 14.81% share of Fort Union’s gross volumes.
Total throughput, which consists of affiliate, third-party and equity investment volumes, decreased by 90 MMcf/d for the three months ended June 30, 2010 and total throughput attributable to Western Gas Partners, LP, which excludes the noncontrolling interest owner’s proportionate share of Chipeta’s throughput, decreased by 111 MMcf/d for the three months ended June 30, 2010. For the six months ended June 30, 2010, total throughput decreased by 98 MMcf/d and total throughput attributable to Western Gas Partners, LP, which excludes the noncontrolling interest owner’s proportionate share of Chipeta’s throughput, decreased by 116 MMcf/d.
Affiliate gathering and transportation throughput decreased by 99 MMcf/d and by 91 MMcf/d for the three and six months ended June 30, 2010, respectively, primarily due to throughput decreases at the Pinnacle, Dew and Haley systems resulting from natural production declines and reduced drilling activity in those areas. These declines were partially offset by affiliate throughput increases at the MIGC system due to a contract expiration that reallocated capacity from third parties to affiliates.
Third-party gathering and transportation throughput decreased by 27 MMcf/d and by 24 MMcf/d for the three and six months ended June 30, 2010, respectively, primarily due to throughput decreases at the Pinnacle and Hugoton systems due to natural production declines and reduced drilling activity and decreases at the MIGC system resulting from the contract expiration that reallocated capacity from third parties to affiliates.
Affiliate processing throughput increased by 66 MMcf/d and by 60 MMcf/d for the three and six months ended June 30, 2010, respectively, primarily due to increased throughput at the Chipeta plant due to the completion of the cryogenic unit in April 2009, additional well connections for volumes processed at the Chipeta system and increased throughput at the Granger complex due to well connections during 2009 and the first half of 2010. These increases were partially offset by decreases in third-party processing throughput of 25 MMcf/d and 39 MMcf/d for the three and six months ended June 30, 2010, primarily at the Granger system due to one third-party producer redirecting volumes processed at the Granger system pursuant to month-to-month agreements to its own processing facility.
Equity investment volumes decreased by 5 MMcf/d and by 4 MMcf/d for the three and six months ended June 30, 2010 due to reduced drilling activity at the Fort Union system and a temporary redirection of certain throughput from the Fort Union system.

Natural Gas Gathering, Processing and Transportation Revenues

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009	Δ	2010	2009	Δ
		(in thousands, except percentages)
Gathering, processing and transportation of natural gas:
Affiliates	$36,965	$36,815	—	$74,079	$72,889	2%
Third parties	5,185	6,714	(23)%	11,430	13,974	(18)%

Total	$42,150	$43,529	(3)%	$85,509	$86,863	(2)%

Gathering, processing and transportation of natural gas revenues from affiliates remained relatively flat for the three months ended June 30, 2010. Gathering, processing and transportation of natural gas revenues from third parties decreased by $1.5 million for the three months ended June 30, 2010, primarily due to decreased throughput at the Granger, Pinnacle and Haley systems, slightly offset by contract rate escalations at the Hugoton system.
Gathering, processing and transportation of natural gas revenues from affiliates increased slightly for the six months ended June 30, 2010. Gathering, processing and transportation of natural gas revenues from third parties decreased by $2.5 million for the six months ended June 30, 2010, primarily due to decreased throughput at the Granger, Pinnacle, and Hugoton systems; a renegotiated lower rate on a contract at the Haley system effective in 2010; the expiration of one third-party contract at the MIGC system and an adjustment associated with a contract at the Chipeta system. These decreases were slightly offset by contract rate escalations at the Pinnacle and Hugoton systems.
Natural Gas, Natural Gas Liquids and Condensate Sales

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009	Δ	2010	2009	Δ
		(in thousands, except percentages and per-unit amounts)
Natural gas sales:
Affiliates	$7,079	$12,035	(41)%	$19,095	$26,646	(28)%
Third parties	2	2	—	6	4	50%

Total	$7,081	$12,037	(41)%	$19,101	$26,650	(28)%

Natural gas liquids sales — affiliates	$33,703	$33,435	1%	$66,846	$60,984	10%

Drip condensate sales — third parties	$2,624	$1,930	36%	$6,313	$3,400	86%

Total natural gas, natural gas liquids and condensate sales:
Affiliates	$40,782	$45,470	(10)%	$85,941	$87,630	(2)%
Third parties	2,626	1,932	36%	6,319	3,404	86%

Total	$43,408	$47,402	(8)%	$92,260	$91,034	1%

Average price per unit:
Natural gas (per Mcf)	$3.23	$2.63	23%	$4.21	$3.06	38%
Natural gas liquids (per Bbl)	$44.95	$28.03	60%	$41.16	$27.05	52%
Drip condensate (per Bbl)	$69.37	$47.75	45%	$69.63	$38.55	81%
Total natural gas, natural gas liquids and condensate sales decreased by $4.0 million for the three months ended June 30, 2010, consisting of a $5.0 million decrease in natural gas sales, partially offset by a $0.7 million increase in drip condensate sales and a $0.3 million increase in NGLs sales. The average natural gas and NGLs prices for the three months ended June 30, 2010 include $1.2 million of gains from commodity price swap agreements for the Granger, Hilight and Newcastle systems and the average natural gas and NGLs prices for the three months ended June 30, 2009 include $2.3 million of gains from commodity price swap agreements for the Hilight and Newcastle systems. Natural gas and NGLs prices pursuant to the commodity price swap agreements for the Granger system in 2010 were higher than 2009 market prices, and natural gas and NGLs prices pursuant to the 2010 commodity price swap agreements for the Hilight and Newcastle systems were higher than 2009 commodity swap prices.

For the three months ended June 30, 2010, the increase in NGLs sales attributable to improved pricing was partially offset by a 444,000 Bbl decrease in the volume of NGLs sold primarily due to the change in affiliate contract terms at the Granger system effective in October 2009, allowing the producer to take its liquids in kind which reduced the volumes sold. The decrease in natural gas sales for the three months ended June 30, 2010 was due to lower sales volumes, partially offset by a 23% increase in average natural gas sales prices. The decrease in the volume of natural gas sold is primarily due to the change in affiliate contract terms at the Granger system which became effective in October 2009, as well as lower natural gas volumes resulting from an increase in NGL recoveries at the Chipeta system due to completion of the cryogenic unit in April 2009.
Total natural gas, natural gas liquids and condensate sales increased by $1.2 million for the six months ended June 30, 2010, consisting of a $5.9 million increase in NGLs sales and a $2.9 million increase in drip condensate sales, partially offset by a $7.5 million decrease in natural gas sales. The average natural gas and NGLs prices for the six months ended June 30, 2010 include $0.3 million of losses from commodity price swap agreements for the Granger, Hilight and Newcastle systems and the average natural gas and NGLs prices for the six months ended June 30, 2009 include $4.1 million of gains from commodity price swap agreements for the Hilight and Newcastle systems. The increase in NGLs sales was primarily due to a higher average NGLs sales price per barrel, reflecting the higher fixed prices at the Hilight and Newcastle systems under the commodity price swap agreements in place for 2010 compared to 2009 as well as higher fixed prices at the Granger system under the commodity price swap agreements in 2010 compared to 2009 market prices. For the six months ended June 30, 2010, the increase in NGLs sales attributable to improved pricing was partially offset by an approximate 654,000 Bbl decrease in the volume of NGLs sold primarily due to the changes at the Granger system described previously.
For the six months ended June 30, 2010, the decrease in natural gas sales was primarily due to lower sales volumes at the Granger and Chipeta systems described previously. Such volume decreases were partially offset by a 38% increase in average natural gas sales prices.
The increase in drip condensate sales for the three and six months ended June 30, 2010 was primarily due to increased average sales prices and volumes.
Equity Income and Other Revenues

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009	Δ	2010	2009	Δ
		(in thousands, except percentages)
Equity income — affiliate	$1,258	$1,985	(37)%	$2,597	$3,535	(27)%

Other revenues, net:
Affiliates	$136	$655	(79)%	$355	$835	(57)%
Third parties	1,016	189	438%	1,566	653	140%

Total equity income and other revenues, net	$2,410	$2,829	(15)%	$4,518	$5,023	(10)%

Total equity income and other revenues decreased by $0.4 million for the three months ended June 30, 2010, as a $0.7 million decrease in equity income from our investment in Fort Union, primarily from lower throughput and a gain recorded during the three months ended June 30, 2009 related to an interest rate swap agreement, was partially offset by a $0.3 million increase in other revenues. Total equity income and other revenues decreased by $0.5 million for the six months ended June 30, 2010, as a $0.9 million decrease in equity income from our investment in Fort Union was partially offset by a $0.4 million deficiency fee received from a customer at the Haley system during the three months ended March 31, 2010.

Cost of Product and Operation and Maintenance Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009	Δ	2010	2009	Δ
		(in thousands, except percentages and per-unit amounts)
Cost of product	$24,955	$28,732	(13)%	$57,532	$62,377	(8)%
Operation and maintenance	13,735	15,689	(12)%	28,903	29,775	(3)%

Total cost of product and operation and maintenance expenses	$38,690	$44,421	(13)%	$86,435	$92,152	(6)%

Cost of product expense decreased by $3.8 million for the three months ended June 30, 2010 due to a $3.2 million decrease in gathering fees paid by the Granger system for volumes gathered at adjacent gathering systems owned by Anadarko and a third party, then processed at Granger. Effective in October 2009, fees previously paid by Granger are paid directly by the producer to the other gathering system owners. In addition, cost of product expense decreased $0.8 million due to changes in gas imbalance positions and decreased $0.5 million due to a decrease in the actual cost of fuel compared to the contractual cost of fuel. These decreases were slightly offset by a $0.6 million increase in the net cost of NGLs and natural gas purchased from producers primarily due to higher prices.
Cost of product expense decreased by $4.8 million for the six months ended June 30, 2010, consisting primarily of a $6.4 million decrease in gathering fees paid by the Granger system as described above, slightly offset by a $1.5 million increase due to higher NGLs and natural gas prices and a $0.8 million increase from the higher cost of natural gas to compensate shippers on a thermally equivalent basis for drip condensate retained by us and sold to third parties.
Operation and maintenance expense decreased by $2.0 million for the three months ended June 30, 2010, primarily due to a decrease in surface maintenance and repairs and lower chemicals and treating expense at the Helper, Hugoton and Pinnacle systems.
Operation and maintenance expense decreased by $0.9 million for the six months ended June 30, 2010, primarily due to a $1.0 million decrease in electricity expense at the Chipeta system, a $0.8 million decrease in chemical expenses, a $0.5 million decrease in compressor expenses primarily due to the purchase of previously leased compressors and decreases in various other operating expenses. These decreases were partially offset by a $2.2 million increase in salaries, bonus and benefits, primarily attributable to merit increases.

General and Administrative, Depreciation and Other Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009	Δ	2010	2009	Δ
		(in thousands, except percentages)
General and administrative	$4,358	$5,367	(19)%	$9,433	$11,653	(19)%
Property and other taxes	2,800	2,808	—	5,568	5,629	(1)%
Depreciation and amortization	13,555	12,839	6%	27,238	24,855	10%

Total general and administrative, depreciation and other expenses	$20,713	$21,014	(1)%	$42,239	$42,137	—

General and administrative expenses decreased by $1.0 million for the three months ended June 30, 2010, due to the management fee allocated to the Granger assets during the three months ended June 30, 2009, then discontinued effective January 2010 upon contribution of the assets to us, partially offset by an increase in corporate and management personnel costs allocated to us pursuant to the omnibus agreement. Depreciation and amortization expense increased by approximately $0.7 million for the three months ended June 30, 2010 primarily attributable to the expansion to the Chipeta plant completed in April 2009.

General and administrative expenses decreased by $2.2 million for the six months ended June 30, 2010, due to the discontinuation of the management fee at the Granger system beginning in January 2010 described previously, which was partially offset by an increase in corporate and management personnel costs allocated to us pursuant to the omnibus agreement. Depreciation and amortization expense increased by approximately $2.4 million for the six months ended June 30, 2010 primarily attributable to the expansion to the Chipeta plant completed in April 2009.

Interest Income, Net
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009	Δ	2010	2009	Δ
		(in thousands, except percentages)
Interest income on note receivable from Anadarko	$4,225	$4,225	—	$8,450	$8,450	—
Interest income, net on affiliate balances	—	132	nm (1)	—	369	nm (1)

Interest income, net — affiliates	4,225	4,357	(3)%	8,450	8,819	(4)%

Interest expense on notes payable to Anadarko	(1,750)	(1,750)	—	(3,500)	(3,500)	—
Interest expense on borrowings under revolving credit facility — third parties	(1,130)	—	nm	(2,107)	—	nm
Revolving credit facility fees and amortization — third parties	(682)	—	nm	(1,448)	—	nm
Credit facility commitment fees — affiliates	(36)	(36)	—	(71)	(71)	—

Interest expense	(3,598)	(1,786)	101%	(7,126)	(3,571)	100%

Interest income, net	$627	$2,571	(76)%	$1,324	$5,248	(75)%

(1)	Percent change is not meaningful
Interest income, net decreased by $1.9 million and by $3.9 million for the three and six months ended June 30, 2010 due to interest expense incurred on the amounts outstanding during 2010 under our revolving credit facility and related commitment fees. See Note 7— Debt included in the notes to unaudited consolidated financial statements included under Part I, Item 1 of this quarterly report on Form 10-Q.

Other Income (Expense), Net

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009	Δ	2010	2009	Δ
			(in thousands, except percentages)
Other income (expense), net	$(2,394)	$9	nm (1)	$(2,374)	$16	nm (1)

(1)	Percent change is not meaningful
Other income (expense), net for the three and six months ended June 30, 2010 primarily consists of expense incurred in contemplation of refinancing existing borrowings under our revolving credit agreement with long-term fixed-rate notes. In April 2010 we entered into financial agreements to fix the underlying ten-year interest rates with respect to the potential note issuances. Upon reaching our decision not to issue the notes in May 2010, we terminated the agreements at a cost of $2.4 million.
Income Tax Expense

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009	Δ	2010	2009	Δ
		(in thousands, except percentages)
Income before income taxes	$26,798	$30,905	(13)%	$52,563	$53,895	(2)%
Income tax expense	17	2,087	(99)%	973	2,353	(59)%
Effective tax rate	0%	7%		2%	4%
The Partnership is not a taxable entity for U.S. federal income tax purposes. For the three and six months ended June 30, 2010, other than income earned by the Granger assets, only the portion of Partnership income allocable to Texas was subject to Texas margin tax. For the three and six months ended June 30, 2009, Partnership income allocable to Texas, other than income earned by the Chipeta assets and the Granger assets, was subject only to Texas margin tax. Income attributable to the Granger assets prior to and including January 2010, was subject only to federal income tax, while income earned by the Granger assets for periods subsequent to January 2010 was subject only to Texas margin tax. Substantially all of the income attributable to the Chipeta assets prior to the Partnership’s acquisition was associated with a non-taxable entity for U.S. federal income tax and state income tax purposes while income earned by the Chipeta assets for periods subsequent to the Partnership’s acquisition was subject only to Texas margin tax.
The decrease in income tax expense for the three months ended June 30, 2010 is primarily related to federal income taxes attributable to the Granger assets for the three months ended June 30, 2009 as the Granger assets were not subject to federal income tax for the three months ended June 30, 2010. The decrease in income tax expense for the six months ended June 30, 2010 is primarily due to federal income taxes attributable to the Granger assets during only January 2010 as compared to federal income taxes attributable to the Granger assets for the full six months ended June 30, 2009. This decrease also included a $0.6 million income tax benefit recorded during the six months ended June 30, 2009 to account for the decrease in income allocable to Texas relative to total income for the initial assets and the Powder River assets. For 2010 and 2009, the Partnership’s variance from the federal statutory rate is primarily attributable to the Partnership’s status as a non-taxable entity for U.S. federal income tax purposes.

Noncontrolling Interests

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009	Δ	2010	2009	Δ
		(in thousands, except percentages)
Net income attributable to noncontrolling interests	$3,370	$3,415	(1)%	$5,265	$5,554	(5)%
Net income attributable to noncontrolling interests remained relatively flat for the three months ended June 30, 2010. Noncontrolling interests represent the aggregate 49% interest in Chipeta held by Anadarko and a third party. Net income attributable to noncontrolling interests decreased by $0.3 million for the six months ended June 30, 2010, due to a decrease in the net income attributable to Chipeta resulting primarily from higher cost of products due to actual liquid recoveries being less than contractually required recoveries, while total revenue remained relatively flat.
Key Performance Metrics

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009	Δ	2010	2009	Δ
		(in thousands, except percentages and gross margin per Mcf)
Gross margin	$63,013	$65,028	(3)%	$124,755	$120,543	3%
Gross margin per Mcf (1)	0.44	0.43	2%	0.44	0.40	10%
Gross margin per Mcf attributable to Western Gas Partners, LP (2)	0.47	0.45	4%	0.47	0.42	12%

Adjusted EBITDA(3)	38,505	37,561	3%	74,981	67,847	11%
Distributable Cash Flow(3)	$35,390	$34,643	2%	$68,672	$61,636	11%

(1)	Calculated as gross margin (total revenues less cost of product) divided by total throughput, including 100% of gross margin and volumes attributable to Chipeta and the Partnership’s 14.81% interest in income and volumes attributable to the Fort Union. Calculating gross margin per Mcf separately for affiliates and third parties is not meaningful since a significant portion of throughput is delivered from third parties while the related residue gas and NGLs are sold to an affiliate.

(2)	Calculated as gross margin (total revenues less cost of product), excluding the noncontrolling interest owners’ proportionate share of revenues and cost of product, divided by total throughput attributable to Western Gas Partners, LP. Calculation includes income and volumes attributable to the Partnership’s investment in Fort Union.

(3)	For a reconciliation of Adjusted EBITDA and distributable cash flow to their most directly comparable financial measures calculated and presented in accordance with GAAP, please read the descriptions below under the captions Adjusted EBITDA and Distributable cash flow.
Gross margin decreased by $2.0 million for the three months ended June 30, 2010, due to lower gross margins at the Pinnacle, Haley and Dew systems resulting from lower revenues reflecting natural production declines as well as lower margins at the MIGC system resulting from an increase in cost of product expense related to natural gas imbalances. The impact of the increase in market prices on our gross margin was minimized by our fixed-price contract structure. Gross margin per Mcf increased by 2% and gross margin per Mcf attributable to Western Gas Partners, LP increased by 4% for the three months ended June 30, 2010, primarily due to higher margins at the Hilight and Granger systems, slightly offset by lower margins at the Chipeta system.
Gross margin increased by $4.2 million for the six months ended June 30, 2010, primarily due to higher gross margins at the Hilight, Newcastle, and Granger systems, partially offset by lower gross margin at the Pinnacle, Haley and Dew systems resulting from lower revenues due to natural production declines as well as lower margins at the MIGC system due to an increase in cost of product expense related to natural gas imbalances. Gross margin per Mcf increased by 10% and gross margin per Mcf attributable to Western Gas Partners, LP increased by 12% for the six months ended June 30, 2010.

Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) attributable to Western Gas Partners, LP, plus distributions from equity investee, non-cash equity-based compensation expense, general and administrative expense in excess of the omnibus cap (if any), interest expense, income tax expense, depreciation and amortization and other expense, less income from equity investments, interest income, income tax benefit and other income.
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
Adjusted EBITDA increased by $0.9 million for the three months ended June 30, 2010, primarily due to a $3.8 million decrease in cost of product, a $2.0 million decrease in operation and maintenance expenses and a $0.8 million decrease in general and administrative expenses, excluding non-cash equity-based compensation; partially offset by a $5.1 million decrease in total revenues, excluding equity income.
Adjusted EBITDA increased by $7.1 million for the six months ended June 30, 2010, primarily due to a $4.8 million decrease in cost of product, a $1.7 million decrease in general and administrative expenses, excluding non-cash equity-based compensation and a $0.9 million decrease in operation and maintenance expenses.
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
Distributable cash flow increased by $0.7 million for the three months ended June 30, 2010, primarily due to the $0.9 million increase in Adjusted EBITDA and a $1.6 million decrease in maintenance capital expenditures, partially offset by a $1.8 million increase in interest expense attributable to our borrowings under the revolving credit facility in connection with the Granger acquisition as well as fees associated with the revolving credit facility.
Distributable cash flow increased by $7.0 million for the six months ended June 30, 2010, primarily due to the $7.1 million increase in Adjusted EBITDA and a $3.5 million decrease in maintenance capital expenditures, partially offset by a $3.6 million increase in interest expense as well as fees associated with the revolving credit facility.
Reconciliation to GAAP measures. Adjusted EBITDA and distributable cash flow are not defined in GAAP. The GAAP measures most directly comparable to Adjusted EBITDA are net income attributable to Western Gas Partners, LP and net cash provided by operating activities, while the GAAP measure most directly comparable to distributable cash flow is net income attributable to Western Gas Partners, LP. Our non-GAAP financial measures of Adjusted EBITDA and distributable cash flow should not be considered as alternatives to the GAAP measures of net income attributable to Western Gas Partners, LP or net cash provided by operating activities. Adjusted EBITDA has important limitations as an analytical tool because it excludes some, but not all, items that affect net income and net cash provided by operating activities. You should not consider Adjusted EBITDA or distributable cash flow in isolation or as a substitute for analysis of our results as reported under GAAP. Our definitions of Adjusted EBITDA and distributable cash flow may not be comparable to similarly titled measures of other companies in our industry, thereby diminishing their utility. Furthermore, while distributable cash flow is a measure we use to assess our ability to make distributions to our unitholders, it should not be viewed as indicative of the actual amount of cash that we have available for distributions or that we plan to distribute for a given period.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009(1)	2010	2009(1)
Reconciliation of Adjusted EBITDA to Net income attributable to Western Gas Partners, LP
Adjusted EBITDA attributable to Western Gas Partners, LP	$38,505	$37,561	$74,981	$67,847
Less:
Distributions from equity investee	1,038	1,459	2,148	2,570
Non-cash equity-based compensation expense	680	942	1,248	1,789
Interest expense, net	3,598	1,786	7,126	3,571
Income tax expense	17	2,087	973	2,353
Depreciation and amortization (2)	12,849	12,235	25,832	23,945
Other expense, net (2)	2,395	—	2,376	—
Add:
Equity income	1,258	1,985	2,597	3,535
Interest income, net — affiliate	4,225	4,357	8,450	8,819
Other income, net (2)	—	9	—	15

Net income attributable to Western Gas Partners, LP	$23,411	$25,403	$46,325	$45,988

Reconciliation of adjusted EBITDA to net cash provided by operating activities
Adjusted EBITDA attributable to Western Gas Partners, LP	$38,505	$37,561	$74,981	$67,847
Adjusted EBITDA attributable to noncontrolling interests	4,076	4,018	6,668	6,464
Interest income, net	627	2,571	1,324	5,248
Non-cash equity-based compensation expense	(680)	(942)	(1,248)	(1,789)
Current income tax expense (benefit)	(3)	(2,383)	(1,580)	(3,338)
Other income (expense), net	(2,395)	9	(2,374)	15
Distributions from equity investee less than equity income	220	526	450	965
Changes in operating working capital:
Accounts receivable and natural gas imbalance receivable	(2,326)	12,489	(6,722)	5,014
Accounts payable, accrued liabilities and natural gas imbalance payable	1,138	(3,506)	10,263	(10,255)
Other	859	59	1,172	(192)

Net cash provided by operating activities	$40,021	$50,402	$82,934	$69,979

(1)	Financial information for 2009 has been revised to include results attributable to the Chipeta assets and the Granger assets. See Note 1—Description of Business and Basis of Presentation—Acquisitions included in the notes to unaudited consolidated financial statements included under Part I, Item 1 of this quarterly report on Form 10-Q.

(2)	Includes the Partnership’s 51% share of depreciation and amortization expense, other expense, net and other income, net attributable to Chipeta.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009(1)	2010	2009(1)
Reconciliation of Distributable cash flow to Net income attributable to Western Gas Partners, LP
Distributable cash flow	$35,390	$34,643	$68,672	$61,636
Less:
Distributions from equity investee	1,038	1,459	2,148	2,570
Non-cash share-based compensation expense	680	942	1,248	1,789
Income tax expense	17	2,087	973	2,353
Depreciation and amortization (2)	12,849	12,235	25,832	23,945
Other expense, net (2)	2,395	—	2,376	—
Add:
Equity income	1,258	1,985	2,597	3,535
Cash paid for maintenance capital expenditures (2)	3,742	5,357	7,633	11,090
Interest income, net (non-cash settled)	—	132	—	369
Other income, net (2)	—	9	—	15

Net income attributable to Western Gas Partners, LP	$23,411	$25,403	$46,325	$45,988

(1)	Financial information for 2009 has been revised to include results attributable to the Chipeta assets and the Granger assets. See Note 1—Description of Business and Basis of Presentation—Acquisitions included in the notes to unaudited consolidated financial statements included under Part I, Item 1 of this quarterly report on Form 10-Q.

(2)	Includes the Partnership’s 51% share of depreciation and amortization expense, cash paid for maintenance capital expenditures, other expense, net and other income, net attributable to Chipeta.

LIQUIDITY AND CAPITAL RESOURCES
Our primary cash requirements, in addition to normal operating expenses, are for acquisitions and other capital expenditures, debt service, quarterly distributions to our limited partners and general partner and distributions to our noncontrolling interest owners. Our ability to generate cash flow is subject to a number of factors, some of which are beyond our control. Please read Item 1A—Risk Factors of our annual report on Form 10-K for the year ended December 31, 2009 and in this quarterly report on Form 10-Q. Our sources of liquidity as of June 30, 2010 include the following:
•	$52.5 million of working capital, which we define as the amount by which current assets exceed current liabilities;

•	cash generated from operations, including interest income on our $260.0 million note receivable from Anadarko;

•	available borrowing capacity under our revolving credit facility, Anadarko’s credit facility and our working capital facility with Anadarko; and

•	issuances of additional common and general partner units.
See Note 9—Subsequent Events—Revolving credit facility, —Anadarko’s credit facility and —Working capital facility in the notes to unaudited consolidated financial statements under Part I, Item 1 of this quarterly report on Form 10-Q.
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
In January 2010, we borrowed $210.0 million under our $350.0 million revolving credit facility in connection with the Granger acquisition. During the three months ended June 30, 2010, we used the net proceeds from the May 2010 equity offering and cash on hand to repay $100.0 million of the amount outstanding under our revolving credit facility. See Note 7 — Debt included in the notes to unaudited consolidated financial statements under Part I, Item 1 of this quarterly report on Form 10-Q. Management continuously monitors the Partnership’s leverage position and coordinates its capital expenditure program, quarterly distributions and acquisition strategy with its expected cash flows and projected debt-repayment schedule. We will continue to evaluate funding alternatives, including additional borrowings and the issuance of debt or equity securities, to secure funds as needed or refinance outstanding revolving credit facility balances with longer-term notes. To facilitate a potential debt or equity securities issuance, we have the ability to sell securities under our shelf registration statement, which became effective with the SEC in August 2009.
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
Capital requirements. Our business can be capital intensive, requiring significant investment to maintain and improve existing facilities. We categorize capital expenditures as either:
•	maintenance capital expenditures, which include those expenditures required to maintain the existing operating capacity and service capability of our assets, such as to replace system components and equipment that have suffered significant use over time, become obsolete or approached the end of their useful lives, to remain in compliance with regulatory or legal requirements or to complete additional well connections to maintain existing system throughput and related cash flows; or

•	expansion capital expenditures, which include those expenditures incurred in order to extend the useful lives of our assets, reduce costs, increase revenues or increase gathering, processing, treating and transmission throughput or capacity from current levels, including well connections that increase existing system throughput.
Total capital incurred for the six months ended June 30, 2010 and 2009 was $9.0 million and $35.5 million, respectively. Capital incurred is presented on an accrual basis. Capital expenditures in the consolidated statements of cash flows reflect capital expenditures on a cash basis, when payments are made. Capital expenditures for the six months ended June 30, 2010 and 2009, excluding amounts paid for the Granger acquisition, were $9.6 million and $39.9 million, respectively. Capital expenditures for the six months ended June 30, 2009 include $23.7 million attributable to the Chipeta assets prior to the

Chipeta acquisition and include the noncontrolling interest owners’ share of Chipeta’s capital expenditures that were funded by contributions from the noncontrolling interest owners. Excluding the amounts paid for the Granger acquisition, expansion capital expenditures represented approximately 19% and 72% of total capital expenditures for the six months ended June 30, 2010 and 2009, respectively.
In May 2010, we and Anadarko entered into a series of related agreements in which we intend to acquire a 10% member interest in White Cliffs Pipeline, L.L.C. (“White Cliffs”) for $38.2 million in cash. Specifically, we intend to acquire a 0.416% interest in White Cliffs from Anadarko and a 9.584% interest in White Cliffs from a third party. White Cliffs owns a 526-mile, 12-inch crude oil pipeline that originates in Platteville, Colorado and terminates in Cushing, Oklahoma and became operational in June 2009. Closing of the transactions is subject to certain conditions and is expected to occur during the next twelve  months.
We estimate our total capital expenditures, excluding the purchase price for acquisitions but including post-acquisition capital expenditures associated with the Wattenberg assets, to be $40.0 million to $45.0 million and our maintenance capital expenditures to be approximately 55% to 60% of total capital expenditures for the twelve months ending December 31, 2010. Our future expansion capital expenditures may vary significantly from period to period based on the investment opportunities available to us, which are dependent, in part, on the drilling activities of Anadarko and third-party producers. We expect to fund future capital expenditures from cash flows generated from our operations, interest income from our note receivable from Anadarko, borrowings under our revolving credit facility, the issuance of additional partnership units or debt offerings.
Historical cash flow. The following table and discussion presents a summary of our net cash flows from operating activities, investing activities and financing activities for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009	Δ	2010	2009	Δ
	(in thousands, except percentages)
Net cash provided by (used in):
Operating activities	$40,021	$50,402	(21)%	$82,934	$69,979		19%
Investing activities	(4,604)	(16,048)	(71)%	(251,580)	(40,158)	nm	(1)
Financing activities	(26,241)	(26,299)	—%	163,064	(23,730)	nm

Net increase (decrease) in cash and cash equivalents	$9,176	$8,055	14%	$(5,582)	$6,091	nm

(1)	Percent change is not meaningful
Operating Activities. Net cash provided by operating activities decreased by $10.4 million for the three months ended June 30, 2010, primarily due to the following items:
•	a $14.8 million decrease due to changes in accounts receivable balances;

•	a $5.1 million decrease in revenues, excluding equity income;

•	a $2.4 million increase in other expense primarily due to the loss on the financial agreements; and

•	a $1.8 million increase in interest expense settled in cash attributable to interest on borrowings under and fees on the revolving credit facility.

The impact of the above items was partially offset by:
•	a $5.4 million increase due to changes in accounts payable balances and other items;

•	a $3.8 decrease in cost of product expense;

•	a $2.0 million decrease in operating and maintenance expenses; and

•	a $0.8 million decrease in general and administrative expenses, excluding non-cash equity-based compensation.
Net cash provided by operating activities increased by $13.0 million for the six months ended June 30, 2010, primarily due to the following items:
•	a $21.9 million increase due to changes in accounts payable balances and other items;

•	a $4.8 decrease in cost of product expense;

•	a $1.7 million decrease in general and administrative expenses, excluding non-cash equity-based compensation; and

•	a $0.9 million decrease in operating and maintenance expenses.
The impact of the above items was partially offset by:
•	an $11.7 million decrease due to changes in accounts receivable balances;

•	a $3.5 million increase in interest expense settled in cash attributable to interest on borrowings under and fees on the revolving credit facility;

•	a $2.4 million increase in other expense primarily due to the loss on the financial agreements; and

•	a $0.3 million decrease in revenues, excluding equity income.
Investing Activities. Net cash used in investing activities increased by $11.4 million for the three months ended June 30, 2010, attributable to a decrease in capital expenditures. Capital expenditures for the three months ended June 30, 2009 include costs attributable to the Chipeta assets prior to the Chipeta acquisition and include the noncontrolling interest owners’ share of Chipeta’s capital expenditures.
Net cash used in investing activities decreased by $211.4 million for the six months ended June 30, 2010, primarily reflecting the $241.7 million of cash paid in connection with the Granger acquisition. Capital expenditures for the six months ended June 30, 2010 decreased by $30.3 million. Capital expenditures for the six months ended June 30, 2009 include costs attributable to the Chipeta assets prior to the Chipeta acquisition and include the noncontrolling interest owners’ share of Chipeta’s capital expenditures. Excluding cash paid for the Granger acquisition, expansion capital expenditures decreased by $27.0 million, primarily due to the completion of the cryogenic unit at the Chipeta plant in April 2009. In addition, maintenance capital expenditures decreased by $3.3 million, primarily as a result of fewer well connections and the timing of maintenance projects.
Financing Activities. Net cash provided by financing activities remained relatively flat for the three months ended June 30, 2010, reflecting the $99.3 million of net proceeds from the May 2010 equity offering, offset by $100.0 of repayments of borrowings under our credit facility. For the three months ended June 30, 2010 and 2009, we paid $22.0 million and $17.0 million, respectively, of cash distributions to our unitholders. Contributions from noncontrolling interest owners and Parent to Chipeta totaled $12.7 million during the three months ended June 30, 2009, primarily representing contributions for expansion of the cryogenic unit. Distributions from Chipeta to noncontrolling interest owners totaled $3.6 million for the three months ended June 30, 2010, representing the distribution for the first quarter of 2010, and totaled $2.8 million for the three months ended June 30, 2009, representing the distribution for the first quarter of 2009.
Net cash provided by financing activities increased by $186.8 million for the six months ended June 30, 2010, reflecting the $110.0 million in net borrowings under our credit facility in connection with the Granger acquisition and $99.3 million of net proceeds from the May 2010 equity offering. For the six months ended June 30, 2010 and 2009, we paid $43.4 million and $34.1 million, respectively, of cash distributions to our unitholders. Contributions from noncontrolling interest owners and Parent to Chipeta totaled $2.1 million and $9.6 million during the six months ended June 30, 2010 and 2009, respectively, primarily representing contributions for expansion of the cryogenic unit. Distributions from Chipeta to noncontrolling interest owners totaled $6.4 million for the six months ended June 30, 2010, representing the distribution for the fourth quarter of 2009 and first quarter of 2010 while distributions from Chipeta to noncontrolling interest owners totaled $2.8 million for the six months ended June 30, 2009, representing the distribution for the first quarter of 2010. Net contributions from Parent were $1.5 million for the six months ended June 30, 2010, representing the net settlement of January 2010 income taxes and certain other transactions attributable to the Granger assets. Net distributions to Parent for the six months ended June 30, 2009 were $3.6 million, representing the net settlement of intercompany balances attributable to the Granger assets and the NGL pipeline connected to the Chipeta plant.
Distributions to unitholders. Our partnership agreement requires that the Partnership distribute all of its available cash (as defined in the partnership agreement) to unitholders of record on the applicable record date. During the six months ended June 30, 2010, we paid cash distributions to our unitholders of approximately $43.4 million, representing the $0.34 per-unit distribution for the quarter ended March 31, 2010 and the $0.33 per-unit distribution for the quarter ended December 31, 2009. During the six months ended June 30, 2009, we paid cash distributions to our unitholders of approximately $34.1 million, representing the $0.30 per-unit distributions for the quarters ended December 31, 2008 and March 31, 2009. On July 19, 2010, the board of directors of the Partnership’s general partner declared a cash distribution to the Partnership’s unitholders of $0.35 per unit, or $24.4 million in aggregate. The cash distribution is payable on August 13, 2010 to unitholders of record at the close of business on July 30, 2010.
Wattenberg term loan. In connection with the Wattenberg acquisition, on August 2, 2010 we borrowed $250.0 million under a three-year term loan with a group of banks (“Wattenberg term loan”). The Wattenberg term loan bears interest at LIBOR plus a margin, ranging from 2.50% to 3.50% depending on our consolidated leverage ratio, as defined in the Wattenberg term loan agreement. The Wattenberg term loan contains various customary covenants which are substantially similar to those in our revolving credit facility.
Revolving credit facility. On October 29, 2009, we entered into a three-year senior unsecured revolving credit facility. The aggregate initial commitments of the lenders under this revolving credit facility are $350.0 million and are expandable to a maximum of $450.0 million. In January 2010, we borrowed $210.0 million under the revolving credit facility to partially fund the Granger acquisition. In May and June 2010, we repaid $100.0 million outstanding under the revolving credit facility using the proceeds from our May 2010 equity offering. At June 30, 2010, $240.0 million was available for borrowing under the revolving credit facility. The revolving credit facility matures in October 2012 and bears interest at LIBOR plus applicable margins ranging from 2.375% to 3.250%. We are also required to pay a quarterly facility fee ranging from 0.375% to 0.750% of the commitment amount (whether used or unused), based upon our consolidated leverage ratio as defined in the revolving credit facility. See Note 9—Subsequent Events—Revolving credit facility included in the notes to unaudited consolidated financial statements included under Part I, Item 1 of this quarterly report on Form 10-Q for information on expansion of and borrowing under the revolving credit facility.
The revolving credit facility contains covenants that limit, among other things, our, and certain of our subsidiaries’, ability to incur additional indebtedness, grant certain liens, merge, consolidate or allow any material change in the character of our business, sell all or substantially all of our assets, make certain transfers, enter into certain affiliate transactions, make distributions or other payments other than distributions of available cash under certain conditions and use proceeds other than for partnership purposes. The revolving credit facility also contains various customary covenants, customary events of default and certain financial tests, as of the end of each quarter, including a maximum consolidated leverage ratio, as defined in the revolving credit facility, of 4.5 to 1.0 and a minimum consolidated interest coverage ratio, as defined in the revolving credit facility, of 3.0 to 1.0. If we obtain two of the following three ratings: BBB- or better by Standard and Poor’s, Baa3 or better by Moody’s Investors Service or BBB- or better by Fitch Ratings Ltd., we will no longer be required to comply with the minimum consolidated interest coverage ratio as well as certain of the aforementioned covenants. As of June 30, 2010, we were in compliance with all covenants under the revolving credit facility.
Anadarko’s credit facility. In March 2008, Anadarko entered into a $1.3 billion credit facility under which we are a co-borrower. As of June 30, 2010, this credit facility was available for borrowings and letters of credit and permitted us to utilize up to $100.0 million under the facility for general partnership purposes, including acquisitions, but only to the extent that such amounts remain available under the credit facility. At June 30, 2010, the full $100.0 million was available for borrowing by us. See Note 9—Subsequent Events—Anadarko’s credit facility included in the notes to unaudited consolidated financial statements included under Part I, Item 1 and Part II, Item 1A—Risk Factors of this quarterly report on Form 10-Q for information on the expected cancellation of Anadarko’s credit facility and the expected termination of the Partnership’s availability thereunder.

Interest on borrowings under the credit facility is calculated based on, at the election by the borrower, either: (i) a floating rate equal to the federal funds effective rate plus 0.50% or (ii) a periodic fixed rate equal to LIBOR plus an applicable margin. The applicable margin, which was 0.44% at June 30, 2010, and the commitment fees on the facility are based on Anadarko’s senior unsecured long-term debt rating. Pursuant to the omnibus agreement, as a co-borrower under Anadarko’s credit facility, we are required to reimburse Anadarko for our allocable portion of commitment fees (0.11% of our committed and available borrowing capacity, including our outstanding balances, if any) that Anadarko incurs under its credit facility, or up to $0.1 million annually. Under Anadarko’s credit agreements, we and Anadarko are required to comply with certain covenants, including a financial covenant that requires Anadarko to maintain a debt-to-capitalization ratio of 65% or less. As of June 30, 2010, we and Anadarko were in compliance with all covenants. Should we or Anadarko fail to comply with any covenant in Anadarko’s credit agreements, we may not be permitted to borrow thereunder. Anadarko is a guarantor of our borrowings, if any, under the credit facility. We are not a guarantor of Anadarko’s borrowings under the credit facility.
Our working capital facility. In May 2010, we entered into a new two-year, $30.0 million working capital facility with Anadarko as the lender. At June 30, 2010, no borrowings were outstanding under the working capital facility. The facility is available exclusively to fund working capital needs. Borrowings under the facility will bear interest at the same rate as would apply to borrowings under the Anadarko credit facility described above. We pay a commitment fee of 0.11% annually to Anadarko on the unused portion of the working capital facility, or up to $33,000 annually. See Note 9—Subsequent Events—Working capital facility included in the notes to unaudited consolidated financial statements included under Part I, Item 1 of this quarterly report on Form 10-Q for a discussion of the expected termination of the Partnership’s working capital facility.
We are required to reduce all borrowings under our working capital facility to zero for a period of at least 15 consecutive days at least once during each of the twelve-month periods prior to the maturity date of the facility.
Registered securities. As of June 30, 2010, we may issue up to approximately $1.0 billion of limited partner common units and various debt securities under our effective shelf registration statement on file with the SEC.
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
We expect our exposure to concentrated risk of non-payment or non-performance to continue for as long as we remain substantially dependent on Anadarko for our revenues. Additionally, we are exposed to credit risk on the note receivable from Anadarko that was issued concurrent with the closing of our initial public offering. We are also party to an omnibus agreement with Anadarko under which Anadarko is required to indemnify us for certain environmental claims, losses arising from rights-of-way claims, failures to obtain required consents or governmental permits and income taxes with respect to the initial assets. Finally, we have entered into various commodity price swap agreements with Anadarko in order to reduce our exposure to commodity price risk and are subject to performance risk thereunder.
If Anadarko becomes unable to perform under the terms of our gathering, processing and transportation agreements, natural gas and NGL purchase agreements, its note payable to us, the omnibus agreement, the services and secondment agreement, or the commodity price swap agreements, as described in Note 4—Transactions with Affiliates included in the notes to the unaudited consolidated financial statements included under Part I, Item 1 of this quarterly report on Form 10-Q, our ability to make distributions to our unitholders may be adversely impacted.
Health care reform. In March 2010, the Patient Protection and Affordable Care Act, or “PPACA,” and the Health Care and Education Reconciliation Act of 2010, or “HCERA,” which makes various amendments to certain aspects of the PPACA, were signed into law. The HCERA, together with PPACA, are referred to as the “Acts.” Among numerous other items, the Acts reduce the tax benefits available to an employer that receives the Medicare Part D tax benefit, impose excise taxes on high-cost health plans, and provide for the phase-out of the Medicare Part D coverage gap. These changes are not expected to have a material impact on our financial statements.

Financial reform legislation. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (HR 4173) was signed into law. Among numerous other items, HR 4173 requires most derivative transactions to be centrally cleared and/or executed on an exchange, and additional capital and margin requirements will be prescribed for most non-cleared trades starting in 2011. Non-financial entities which enter into certain derivatives contracts are exempted from the central clearing requirement; however, (i) all derivatives transactions must be reported to a central repository, (ii) the entity must obtain approval of derivative transactions from the appropriate committee of its board and (iii) the entity must notify the Commodity Futures Trading Commission of its ability to meet its financial obligations before such exemption will be allowed. Additionally, financial institutions are required to spin off commodity, agriculture and energy swaps business into separately capitalized affiliates, which may reduce the number of available counterparties with whom the Partnership or Anadarko could contract. As this new law requires numerous studies to be performed by federal agencies to determine how to implement the law, the Partnership cannot currently predict the impact of this legislation. The Partnership will continue to monitor the potential impact of this new law as the resulting regulations emerge over the next several months and years.
CONTRACTUAL OBLIGATIONS
Our contractual obligations include notes payable to Anadarko, credit facilities, a corporate office lease, warehouse lease and a purchase commitment, for which information is provided in Note 7—Debt and Note 8—Commitments and contingencies in the notes to unaudited consolidated financial statements included under Part I, Item 1 of this quarterly report on Form 10-Q. Our contractual obligations also include asset retirement obligations which have not changed significantly since December 31, 2009 and for which information is provided under Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations in Exhibit 99.2 of our current report on Form 8-K, as filed with the SEC on May 4, 2010.
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
In addition, certain of our processing services are provided under percent-of-proceeds and keep-whole agreements in which Anadarko is typically responsible for the marketing of the natural gas and NGLs. Under percent-of-proceeds agreements, we receive a specified percentage of the net proceeds from the sale of natural gas and NGLs. Under keep-whole agreements, we keep 100% of the NGLs produced, and the processed natural gas, or value of the gas, is returned to the producer. Since some of the gas is used and removed during processing, we compensate the producer for the amount of gas used and removed in processing by supplying additional gas or by paying an agreed-upon value for the gas utilized. To mitigate our exposure to changes in commodity prices on these types of processing agreements, we entered into fixed-price commodity price swap agreements with Anadarko for the Powder River assets that extend through December 31, 2011, with an option to extend through 2013, and for the Granger assets that extend through the end of 2014. In addition, in connection with the Wattenberg acquisition, we entered into commodity price swap agreements with Anadarko effective in July 2010 that extend through June 2015. For additional information on the commodity price swap agreements, see Note 4—Transactions with Affiliates and Note 9—Subsequent events—Wattenberg acquisition included in the notes to unaudited consolidated financial statements included under Part I, Item 1 of this quarterly report on Form 10-Q as well as Note 6—Transactions with Affiliates and Note 13—Subsequent Events—Granger acquisition included in Exhibit 99.2 of our current report on Form 8-K, as filed with the SEC on May 4, 2010.

We consider our exposure to commodity price risk associated with the above-described arrangements to be minimal given the relatively small amount of our operating income generated by drip condensate sales and the existence of the commodity price swap agreements with Anadarko. For the three months ended June 30, 2010, a 10% change in the margin between drip condensate and natural gas would have resulted in an approximate $2.5 million, or 8.7%, change in operating income for the period.
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
Interest rate risk. If interest rates rise, our future financing costs will increase. Interest rates during 2009 and 2010 were low compared to historic rates. As of June 30, 2010, we had $110.0 million outstanding under our revolving credit facility, $240.0 million of credit available under our revolving credit facility, $100.0 million of credit available for borrowing under Anadarko’s five-year credit facility and $30.0 million available under our two-year working capital facility with Anadarko. Our borrowings, if any, under our revolving credit facility, Anadarko’s credit facility or our working capital facility bear interest at variable rates. In addition, as of June 30, 2010, we owed $175.0 million to Anadarko under our five-year term loan we entered into in connection with the Powder River acquisition which bears interest at a fixed rate of 4.0% until December 2011 and at a floating rate thereafter. For the three months ended June 30, 2010, a 10% change in LIBOR would have resulted in an insignificant change in interest expense for the period. In connection with the Wattenberg acquisition in August 2010, we borrowed $250.0 million under a new three-year term loan which bears interest at LIBOR plus a margin ranging from 2.50% to 3.50%, expanded the borrowing capacity of our revolving credit facility from $350.0 million to $450.0 million and borrowed $200.0 million under the revolving credit facility. See Note 7—Debt and Note 9—Subsequent Events—Wattenberg term loan, —Anadarko’s credit facility, —Revolving credit facility and —Working capital facility included in the notes to unaudited consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q.
We may incur additional debt in the future, either under the revolving credit facility or other financing sources, including commercial bank borrowings or debt issuances.
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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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
Item 1A. Risk Factors
Security holders and potential investors in our securities should carefully consider the risk factors below and set forth in our annual report on Form 10-K for the year ended December 31, 2009 in addition to other information in such report and in this quarterly report on Form 10-Q. Additionally, for a full discussion of the risks associated with Anadarko’s business, see Item 1A included in Anadarko’s annual report on Form 10-K for the year ended December 31, 2009, Anadarko’s quarterly report on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010 and in Anadarko’s other public filings, press releases and discussions with Anadarko management. We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.
Anadarko may incur material costs as a result of the Deepwater Horizon drilling rig explosion and resulting crude oil spill into the Gulf of Mexico. Because we are substantially dependent on Anadarko as our primary customer and general partner, any development that materially and adversely affects Anadarko’s financial condition and/or its market reputation could have a material and adverse impact on us. Material adverse changes at Anadarko could restrict our access to capital and/or make it more expensive to access the capital markets. Further, the closing of Anadarko’s announced anticipated $5.0 billion five-year secured credit facility refinancing activities is expected to result in the elimination of our ability to borrow under Anadarko’s existing credit facility and result in the termination of our working capital facility, which could limit our access to borrowings on historically favorable terms.
Anadarko is a 25% non-operating interest owner in the well associated with the explosion of the Deepwater Horizon drilling rig and resulting crude-oil spill into the Gulf of Mexico. The Deepwater Horizon events could result in potential environmental liabilities, losses from pending or future litigation, reduced availability or increased cost of capital to fund future exploration and development, the tightening of or lack of access to insurance coverage for offshore drilling activities and adverse governmental and environmental regulations. We are unable to estimate Anadarko’s financial exposure to these items, which may ultimately be significant.
We are substantially dependent on Anadarko as our primary customer and expect to derive a substantial majority of our revenues from Anadarko for the foreseeable future. As a result, any event, whether in our area of operations or otherwise, that adversely effects Anadarko’s production, financial condition, market reputation, liquidity, results of operations or cash flows may adversely affect our revenues and cash available for distribution. A reduction in or reallocation of Anadarko’s capital budget, for example, could reduce the volumes available to us to transport or process, limit our opportunities for organic growth or limit the inventory of midstream assets we may acquire from Anadarko.
Also, due to our relationship with Anadarko, our ability to access the capital markets may be affected by Anadarko’s financial condition. As a result of the Deepwater Horizon events, in June 2010, Moody’s Investors Service lowered Anadarko’s credit rating from “Baa3” to “Ba1” and placed its long-term ratings under review for further possible downgrade, while Standard & Poor’s and Fitch Ratings reaffirmed Anadarko’s “BBB–” rating and revised Anadarko’s outlook from stable to negative. Although we do not have our own credit rating, this downgrade or future downgrades of Anadarko’s credit rating could limit our ability to obtain future financing under favorable terms or at all. Similarly, material adverse changes at Anadarko could negatively impact our unit price, limiting our ability to raise capital through equity issuances.
In July 2010, Anadarko obtained commitments for a $5.0 billion five-year secured revolving credit facility. Upon the closing of Anadarko’s new credit facility, expected to occur in the third quarter of 2010, Anadarko’s existing $1.3 billion revolving credit agreement (“Anadarko RCA”) would be cancelled, thereby eliminating the Partnership’s $100.0 million of available borrowing capacity under the Anadarko RCA. In addition, because this financing transaction could have a potential adverse impact on pricing and other terms of the Partnership’s $30.0 million working capital facility with Anadarko, the Partnership expects to terminate its working capital facility upon the closing of Anadarko’s new credit facility. Historically, fees associated with borrowings under the Anadarko RCA and our working capital facility have been lower than fees associated with borrowings under our revolving credit facility and our newly executed $250.0 million term loan agreement. Accordingly, the termination of Anadarko’s existing facility and our working capital facility could result in increased financing costs in the future. Any material limitations on our ability to access capital as a result of adverse changes at Anadarko could negatively affect our ability to finance our future operations or capital needs or to engage in, expand or pursue our business activities, and could also prevent us from engaging in certain transactions that might otherwise be considered beneficial to us.

Item 6. Exhibits
Exhibits are listed below in the Exhibit Index of this quarterly report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTERN GAS PARTNERS, LP
Date: August 5, 2010	By:	/s/ Donald R. Sinclair
Donald R. Sinclair
President and Chief Executive Officer Western Gas Holdings, LLC (as general partner of Western Gas Partners, LP)

Date: August 5, 2010	By:	/s/ Benjamin M. Fink
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