Form 10-Q
period 2010-09-30
Western Gas Partners LP
filed 2010-11-04
CIK 1414475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 42,621,968 common units outstanding as of November 1, 2010.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Western Gas Partners, LP
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per-unit amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009(1)	2010	2009(1)
Revenues — affiliates
Gathering, processing and transportation of natural gas	$48,843	$44,084	$139,601	$132,426
Natural gas, natural gas liquids and condensate sales	56,932	62,220	176,187	168,807
Equity income and other	1,934	2,274	4,976	6,645

Total revenues — affiliates	107,709	108,578	320,764	307,878
Revenues — third parties
Gathering, processing and transportation of natural gas	10,762	12,497	32,409	36,617
Natural gas, natural gas liquids and condensate sales	2,954	4,512	20,605	22,926
Other, net	866	465	2,434	1,394

Total revenues — third parties	14,582	17,474	55,448	60,937

Total revenues	122,291	126,052	376,212	368,815

Operating expenses (2)
Cost of product	37,443	44,955	117,923	131,300
Operation and maintenance	19,414	21,911	64,011	66,351
General and administrative	5,811	7,800	17,332	21,655
Property and other taxes	3,610	3,454	10,879	10,720
Depreciation, amortization and impairments	19,126	16,965	54,458	49,518

Total operating expenses	85,404	95,085	264,603	279,544

Operating income	36,887	30,967	111,609	89,271
Interest income (expense), net (3)	(1,423)	1,209	(87)	6,536
Other income (expense), net	63	33	(2,311)	50

Income before income taxes	35,527	32,209	109,211	95,857
Income tax expense	1,505	4,884	10,480	10,951

Net income	34,022	27,325	98,731	84,906
Net income attributable to noncontrolling interests	2,541	2,187	7,806	7,741

Net income attributable to Western Gas Partners, LP	$31,481	$25,138	$90,925	$77,165

Limited partner interest in net income:
Net income attributable to Western Gas Partners, LP (4)	$31,481	$25,138	$90,925	$77,165
Pre-acquisition net income allocated to Parent	(36)	(8,090)	(11,937)	(25,036)
General partner interest in net income	(888)	(341)	(1,890)	(1,042)

Limited partner interest in net income	$30,557	$16,707	$77,098	$51,087
Net income per common unit — basic and diluted	$0.44	$0.30	$1.17	$0.92
Net income per subordinated unit — basic and diluted	$0.44	$0.30	$1.17	$0.91

(1)	Financial information for 2009 has been revised to include results attributable to the Granger assets, Wattenberg assets and 0.4% interest in White Cliffs, discussed in Note 1, and also reflects a reclassification from revenues to operating expenses for the effects of commodity price swap agreements attributable to purchases, discussed in Note 4.

(2)	Operating expenses include amounts charged by Anadarko to the Partnership (“Anadarko” and “Partnership” are defined in Note 1) for services as well as reimbursement of amounts paid by Anadarko to third parties on behalf of the Partnership. Cost of product expenses include purchases from Anadarko of $16.7 million and $19.4 million for the three months ended September 30, 2010 and 2009, respectively, and $49.6 million and $60.3 million for the nine months ended September 30, 2010 and 2009, respectively. Operation and maintenance expenses include charges from Anadarko of $8.6 million and $8.4 million for the three months ended September 30, 2010 and 2009, respectively, and $29.1 million and $24.8 million for the nine months ended September 30, 2010 and 2009, respectively. General and administrative expenses include charges from Anadarko of $3.9 million and $5.4 million for the three months ended September 30, 2010 and 2009, respectively, and $12.8 million and $17.1 million for the nine months ended September 30, 2010 and 2009, respectively. See Note 4.

(3)	Interest income (expense), net includes net interest income from affiliates of $2.5 million and $1.2 million for the three months ended September 30, 2010 and 2009, respectively, and $7.3 million and $6.5 million for the nine months ended September 30, 2010 and 2009, respectively. See Note 4.

(4)	General and limited partner interest in net income represents net income for periods including and subsequent to the Partnership’s acquisition of the Partnership Assets (as defined in Note 1). See also Note 3.
See accompanying notes to unaudited consolidated financial statements.

Western Gas Partners, LP
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except number of units)

	September 30,	December 31,
	2010	2009(1)
ASSETS
Current assets
Cash and cash equivalents	$36,400	$69,984
Accounts receivable, net — third parties	7,819	9,200
Accounts receivable, net — affiliates	3,051	2,203
Natural gas imbalance receivables — third parties	1,276	266
Natural gas imbalance receivables — affiliates	4	448
Other current assets	5,146	4,163

Total current assets	53,696	86,264
Long-term assets
Note receivable — Anadarko	260,000	260,000
Plant, property and equipment
Cost	1,726,898	1,660,297
Less accumulated depreciation	351,165	299,309

Net property, plant and equipment	1,375,733	1,360,988
Goodwill	60,236	57,348
Equity investments	40,679	21,344
Other assets	2,894	2,974

Total assets	$1,793,238	$1,788,918

LIABILITIES, EQUITY AND PARTNERS’ CAPITAL
Current liabilities
Accounts and natural gas imbalance payables — third parties	$11,262	$15,627
Accounts and natural gas imbalance payables — affiliate	1,448	1,319
Accrued ad valorem taxes	11,012	6,319
Income taxes payable	342	412
Accrued liabilities — third party	17,664	11,010
Accrued liabilities — affiliates	—	470
Current notes payable — third parties	10,000	—

Total current liabilities	51,728	35,157
Long-term liabilities
Long-term debt — third parties	560,000	—
Note payable — Anadarko	175,000	175,000
Deferred income taxes	718	217,312
Asset retirement obligations and other	56,790	55,976

Total long-term liabilities	792,508	448,288

Total liabilities	844,236	483,445

Commitments and contingencies (Note 8)

Equity and partners’ capital
Common units (42,621,968 and 36,374,925 units issued and outstanding at September 30, 2010, and December 31, 2009, respectively)	562,400	497,230
Subordinated units (26,536,306 units issued and outstanding at September 30, 2010, and December 31, 2009)	280,453	276,571
General partner units (1,411,394 and 1,283,903 units issued and outstanding at September 30, 2010, and December 31, 2009, respectively)	15,977	13,726
Parent net investment	—	427,024

Total partners’ capital	858,830	1,214,551
Non-controlling interests	90,172	90,922

Total equity and partners’ capital	949,002	1,305,473

Total liabilities, equity and partners’ capital	$1,793,238	$1,788,918

(1)	Financial information for 2009 has been revised to include the financial position and results attributable to the Wattenberg assets and 0.4% interest in White Cliffs. See Note 1—Description of Business and Basis of Presentation—Acquisitions.
See accompanying notes to unaudited consolidated financial statements.

Western Gas Partners, LP
CONSOLIDATED STATEMENT OF EQUITY AND PARTNERS’ CAPITAL
(Unaudited, in thousands)

		Partners’ Capital
	Parent Net	Limited Partners		General	Noncontrolling
	Investment	Common	Subordinated	Partner	Interests	Total
Balance at December 31, 2009(1)	$427,024	$497,230	$276,571	$13,726	$90,922	$1,305,473
Net contributions from Parent	29,843	—	—	—	—	29,843
Contribution of Granger assets	(300,367)	57,513	—	1,174	—	(241,680)
Contribution of Wattenberg assets	(382,848)	(88,447)	—	(1,805)	—	(473,100)
White Cliffs acquisition from affiliate	(1,272)	(18,728)	—	—	—	(20,000)
Contribution of assets from Parent	—	10,433	—	213	—	10,646
May 2010 equity offering, net of offering and other expenses	—	97,096	—	2,183	—	99,279
Non-cash equity-based compensation	—	224	—	—	—	224
Elimination of net deferred tax liabilities	214,464	—	—	—	—	214,464
Net income	11,937	46,150	30,948	1,890	7,806	98,731
Contributions from noncontrolling interest owners	—	—	—	—	2,053	2,053
Distributions to unitholders	—	(39,338)	(27,066)	(1,409)	—	(67,813)
Distributions to noncontrolling interest owners	—	—	—	—	(10,313)	(10,313)
Other	1,219	267	—	5	(296)	1,195

Balance at September 30, 2010	$—	$562,400	$280,453	$15,977	$90,172	$949,002

(1)	Financial information for 2009 has been revised to include the financial position and results attributable to the Wattenberg assets and 0.4% interest in White Cliffs. See Note 1—Description of Business and Basis of Presentation—Acquisitions.
See accompanying notes to unaudited consolidated financial statements.

Western Gas Partners, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2010	2009(1)
Cash flows from operating activities
Net income	$98,731	$84,906
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairments	54,458	49,518
Deferred income taxes	(1,666)	(2,753)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(459)	3,963
(Increase) decrease in natural gas imbalance receivable	(566)	2,953
Increase (decrease) in accounts payable, accrued liabilities and natural gas imbalance payable	11,609	(11,368)
Change in other items, net	(3,291)	(2,493)

Net cash provided by operating activities	158,816	124,726

Cash flows from investing activities
Wattenberg acquisition from affiliate	(473,100)	—
White Cliffs acquisition from affiliate	(20,000)	—
White Cliffs acquisition from third party	(18,047)	—
Granger acquisition from affiliate	(241,680)	—
Chipeta acquisition from affiliate	—	(101,451)
Capital expenditures	(62,976)	(58,993)
Investments in equity affiliates	(310)	(264)
Proceeds from sale of assets to affiliate	2,805	—
Proceeds from sale of assets to third party	2,425	—

Net cash used in investing activities	(810,883)	(160,708)

Cash flows from financing activities
Borrowings under revolving credit facility, net of issuance costs	419,987	—
Issuance of Wattenberg term loan	250,000
Repayments of borrowings under revolving credit facility	(100,000)	—
Issuance of note payable to Anadarko	—	101,451
Proceeds from issuance of common units, net of $4.3 million in offering and other expenses	99,279	—
Distributions to unitholders	(67,813)	(51,777)
Contributions from noncontrolling interest owners and Parent	2,053	40,745
Distributions to noncontrolling interest owners	(10,313)	(5,737)
Net contributions from (distributions to) Parent	25,290	(28,751)

Net cash provided by financing activities	618,483	55,931

Net (decrease) increase in cash and cash equivalents	(33,584)	19,949

Cash and cash equivalents at beginning of period	69,984	36,074

Cash and cash equivalents at end of period	$36,400	$56,023

Supplemental disclosures
Non-cash contribution of assets from Parent	$7,530	$—
Increase (decrease) in accrued capital expenditures	$2,066	$(12,245)
Interest paid	$10,278	$5,026
Interest received	$12,675	$12,675

(1)	Financial information for 2009 has been revised to include the financial position and results attributable to the Granger assets, Wattenberg assets and 0.4% interest in White Cliffs. See Note 1—Description of Business and Basis of Presentation—Acquisitions.
See accompanying notes to unaudited consolidated financial statements.

Notes to unaudited consolidated financial statements of Western Gas Partners, LP
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of business. Western Gas Partners, LP (the “Partnership”) is a Delaware limited partnership formed in August 2007. The Partnership is engaged in the business of gathering, processing, treating and transporting natural gas and natural gas liquids (“NGLs”) for Anadarko Petroleum Corporation and its consolidated subsidiaries as well as for third-party producers and customers. The Partnership’s assets include ten gathering systems, six natural gas treating facilities, six gas processing facilities, one interstate pipeline, one NGL pipeline and noncontrolling interests in Fort Union Gas Gathering, L.L.C., or “Fort Union,” and White Cliffs Pipeline, L.L.C., or “White Cliffs.” The Partnership’s assets are located in East and West Texas, the Rocky Mountains and the Mid-Continent.
For purposes of these financial statements, the “Partnership” refers to Western Gas Partners, LP and its subsidiaries; “Anadarko” or “Parent” refers to Anadarko Petroleum Corporation and its consolidated subsidiaries, excluding the Partnership; and “affiliates” refers to wholly owned and partially owned subsidiaries of Anadarko, excluding the Partnership, and also refers to Fort Union and White Cliffs. The “initial assets” collectively refer to Anadarko Gathering Company LLC, or “AGC,” Pinnacle Gas Treating LLC, or “PGT,” and MIGC LLC, or “MIGC,” all of which the Partnership acquired in connection with its May 2008 initial public offering. The “Powder River assets” collectively refer to the Partnership’s 100% ownership interest in the Hilight system, 50% interest in the Newcastle system and 14.81% limited liability company membership interest in Fort Union, all of which the Partnership acquired from Anadarko in December 2008, and the “Powder River acquisition” refers to the acquisition of the Powder River assets. The “Chipeta assets” collectively refer to the 51% membership interest in Chipeta Processing LLC, or “Chipeta,” and associated NGL pipeline, which the Partnership acquired from Anadarko in July 2009, and the “Chipeta acquisition” refers to the acquisition of the Chipeta assets. The “Granger assets” collectively refer to the Granger gathering system and Granger complex, which the Partnership acquired from Anadarko in January 2010, and the “Granger acquisition” refers to the acquisition of the Granger assets. The “Wattenberg assets” collectively refer to the Wattenberg gathering system and associated assets, which the Partnership acquired from Anadarko in August 2010, and the “Wattenberg acquisition” refers to the acquisition of the Wattenberg assets. The “White Cliffs investment” refers to the interest in White Cliffs the Partnership acquired from Anadarko and a third party in September 2010. See Acquisitions discussed below. The Partnership’s general partner is Western Gas Holdings, LLC, a wholly owned subsidiary of Anadarko.
Basis of presentation. The consolidated financial statements include the accounts of the Partnership and entities in which it holds a controlling financial interest. All significant intercompany transactions have been eliminated. Investments in non-controlled entities over which the Partnership exercises significant influence are accounted for under the equity method. The information furnished herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of financial position as of September 30, 2010 and December 31, 2009, results of operations for the three and nine months ended September 30, 2010 and 2009, statement of equity and partners’ capital for the nine months ended September 30, 2010 and statements of cash flows for the nine months ended September 30, 2010 and 2009. The Partnership’s financial results for the three and nine months ended September 30, 2010 are not necessarily indicative of the expected results for the full year ending December 31, 2010.
The accompanying consolidated financial statements of the Partnership have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although management believes that the disclosures made are adequate to make the information not misleading. To conform to GAAP, management makes estimates and assumptions that affect the amounts reported in the consolidated financial statements and the notes thereto. These estimates are evaluated on an ongoing basis, utilizing historical experience and other methods considered reasonable under the particular circumstances. Although these estimates are based on management’s knowledge and the best available information at the time, changes may result in revised estimates and actual results may differ from these estimates. Effects on the Partnership’s business, financial position and results of operations resulting from revisions to estimates are recognized when the facts that give rise to the revision become known.
The accompanying consolidated financial statements and notes should be read in conjunction with the Partnership’s annual report on Form 10-K, as filed with the SEC on March 11, 2010, as revised by the Partnership’s current report on Form 8-K, filed with the SEC on May 4, 2010 (the “annual report on Form 10-K”) to recast the Partnership’s financial statements to reflect the results generated by the Granger assets, as discussed below, from the date on which those assets were acquired by Anadarko.

Notes to unaudited consolidated financial statements of Western Gas Partners, LP
Acquisitions. During 2009 and 2010, the Partnership completed several acquisitions from Anadarko and third parties.
Chipeta acquisition. In July 2009, the Partnership acquired certain midstream assets from Anadarko that provide processing and transportation services in the Greater Natural Buttes area in Uintah County, Utah. The acquisition consisted of a 51% membership interest in Chipeta, together with an associated NGL pipeline. At the time of the acquisition, Chipeta owned a natural gas processing plant complex that includes two processing trains: a refrigeration unit completed in November 2007 and a cryogenic unit completed in April 2009. The Partnership financed the Chipeta acquisition (i) by borrowing $101.5 million from Anadarko pursuant to the terms of a 7.0% fixed-rate, three-year term loan agreement, and (ii) the issuance of 351,424 common units and 7,172 general partner units.
As of September 30, 2010, Chipeta is owned 51% by the Partnership, 24% by Anadarko and 25% by a third-party member. The interests in Chipeta held by Anadarko and the third-party member are reflected as noncontrolling interests in the consolidated financial statements.
Natural Buttes plant acquisition. In November 2009, Chipeta closed its acquisition of a compressor station and processing plant (the “Natural Buttes plant”) from a third party for $9.1 million. The noncontrolling interest owners contributed $4.5 million to Chipeta during the year ended December 31, 2009 to fund their proportionate share of the Natural Buttes plant acquisition. The Natural Buttes plant is located in Uintah County, Utah.
Granger acquisition. In January 2010, the Partnership acquired Anadarko’s entire 100% ownership interest in the following assets located in Southwestern Wyoming: (i) the Granger gathering system with related compressors and other facilities, and (ii) the Granger complex, consisting of two cryogenic trains, two refrigeration trains, an NGL fractionation facility and ancillary equipment. The Granger acquisition was financed primarily with $210.0 million in borrowings under the Partnership’s revolving credit facility plus $31.7 million of cash on hand, as well as through the issuance of 620,689 common units and 12,667 general partner units to Anadarko. In September 2010, the Partnership sold an idle refrigeration train at the Granger system to a third party for $2.4 million.
Wattenberg acquisition. On August 2, 2010, the Partnership acquired Anadarko’s 100% ownership interest in Kerr-McGee Gathering LLC, which owns the Wattenberg gathering system and related compression and other facilities, including the Fort Lupton processing plant located in the Denver-Julesburg Basin, north and east of Denver, Colorado. The Wattenberg acquisition was financed with a $250.0 million term loan, a $200.0 million draw on the Partnership’s revolving credit facility and $23.1 million of cash on hand, as well as through the issuance of 1,048,196 common units to Anadarko and 21,392 general partner units to the Partnership’s general partner.
White Cliffs acquisition. In September 2010, the Partnership and Anadarko closed a series of related transactions through which the Partnership acquired a 10% member interest in White Cliffs. Specifically, the Partnership acquired Anadarko’s 100% ownership interest in Anadarko Wattenberg Company, LLC (“AWC”) for $20.0 million in cash. AWC owned a 0.4% interest in White Cliffs and held an option to increase its interest in White Cliffs. Also, in a series of concurrent transactions AWC acquired an additional 9.6% interest in White Cliffs from a third party for $18.0 million in cash, subject to post-closing adjustments. White Cliffs owns a crude oil pipeline which originates in Platteville, Colorado and terminates in Cushing, Oklahoma and became operational in June 2009. Anadarko is a major shipper on the White Cliffs pipeline. The Partnership’s acquisition of the 0.4% interest in White Cliffs and related purchase option from Anadarko and the acquisition of an additional 9.6% interest in White Cliffs were funded with cash on hand and are referred to collectively as the “White Cliffs acquisition.” As of September 30, 2010, the Partnership holds a 10% interest in White Cliffs and the remaining 90% is held by three unaffiliated parties.
Presentation of Partnership acquisitions. The initial assets, Powder River assets, Chipeta assets, Granger assets, Wattenberg assets and White Cliffs investment are referred to collectively as the “Partnership Assets.” Unless otherwise noted, references to “periods prior to our acquisition of the Partnership Assets” and similar phrases refer to periods prior to July 2009 with respect to the Chipeta assets, periods prior to January 2010 with respect to the Granger assets, periods prior to July 2010 with respect to the Wattenberg assets, and periods prior to September 2010 with respect to the White Cliffs investment. Unless otherwise noted, references to “periods subsequent to our acquisition of the Partnership Assets” and similar phrases refer to periods including and subsequent to July 2009 with respect to the Chipeta assets, periods including and subsequent to January 2010 with respect to the Granger assets, periods including and subsequent to July 2010 with respect to the Wattenberg assets, and periods including and subsequent to September 2010 with respect to the White Cliffs investment.

Notes to unaudited consolidated financial statements of Western Gas Partners, LP
Anadarko acquired the Granger assets in connection with its August 23, 2006 acquisition of Western Gas Resources, Inc. (“Western”). Anadarko acquired the Wattenberg assets and Chipeta assets in connection with its August 10, 2006 acquisition of Kerr-McGee Corporation (“Kerr-McGee”) and subsequently completed the construction of the Chipeta assets. Anadarko made its initial investment in White Cliffs on January 27, 2007. Each acquisition of Partnership Assets, except the acquisitions of the Natural Buttes plant and the 9.6% interest in White Cliffs from third parties, was considered a transfer of net assets between entities under common control. Accordingly, the Partnership is required to revise its financial statements to include the activities of the Partnership Assets as of the date of common control. The Partnership’s historical financial statements for the three and nine months ended September 30, 2009, which included the results attributable to the initial assets, Powder River assets and Chipeta assets, as presented in the Partnership’s quarterly report on Form 10-Q for the quarter ended September 30, 2009, have been recast in this quarterly report on Form 10-Q to include the results attributable to the Granger assets, Wattenberg assets and AWC, including the 0.4% interest in White Cliffs, as if the Partnership owned such assets for all periods presented. Net income attributable to the Partnership Assets for periods prior to each acquisition is not allocated to the limited partners for purposes of calculating net income per limited partner unit. In addition, certain amounts have been reclassified to conform to the current presentation. See Note 4—Transactions with Affiliates—Commodity price swap agreements.
The consolidated financial statements for periods prior to the Partnership’s acquisition of the Partnership Assets have been prepared from Anadarko’s historical cost-basis accounts and may not necessarily be indicative of the actual results of operations that would have occurred if the Partnership had owned the assets during the periods reported. The following tables present the impact to the historical consolidated statements of income attributable to the Granger assets, Wattenberg assets and 0.4% interest in White Cliffs as well as the reclassification of the impact of commodity price swap agreements related to purchases (in thousands):

	Three Months Ended September 30, 2009
	Partnership	Granger	Wattenberg	White
	Historical	Assets	Assets	Cliffs	Reclassification	Combined
Revenues	$60,996	$34,010	$24,252	$20	$6,774	$126,052
Net income	19,235	3,283	4,803	4	—	27,325

	Nine Months Ended September 30, 2009
	Partnership	Granger	Wattenberg	White
	Historical	Assets	Assets	Cliffs	Reclassification	Combined
Revenues	$182,661	$95,263	$72,155	$20	$18,716	$368,815
Net income	65,806	8,253	10,857	(10)	—	84,906
May 2010 equity offering. On May 18, 2010, the Partnership closed its equity offering of 4,000,000 common units to the public at a price of $22.25 per unit. On June 2, 2010, the Partnership issued an additional 558,700 common units to the public pursuant to the exercise of the underwriters’ over-allotment option granted in connection with the equity offering. The May 18 and June 2, 2010 issuances are referred to collectively as the “May 2010 equity offering.” In connection with the May 2010 equity offering, the Partnership issued 93,035 general partner units to Anadarko. Net proceeds from the May 2010 equity offering of approximately $99.3 million, including the general partner’s proportionate capital contribution to maintain its 2.0% interest, and cash on hand were used to repay $100.0 million of amounts outstanding under the Partnership’s revolving credit facility.

Notes to unaudited consolidated financial statements of Western Gas Partners, LP
Limited partner and general partner units. The Partnership’s common units are listed on the New York Stock Exchange under the symbol “WES.” The following table summarizes common, subordinated and general partner units issued during the nine months ended September 30, 2010 (in thousands):

	Limited Partner Units		General
	Common	Subordinated	Partner Units	Total
Balance at December 31, 2009	36,375	26,536	1,284	64,195
Granger acquisition	621	—	12	633
May 2010 equity offering	4,559	—	93	4,652
Long-Term Incentive Plan awards	19	—	1	20
Wattenberg acquisition	1,048	—	22	1,070

Balance at September 30, 2010	42,622	26,536	1,412	70,570

Anadarko holdings of Partnership Equity. As of September 30, 2010, Anadarko held 1,411,394 general partner units representing a 2% general partner interest in the Partnership, 100% of the Partnership’s incentive distribution rights (“IDRs”), 10,302,631 common units and 26,536,306 subordinated units. Anadarko owned an aggregate 52.2% limited partner interest in the Partnership based on its holdings of common and subordinated units. The public held 32,319,337 common units, representing a 45.8% limited partner interest in the Partnership.
2. PARTNERSHIP DISTRIBUTIONS
The partnership agreement requires that, within 45 days subsequent to the end of each quarter, beginning with the quarter ended June 30, 2008, the Partnership distribute all of its available cash (as defined in the partnership agreement) to unitholders of record on the applicable record date. During the three and nine months ended September 30, 2010, the Partnership paid cash distributions to its unitholders of approximately $24.4 million and $67.8 million, respectively, representing the $0.33 per-unit distribution for the quarter ended December 31, 2009, the $0.34 per-unit distribution for the quarter ended March 31, 2010 and the $0.35 per-unit distribution for the quarter ended June 30, 2010. During the three and nine months ended September 30, 2009, the Partnership paid cash distributions to its unitholders of approximately $17.7 million and $51.8 million, respectively, representing the $0.30 per-unit distributions for the quarters ended December 31, 2008 and March 31, 2009 and the $0.31 per-unit distribution for the quarter ended June 30, 2009. See also Note 9—Subsequent Events regarding distributions approved in October 2010.
3. NET INCOME PER LIMITED PARTNER UNIT
The Partnership’s net income for periods including and subsequent to the Partnership’s acquisitions of the Partnership Assets is allocated to the general partner and the limited partners, including any subordinated unitholders, in accordance with their respective ownership percentages, and, when applicable, giving effect to incentive distributions allocable to the general partner and unvested units granted under the Western Gas Partners, LP 2008 Long-Term Incentive Plan (the “LTIP”). The allocation of undistributed earnings, or net income in excess of distributions, to the incentive distribution rights is limited to available cash (as defined by the partnership agreement) for the period. Net income allocated to the general partner for the three and nine months ended September 30, 2010 includes a nominal amount attributed to the incentive distributions. The Partnership’s net income allocable to the limited partners is allocated between the common and subordinated unitholders by applying the provisions of the partnership agreement that govern actual cash distributions as if all earnings for the period had been distributed. Accordingly, if current net income allocable to the limited partners is less than the minimum quarterly distribution, or if cumulative net income allocable to the limited partners since May 14, 2008 is less than the cumulative minimum quarterly distributions, more income is allocated to the common units than the subordinated units for that quarterly period.
Basic and diluted net income per limited partner unit is calculated by dividing limited partners’ interest in net income by the weighted average number of limited partner units outstanding during the period. The common units and general partner units issued during each period are included on a weighted-average basis for the days in which they were outstanding.

Notes to unaudited consolidated financial statements of Western Gas Partners, LP
The following table illustrates the Partnership’s calculation of net income per unit for common and subordinated limited partner units (in thousands, except per-unit information):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009(1)	2010	2009(1)
Net income attributable to Western Gas Partners, LP	$31,481	$25,138	$90,925	$77,165
Pre-acquisition net income allocated to Parent	(36)	(8,090)	(11,937)	(25,036)
General partner interest in net income	(888)	(341)	(1,890)	(1,042)

Limited partner interest in net income	$30,557	$16,707	$77,098	$51,087

Net income allocable to common units	$18,770	$8,818	$46,150	$26,838
Net income allocable to subordinated units	11,787	7,889	30,948	24,249

Limited partner interest in net income	$30,557	$16,707	$77,098	$51,087

Net income per limited partner unit — basic and diluted
Common units	$0.44	$0.30	$1.17	$0.92
Subordinated units	$0.44	$0.30	$1.17	$0.91
Total	$0.44	$0.30	$1.17	$0.92
Weighted average limited partner units outstanding — basic and diluted
Common units	42,257	29,395	39,412	29,200
Subordinated units	26,536	26,536	26,536	26,536

Total	68,793	55,931	65,948	55,736

(1)	Financial information for 2009 has been revised to include results attributable to the Granger assets, Wattenberg assets and 0.4% interest in White Cliffs. See Note 1—Description of Business and Basis of Presentation—Acquisitions.

Notes to unaudited consolidated financial statements of Western Gas Partners, LP
4. TRANSACTIONS WITH AFFILIATES
Affiliate transactions. The Partnership provides natural gas gathering, processing, treating and transportation services to Anadarko and a portion of the Partnership’s expenditures is paid by or to Anadarko pursuant to the reimbursement provisions under the omnibus agreement discussed below, which result in affiliate transactions. An affiliate of Anadarko purchases residue gas, condensate and NGLs from the Partnership, which also results in affiliate transactions. In addition, affiliate-based transactions result from contributions to and distributions from Fort Union, Chipeta and White Cliffs, which were paid or received by Anadarko prior to the Partnership’s acquisition of such assets.
Contribution of Partnership Assets to the Partnership. Effective in January 2010, Anadarko contributed the Granger assets to the Partnership, in July 2010 Anadarko contributed the Wattenberg assets to the Partnership, and in September 2010 Anadarko sold AWC, including its 0.4% interest in White Cliffs, to the Partnership. See Note 1—Description of Business and Basis of Presentation. In connection with the Granger acquisition and Wattenberg acquisition, substantially all deferred tax liabilities attributable to the Granger assets and Wattenberg assets were eliminated.
Cash management. Anadarko operates a cash management system whereby excess cash from most of its subsidiaries, held in separate bank accounts, is swept to centralized accounts. Prior to January 1, 2010, with respect to the Granger assets, and prior to July 1, 2010, with respect to the Wattenberg assets, sales and purchases related to third-party transactions were received or paid in cash by Anadarko within its centralized cash management system. Prior to September 1, 2010, with respect to White Cliffs, investments in and distributions from White Cliffs were received or paid in cash by Anadarko, also resulting in affiliate balances. Anadarko charged the Partnership interest at a variable rate on outstanding affiliate balances attributable to such assets for the periods these balances remained outstanding. The outstanding affiliate balances were entirely settled through an adjustment to parent net investment in connection with the Granger acquisition, Wattenberg acquisition and AWC acquisition and, accordingly, affiliate-based interest expense on current intercompany balances is not charged for periods subsequent to the Partnership’s acquisition of the Granger assets, Wattenberg assets and AWC, including the 0.4% interest in White Cliffs. Subsequent to the Partnership’s acquisition of the Partnership Assets, the Partnership cash-settles transactions directly with third parties and with Anadarko affiliates.
Note receivable from Anadarko. Concurrent with the closing of the Partnership’s May 2008 initial public offering, the Partnership loaned $260.0 million to Anadarko in exchange for a 30-year note bearing interest at a fixed annual rate of 6.50%. Interest on the note is payable quarterly. The fair value of the note receivable from Anadarko was approximately $259.2 million and $271.3 million at September 30, 2010 and December 31, 2009, respectively. The fair value of the note reflects consideration of credit risk and any premium or discount for the differential between the stated interest rate and quarter-end market rate, based on quoted market prices of similar debt instruments.
Note payable to Anadarko. Concurrent with the closing of the Powder River acquisition in December 2008, the Partnership entered into a five-year, $175.0 million term loan agreement with Anadarko under which the Partnership pays Anadarko interest at a fixed rate of 4.00% for the first two years and a floating rate of interest at three-month London Interbank Offered Rate (“LIBOR”) plus 150 basis points beginning on December 1, 2010. See Note 7—Debt—Note payable to Anadarko for additional information.

Notes to unaudited consolidated financial statements of Western Gas Partners, LP
Commodity price swap agreements. The Partnership entered into commodity price swap agreements with Anadarko to mitigate exposure to commodity price volatility that would otherwise be present as a result of the purchase and sale of natural gas, condensate or NGLs at the Hilight, Newcastle, Granger and Wattenberg assets. The commodity price swap agreements for the Hilight and Newcastle assets were effective in January 2009 and expire in December 2011, with the Partnership able to extend the agreements, at its option, annually through December 2013. The commodity price swap agreements for the Granger assets were effective in January 2010 and extend through December 2014. The commodity price swap agreements for the Wattenberg assets were effective in July 2010 and extend through June 2015. Also see Note 9—Subsequent Events—Commodity price swap agreements regarding commodity price swap agreements entered into in October 2010 associated with condensate and natural gas sales and purchases at the Hugoton system. Below is a summary of the fixed price ranges on the Partnership’s commodity price swap agreements outstanding as of September 30, 2010.

	Year Ended December 31,
	2010	2011	2012	2013	2014	2015(1)
	(per barrel)
Ethane	$17.33 — 28.85	$17.95 — 29.31	$18.21 — 29.78	$18.32 — 30.10	$18.36 — 30.53	$18.41
Propane	$40.63 — 48.76	$44.25 — 50.07	$45.23 — 50.93	$45.90 — 51.56	$46.47 — 52.37	$47.08
Iso butane	$48.15 — 64.07	$58.18 — 66.03	$59.51 — 67.22	$60.44 — 68.11	$61.24 — 69.23	$62.09
Normal butane	$48.15 — 60.03	$51.25 — 61.82	$52.40 — 62.92	$53.20 — 63.74	$53.89 — 64.78	$54.62
Natural gasoline	$63.20 — 73.62	$68.19 — 75.99	$69.77 — 77.37	$70.89 — 78.42	$71.85 — 79.74	$72.88
Condensate	$68.18 — 72.25	$68.87 — 75.33	$72.73 — 76.85	$74.04 — 78.07	$75.22 — 79.56	$76.47
	(per MMBtu)
Natural gas	$4.18 — 5.61	$4.89 — 5.94	$5.21 — 5.97	$5.37 — 6.09	$5.57 — 6.20	$5.96

(1)	Consists of swap agreements related to the Wattenberg assets which expire on June 30, 2015.
The Partnership’s notional volumes for each of the swap agreements are not specifically defined; instead, the commodity price swap agreements apply to the actual volume of natural gas, condensate and NGLs purchased and sold at the Hilight, Newcastle, Granger and Wattenberg assets. Because the notional volumes are not fixed, the commodity price swap agreements do not satisfy the definition of a derivative financial instrument at inception and, therefore, are not required to be measured at fair value. The Partnership reports its realized gains and losses on the commodity price swap agreements related to sales in the natural gas, NGLs and condensate sales in its consolidated statements of income in the period in which the associated revenues are recognized. The Partnership reports its realized gains and losses on the commodity price swap agreements related to purchases in cost of product in its consolidated statements of income in the period in which the associated purchases are recorded. During the quarter ended September 30, 2010, the Partnership revised its presentation to report the effects of commodity price swap agreements attributable to purchases in cost of product in its consolidated statements of income. Net gains and losses on commodity price swap agreements related to purchases have been reclassified for all periods to conform to the current presentation. The following table summarizes gains and losses on commodity price swap agreements during the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(in thousands)
Gains (losses) on commodity price swap agreements:
Natural gas sales	$7,336	$7,270	$12,803	$19,254
Natural gas liquids sales	5,145	1,042	5,840	5,067

Gains on commodity price swap agreements related to sales	12,481	8,312	18,643	24,321

Losses on commodity price swap agreements related to purchases	(9,625)	(6,774)	(16,038)	(18,716)

Net gains on commodity price swap agreements	$2,856	$1,538	$2,605	$5,605

Notes to unaudited consolidated financial statements of Western Gas Partners, LP
Chipeta LLC agreement. In connection with the Partnership’s acquisition of its 51% membership interest in Chipeta, the Partnership became party to Chipeta’s limited liability company agreement, as amended and restated as of July 23, 2009, together with Anadarko and the third-party member. Among other things, the Chipeta LLC Agreement prescribes that:
•	Chipeta’s members will be required from time to time to make capital contributions to Chipeta to the extent approved by the members;

•	Chipeta will distribute available cash, as defined in the Chipeta LLC Agreement, if any, to its members quarterly in accordance with each member’s membership interest; and

•	Chipeta’s membership interests are subject to significant restrictions on transfer.
Gas processing agreements. Chipeta is party to a gas processing agreement dated September 6, 2008 with a subsidiary of Anadarko, pursuant to which Chipeta processes natural gas delivered by that subsidiary and the subsidiary takes allocated residue gas and NGLs in-kind. The Chipeta plant receives a large majority of its throughput pursuant to that agreement, which has a primary term that extends through 2023.
The Partnership entered into a 10-year, fee-based gathering agreement with Anadarko effective October 1, 2009 on substantially all of its affiliate throughput on the Granger assets. In connection with the Wattenberg acquisition, the Partnership entered into a 10-year, fee-based gathering agreement with Anadarko effective July 1, 2010 on all of its affiliate throughput on the Wattenberg assets. Under the new gathering agreements, the Granger assets and Wattenberg assets earn fixed fees based on the volume of the natural gas they gather and Anadarko retains any condensate and NGLs.
Omnibus agreement. Pursuant to the omnibus agreement, Anadarko performs centralized corporate functions for the Partnership, such as legal, accounting, treasury, cash management, investor relations, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit, tax, marketing and midstream administration. The Partnership’s reimbursement to Anadarko for certain general and administrative expenses allocated to the Partnership is capped through December 31, 2010. In connection with the Granger acquisition and Wattenberg acquisition, the Partnership increased the general and administrative expense cap under the omnibus agreement to $8.3 million and then to $9.0 million for the year ended December 31, 2010. No adjustment to the cap was made in connection with the White Cliffs acquisition. The cap under the omnibus agreement is subject to future adjustment to reflect expansions of the Partnership’s operations through the acquisition or construction of new assets or businesses and with the concurrence of the special committee of the Partnership’s general partner’s board of directors. The cap contained in the omnibus agreement does not apply to incremental general and administrative expenses allocated to or incurred by the Partnership as a result of being a publicly traded partnership.
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
Equity-based compensation. Grants made under equity-based compensation plans result in equity-based compensation expense, which is determined by reference to the fair value of equity compensation as of the date of the relevant equity grant.
Long-term incentive plan. The general partner awarded phantom units primarily to the general partner’s independent directors under the LTIP in May 2008, 2009 and 2010. The phantom units awarded to the independent directors vest one year from the grant date. Compensation expense attributable to the phantom units granted under the LTIP is recognized entirely by the Partnership over the vesting period and was approximately $0.1 million and $0.2 million for the three and nine months ended September 30, 2010, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2009, respectively.
The following table summarizes LTIP award activity for the nine months ended September 30, 2010:

	Value per
	Unit	Units
Phantom units outstanding at beginning of period	$15.02	21,970
Vested	$15.02	(19,751)
Granted	$20.94	15,284

Phantom units outstanding at end of period	$20.19	17,503

Equity incentive plan and Anadarko incentive plans. The Partnership’s general and administrative expenses include equity-based compensation costs allocated by Anadarko to the Partnership for grants made pursuant to the Western Gas Holdings, LLC Equity Incentive Plan (the “Incentive Plan”) as well as the Anadarko Petroleum Corporation 1999 Stock Incentive Plan and the Anadarko Petroleum Corporation 2008 Omnibus Incentive Compensation Plan (Anadarko’s plans are referred to collectively as the “Anadarko Incentive Plans”). The Partnership’s general and administrative expense for the three and nine months ended September 30, 2010 included approximately $0.7 million and $2.3 million, respectively, of allocated equity-based compensation expense for grants made pursuant to the Incentive Plan and Anadarko Incentive Plans. The Partnership’s general and administrative expense for the three and nine months ended September 30, 2009 included approximately $1.2 million and $3.1 million, respectively, of allocated equity-based compensation expense for grants made pursuant to the Incentive Plan and Anadarko Incentive Plans. A portion of these expenses is allocated to the Partnership by Anadarko as a component of compensation expense for the executive officers of the Partnership’s general partner and other employees pursuant to the omnibus agreement and the services and secondment agreement. These amounts exclude compensation expense associated with the LTIP.
Compressor sale. In September 2010, the Partnership sold idle compressors with a net carrying value of $2.6 million to Anadarko for $2.8 million in cash. The gain on the sale was recorded as an adjustment to Partners’ capital.

Notes to unaudited consolidated financial statements of Western Gas Partners, LP
Summary of affiliate transactions. Revenues from affiliates include amounts earned by the Partnership from the gathering, treating, processing and transportation of natural gas and NGLs for Anadarko, as well as from the sale of residue gas, condensate and NGLs to Anadarko. A portion of the Partnership’s operating expenditures is paid by Anadarko, pursuant to the reimbursement provisions under the omnibus agreement discussed above, which also results in affiliate transactions. Operating expenses include all amounts accrued or paid to affiliates for the operation of the Partnership’s systems, whether in providing services to affiliates or to third parties, including field labor, measurement and analysis, and other disbursements. Affiliate expenses do not bear a direct relationship to affiliate revenues and third-party expenses do not bear a direct relationship to third-party revenues. For example, the Partnership’s affiliate expenses are not necessarily those expenses attributable to generating affiliate revenues. The following table summarizes affiliate transactions.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(in thousands)
Revenues — affiliates	$107,709	$108,578	$320,764	$307,878
Operating expenses — affiliates	29,250	33,269	91,438	102,167
Interest income — affiliates	4,225	4,336	12,688	13,234
Interest expense, net — affiliates	1,775	3,127	5,346	6,698
Distributions to unitholders — affiliates	13,066	11,257	37,915	32,829
Contributions from noncontrolling interest owners — affiliate and Parent	—	13,163	2,019	32,420
Distributions to noncontrolling interest owners — affiliate and Parent	$1,925	$—	$5,051	$4,303
5. CONCENTRATION OF CREDIT RISK
Anadarko was the only customer from whom revenues exceeded 10% of the Partnership’s consolidated revenues for the three and nine months ended September 30, 2010 and 2009. The percentage of revenues from Anadarko and the Partnership’s other customers are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Anadarko	87%	85%	84%	82%
Other customers	13%	15%	16%	18%

Total	100%	100%	100%	100%

6. PROPERTY, PLANT AND EQUIPMENT
A summary of the historical cost of the Partnership’s property, plant and equipment is as follows:

	Estimated
	useful life	September 30, 2010	December 31, 2009
		(dollars in thousands)
Land	n/a	$354	$354
Gathering systems	5 to 39 years	1,621,976	1,562,273
Pipeline and equipment	30 to 34.5 years	86,650	86,617
Assets under construction	n/a	15,548	8,713
Other	3 to 25 years	2,370	2,340

Total property, plant and equipment		1,726,898	1,660,297
Accumulated depreciation		351,165	299,309

Total net property, plant and equipment		$1,375,733	$1,360,988

Notes to unaudited consolidated financial statements of Western Gas Partners, LP
The cost of property classified as “Assets under construction” is excluded from capitalized costs being depreciated. This amount represents property that is not yet suitable to be placed into productive service as of the balance sheet date.
7. DEBT
The Partnership’s outstanding debt as of September 30, 2010 consisted of $320.0 million outstanding under the revolving credit facility, the $250.0 million three-year term loan incurred in connection with the Wattenberg acquisition and the $175.0 million note payable to Anadarko due in 2013 issued in connection with the Powder River acquisition. The Partnership’s outstanding debt as of December 31, 2009 consisted solely of the $175.0 million note payable to Anadarko.
Wattenberg term loan. In connection with the Wattenberg acquisition, on August 2, 2010 the Partnership borrowed $250.0 million under a three-year term loan from a group of banks (“Wattenberg term loan”). The Wattenberg term loan bears interest at LIBOR plus a margin ranging from 2.50% to 3.50% depending on the Partnership’s consolidated leverage ratio as defined in the Wattenberg term loan agreement. The interest rate was 3.26% at September 30, 2010. The Wattenberg term loan contains various customary covenants, which are substantially similar to those in the Partnership’s revolving credit facility described below.
Note payable to Anadarko. In December 2008, the Partnership entered into a five-year $175.0 million term loan agreement with Anadarko in order to finance the cash portion of the consideration paid for the Powder River acquisition. The interest rate is fixed at 4.00% until December 2010, and is a floating rate equal to three-month LIBOR plus 150 basis points thereafter. The Partnership has the option to repay the outstanding principal amount in whole or in part commencing in December 2010.
The provisions of the five-year term loan agreement contain customary events of default, including (i) nonpayment of principal when due or nonpayment of interest or other amounts within three business days of when due, (ii) certain events of bankruptcy or insolvency with respect to the Partnership and (iii) a change of control. At September 30, 2010, the Partnership was in compliance with all covenants under the five-year term loan agreement.
Revolving credit facility. In October 2009, the Partnership entered into a three-year senior unsecured revolving credit facility with a group of banks (the “revolving credit facility”). In January 2010, the Partnership borrowed $210.0 million under the revolving credit facility in connection with the Granger acquisition. The Partnership repaid $100.0 million of this amount plus accrued interest with proceeds from the May 2010 equity offering. In connection with the Wattenberg acquisition, the Partnership exercised the accordion feature of its revolving credit facility, expanding the borrowing capacity of the revolving credit facility from $350.0 million to $450.0 million, and borrowed $200.0 million under the facility. In September 2010, the Partnership borrowed $10.0 million under the Swingline Loan provision of its revolving credit facility for working capital purposes, and then repaid such amount in October 2010. As of September 30, 2010, $320.0 million was outstanding under the revolving credit facility and $130.0 million was available for borrowing.
The revolving credit facility matures in October 2012 and bears interest at LIBOR, plus applicable margins ranging from 2.375% to 3.250%. The interest rate was 2.63% at September 30, 2010. The Partnership is required to pay a quarterly facility fee ranging from 0.375% to 0.750% of the commitment amount (whether used or unused), based upon the Partnership’s consolidated leverage ratio, as defined in the revolving credit facility. The facility fee rate was 0.375% at September 30, 2010.
The revolving credit facility contains covenants that limit, among other things, the ability of the Partnership and certain of its subsidiaries to incur additional indebtedness, grant certain liens, merge, consolidate or allow any material change in the character of its business, sell all or substantially all of the Partnership’s assets, make certain transfers, enter into certain affiliate transactions, make distributions or other payments other than distributions of available cash under certain conditions and use proceeds other than for partnership purposes. The revolving credit facility also contains various customary covenants, customary events of default and certain financial tests as of the end of each quarter, including a maximum consolidated leverage ratio, as defined in the revolving credit facility, of 4.5 to 1.0, and a minimum consolidated interest coverage ratio, as defined in the revolving credit facility, of 3.0 to 1.0. If the Partnership obtains two of the following three ratings: BBB- or better by Standard and Poor’s, Baa3 or better by Moody’s Investors Service or BBB- or better by Fitch Ratings Ltd.,

Notes to unaudited consolidated financial statements of Western Gas Partners, LP the Partnership will no longer be required to comply with the minimum consolidated interest coverage ratio as well as certain of the aforementioned covenants. As of September 30, 2010, the Partnership was in compliance with all covenants under the revolving credit facility.
Anadarko’s credit facility. In March 2008, Anadarko entered into a five-year $1.3 billion credit facility (the “Anadarko Credit Agreement”) under which the Partnership could utilize up to $100.0 million to the extent that such amounts remain available to Anadarko under the credit facility. Pursuant to the omnibus agreement, as a co-borrower under the Anadarko Credit Agreement, the Partnership was required to reimburse Anadarko for its allocable portion of commitment fees of up to $0.1 million annually. In September 2010, Anadarko entered into a new revolving credit facility, which resulted in the termination of the Anadarko Credit Agreement, eliminating the Partnership’s $100.0 million of available borrowing thereunder.
Working capital facility. In May 2010, the Partnership entered into a two-year $30.0 million working capital facility with Anadarko as the lender. Pursuant to the omnibus agreement, the Partnership paid a commitment fee of up to $33,000 annually to Anadarko on the unused portion of the working capital facility. In September 2010, in connection with Anadarko’s entry into a new revolving credit facility, the Partnership terminated its working capital facility with Anadarko.
Fair value of debt. The fair value of the Partnership’s debt under the revolving credit facility, the Wattenberg term loan and the five-year term loan agreement approximates the carrying value of those instruments at September 30, 2010 and December 31, 2009. The fair value of debt reflects any premium or discount for the difference between the stated interest rate and quarter-end market rate.
Interest income and expense. The following table summarizes the amounts included in interest income (expense), net.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(in thousands)
Interest expense on notes payable to Anadarko	$(1,750)	$(3,091)	$(5,250)	$(6,591)
Interest expense on borrowings under revolving credit facility — third parties	(3,012)	—	(5,119)	—
Revolving credit facility fees and amortization — third parties	(861)	—	(2,310)	—
Credit facility commitment fees — affiliates	(25)	(36)	(96)	(107)

Interest expense	$(5,648)	$(3,127)	$(12,775)	$(6,698)

Interest income on note receivable from Anadarko	$4,225	$4,225	$12,675	$12,675
Interest income, net on affiliates balances	—	111	13	559

Interest income, net — affiliates	$4,225	$4,336	$12,688	$13,234

Interest income (expense), net	$(1,423)	$1,209	$(87)	$6,536

8. COMMITMENTS AND CONTINGENCIES
Environmental obligations. The Partnership is subject to various environmental-remediation obligations arising from federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. As of September 30, 2010, the Partnership’s consolidated balance sheet included a $0.8 million current liability and a $0.2 million long-term liability for remediation and reclamation obligations, included in Accrued liabilities — third parties and Asset retirement obligations and other liabilities, respectively. As of December 31, 2009, the Partnership’s consolidated balance sheet included a $0.8 million current liability and a $0.7 million long-term liability for remediation and reclamation obligations. The obligations do not anticipate any insurance recoveries. Management regularly monitors the remediation and reclamation process and the liabilities recorded and believes the Partnership’s environmental obligations are adequate to fund remedial actions to comply with present laws and regulations, and that the ultimate liability for these matters, if any, will not materially affect the Partnership’s overall

Notes to unaudited consolidated financial statements of Western Gas Partners, LP results of operations, cash flows or financial position. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental issues will not be discovered.
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
Lease commitments. Anadarko, on behalf of the Partnership, has entered into lease agreements for corporate offices, compression equipment and shared field offices supporting the Partnership’s operations. The lease for the corporate offices expires in January 2012 and the leases for the shared offices extend through 2014. During May and June 2010, Anadarko and Kerr-McGee Gathering LLC purchased an aggregate $44.5 million of previously leased compression equipment used at the Granger system and Wattenberg system, which terminated the leases and associated lease expense. The purchased compression equipment was subsequently contributed to the Partnership pursuant to provisions of the contribution agreements for the Granger acquisition and the Wattenberg acquisition.
The amounts in the table below represent the remaining contractual lease obligations for the corporate offices and shared office leases as of September 30, 2010, which may be assigned or otherwise charged to the Partnership pursuant to the reimbursement provisions of the omnibus agreement.

Minimum
rental payments
(in thousands)
2010	$95
2011	366
2012	209
2013	201
2014	201

Total	$1,072

Rent expense associated with the above leases, including rent expense for periods prior to the purchase of compression equipment in May 2010 and June 2010, was approximately $0.4 million and $5.0 million for the three and nine months ended September 30, 2010, respectively, and $2.1 million and $7.2 million for the three and nine months ended September 30, 2009, respectively.
9. SUBSEQUENT EVENTS
Distributions to unitholders. On October 19, 2010, the board of directors of the Partnership’s general partner declared a cash distribution to the Partnership’s unitholders of $0.37 per unit, or $26.4 million in aggregate, including incentive distributions. The cash distribution is payable on November 12, 2010 to unitholders of record at the close of business on October 29, 2010.

Notes to unaudited consolidated financial statements of Western Gas Partners, LP
Commodity price swap agreements. In October 2010, the Partnership entered into commodity price swap agreements with Anadarko to mitigate exposure to commodity price volatility associated with condensate and natural gas sales and purchases at the Hugoton system. The commodity price swap agreements are effective in October 2010 and expire in September 2015. The Partnership’s notional volumes for each of the swap agreements are not specifically defined; instead, the commodity price swap agreements apply to the actual volume of natural gas and condensate purchased and sold at the Hugoton system. Because the notional volumes are not fixed, the commodity price swap agreements do not satisfy the definition of a derivative financial instrument. The Partnership will recognize gains and losses on the commodity price swap agreements in the period in which the associated revenues and costs are recognized. Below is a summary of the fixed prices on the Partnership’s commodity price swap agreements associated with the Hugoton system.

	Year Ended December 31,
	2010(1)	2011	2012	2013	2014	2015(2)
	(per barrel)
Condensate	$72.79	$75.32	$76.97	$77.51	$77.93	$78.61
	(per MMbtu)
Natural gas	$3.61	$4.12	$4.81	$5.14	$5.32	$5.50

(1)	Effective October 1, 2010.

(2)	Through September 30, 2015.
10. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
As of September 30, 2010, the Partnership may issue up to approximately $1.0 billion of limited partner common units and various debt securities under its effective shelf registration statement on file with the SEC. Debt securities issued under the shelf may be guaranteed by one or more existing or future subsidiaries of the Partnership (the “Guarantor Subsidiaries”), each of which is a wholly owned subsidiary of the Partnership. The guarantees, if issued, would be full, unconditional, joint and several. The following condensed consolidating financial information reflects the Partnership’s stand-alone accounts, the combined accounts of the Guarantor Subsidiaries, the accounts of the Non-Guarantor Subsidiary, consolidating adjustments and eliminations and the Partnership’s consolidated financial information. The unaudited condensed consolidating financial information should be read in conjunction with the Partnership’s accompanying unaudited consolidated financial statements and related notes.
Western Gas Partners, LP’s and the Guarantor Subsidiaries’ investment in and equity income from their consolidated subsidiaries are presented in accordance with the equity method of accounting in which the equity income from consolidated subsidiaries includes the results of operations of the Partnership Assets for periods including and subsequent to the Partnership’s acquisition of the Partnership Assets.

Notes to unaudited consolidated financial statements of Western Gas Partners, LP

	Three Months Ended September 30, 2010
	Western		Non-
	Gas	Guarantor	Guarantor
Statement of Income	Partners, LP	Subsidiaries	Subsidiary	Eliminations	Consolidated
			(in thousands)
Revenues	$12,481	$99,568	$10,242	$—	$122,291
Operating expenses	15,177	65,170	5,057	—	85,404

Operating income (loss)	(2,696)	34,398	5,185	—	36,887
Interest income (expense), net	(1,431)	8	—	—	(1,423)
Other income, net	31	31	1	—	63
Equity income from consolidated subsidiaries	35,327	2,645	—	(37,972)	—

Income before income taxes	31,231	37,082	5,186	(37,972)	35,527
Income tax expense	—	1,505	—	—	1,505

Net income	31,231	35,577	5,186	(37,972)	34,022
Net income attributable to noncontrolling interests	—	2,541	—	—	2,541

Net income attributable to Western Gas Partners, LP	$31,231	$33,036	$5,186	$(37,972)	$31,481

	Three Months Ended September 30, 2009
	Western		Non-
	Gas	Guarantor	Guarantor
Statement of Income	Partners, LP	Subsidiaries	Subsidiary	Eliminations	Consolidated
			(in thousands)
Revenues	$8,312	$107,114	$10,626	$—	$126,052
Operating expenses	12,330	76,588	6,167	—	95,085

Operating income (loss)	(4,018)	30,526	4,459	—	30,967
Interest income, net	1,093	116	—	—	1,209
Other income, net	10	20	3	—	33
Equity income from consolidated subsidiaries	19,963	2,276	—	(22,239)	—

Income before income taxes	17,048	32,938	4,462	(22,239)	32,209
Income tax expense	—	4,884	—	—	4,884

Net income	17,048	28,054	4,462	(22,239)	27,325
Net income attributable to noncontrolling interests	—	2,187	—	—	2,187

Net income attributable to Western Gas Partners, LP	$17,048	$25,867	$4,462	$(22,239)	$25,138

Notes to unaudited consolidated financial statements of Western Gas Partners, LP

	Nine Months Ended September 30, 2010
	Western		Non-
	Gas	Guarantor	Guarantor
Statement of Income	Partners, LP	Subsidiaries	Subsidiary	Eliminations	Consolidated
			(in thousands)
Revenues	$18,643	$325,141	$32,428	$—	$376,212
Operating expenses	30,088	218,012	16,503	—	264,603

Operating income (loss)	(11,445)	107,129	15,925	—	111,609
Interest income (expense), net	(121)	34	—	—	(87)
Other income (expense), net	(2,346)	30	5	—	(2,311)
Equity income from consolidated subsidiaries	92,688	8,125	—	(100,813)	—

Income before income taxes	78,776	115,318	15,930	(100,813)	109,211
Income tax expense	—	10,480	—	—	10,480

Net income	78,776	104,838	15,930	(100,813)	98,731
Net income attributable to noncontrolling interests	—	7,806	—	—	7,806

Net income attributable to Western Gas Partners, LP	$78,776	$97,032	$15,930	$(100,813)	$90,925

	Nine Months Ended September 30, 2009
	Western		Non-
	Gas	Guarantor	Guarantor
Statement of Income	Partners, LP	Subsidiaries	Subsidiary	Eliminations	Consolidated
			(in thousands)
Revenues	$24,321	$313,634	$30,860	$—	$368,815
Operating expenses	32,136	232,338	15,070	—	279,544

Operating income (loss)	(7,815)	81,296	15,790	—	89,271
Interest income, net	5,965	571	—	—	6,536
Other income, net	23	20	7	—	50
Equity income from consolidated subsidiaries	53,957	2,276	—	(56,233)	—

Income before income taxes	52,130	84,163	15,797	(56,233)	95,857
Income tax expense	—	10,951	—	—	10,951

Net income	52,130	73,212	15,797	(56,233)	84,906
Net income attributable to noncontrolling interests	—	7,741	—	—	7,741

Net income attributable to Western Gas Partners, LP	$52,130	$65,471	$15,797	$(56,233)	$77,165

Notes to unaudited consolidated financial statements of Western Gas Partners, LP

	As of September 30, 2010
	Western		Non-
	Gas	Guarantor	Guarantor
Balance Sheet	Partners, LP	Subsidiaries	Subsidiary	Eliminations	Consolidated
			(in thousands)
Current assets	$34,054	$155,646	$10,839	$(146,843)	$53,696
Note receivable — Anadarko	260,000	—	—	—	260,000
Investment in consolidated subsidiaries	1,005,452	96,717	—	(1,102,169)	—
Net property, plant and equipment	177	1,193,286	182,270	—	1,375,733
Other long-term assets	2,893	100,916	—	—	103,809

Total assets	$1,302,576	$1,546,565	$193,109	$(1,249,012)	$1,793,238

Current liabilities	$158,985	$35,699	$3,887	$(146,843)	$51,728
Long-term debt	735,000	—	—	—	735,000
Other long-term liabilities	235	54,940	2,333	—	57,508

Total liabilities	894,220	90,639	6,220	(146,843)	844,236
Partners’ capital	408,356	1,365,754	186,889	(1,102,169)	858,830
Noncontrolling interests	—	90,172	—	—	90,172

Total liabilities, equity and partners’ capital	$1,302,576	$1,546,565	$193,109	$(1,249,012)	$1,793,238

	As of December 31, 2009
	Western		Non-
	Gas	Guarantor	Guarantor
Balance Sheet	Partners, LP	Subsidiaries	Subsidiary	Eliminations	Consolidated
			(in thousands)
Current assets	$64,001	$64,772	$9,425	$(51,934)	$86,264
Note receivable — Anadarko	260,000	—	—	—	260,000
Investment in consolidated subsidiaries	497,997	98,959	—	(596,956)	—
Net property, plant and equipment	219	1,176,563	184,206	—	1,360,988
Other long-term assets	2,974	78,692	—	—	81,666

Total assets	$825,191	$1,418,986	$193,631	$(648,890)	$1,788,918

Current liabilities	$52,545	$33,017	$1,529	$(51,934)	$35,157
Long-term debt	175,000	—	—	—	175,000
Other long-term liabilities	—	271,067	2,221	—	273,288

Total liabilities	227,545	304,084	3,750	(51,934)	483,445
Partners’ capital	597,646	1,023,980	189,881	(596,956)	1,214,551
Noncontrolling interests	—	90,922	—	—	90,922

Total liabilities, equity and partners’ capital	$825,191	$1,418,986	$193,631	$(648,890)	$1,788,918

Notes to unaudited consolidated financial statements of Western Gas Partners, LP

	Nine Months Ended September 30, 2010
	Western		Non-
	Gas	Guarantor	Guarantor
Statement of Cash Flows	Partners, LP	Subsidiaries	Subsidiary	Eliminations	Consolidated
			(in thousands)
Cash flows from operating activities

Net income	$78,774	$104,839	$15,931	$(100,813)	$98,731
Adjustments to reconcile net income to net cash provided by operating activities:
Equity income from consolidated subsidiaries	(92,689)	(8,124)	—	100,813	—
Depreciation, amortization and impairments	41	50,107	4,310	—	54,458
Deferred income taxes	—	(1,666)	—	—	(1,666)
Change in other items, net	95,558	(86,787)	(1,478)	—	7,293

Net cash provided by operating activities	81,684	58,369	18,763	—	158,816

Cash flows from investing activities
Net cash used in investing activities	(734,781)	(74,055)	(2,047)	—	(810,883)

Cash flows from financing activities
Net cash provided by (used in) financing activities	621,720	15,686	(18,923)	—	618,483

Net decrease in cash and cash equivalents	(31,377)	—	(2,207)	—	(33,584)
Cash and cash equivalents at beginning of period	61,630	—	8,354	—	69,984

Cash and cash equivalents at end of period	$30,253	$—	$6,147	$—	$36,400

Notes to unaudited consolidated financial statements of Western Gas Partners, LP

	Nine Months Ended September 30, 2009
	Western		Non-
	Gas	Guarantor	Guarantor
Statement of Cash Flows	Partners, LP	Subsidiaries	Subsidiary	Eliminations	Consolidated
			(in thousands)
Cash flows from operating activities

Net income	$52,130	$73,212	$15,797	$(56,233)	$84,906
Adjustments to reconcile net income to net cash provided by operating activities:
Equity income from consolidated subsidiaries	(53,957)	(2,276)	—	56,233	—
Depreciation, amortization and impairments	41	46,333	3,144	—	49,518
Deferred income taxes	—	(2,753)	—	—	(2,753)
Change in other items, net	(25,851)	18,943	(12,530)	12,493	(6,945)

Net cash provided by (used in) operating activities	(27,637)	133,459	6,411	12,493	124,726

Cash flows from investing activities
Net cash used in investing activities	(101,451)	(29,335)	(29,922)	—	(160,708)

Cash flows from financing activities
Net cash provided by (used in) financing activities	137,540	(104,124)	35,008	(12,493)	55,931

Net increase in cash and cash equivalents	8,452	—	11,497	—	19,949
Cash and cash equivalents at beginning of period	33,307	—	2,767	—	36,074

Cash and cash equivalents at end of period	$41,759	$—	$14,264	$—	$56,023

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
Unless the context clearly indicates otherwise, references in this report to the “Partnership,” “we,” “our,” “us” or like terms refer to Western Gas Partners, LP and its subsidiaries. “Anadarko” or “Parent” refers to Anadarko Petroleum Corporation (NYSE: APC) and its consolidated subsidiaries, excluding the Partnership. “Affiliates” refers to wholly owned and partially owned subsidiaries of Anadarko, excluding the Partnership, and also refers to Fort Union Gas Gathering, L.L.C., or “Fort Union,” and White Cliffs Pipeline, L.L.C., or “White Cliffs.” We refer to Anadarko Gathering Company LLC, or “AGC,” Pinnacle Gas Treating LLC, or “PGT,” and MIGC LLC, or “MIGC,” all of which we acquired in connection with our May 2008 initial public offering, collectively as our “initial assets.” We refer to our 100% ownership interest in the Hilight system, 50% interest in the Newcastle system and 14.81% limited liability company membership interest in Fort Union, all of which we acquired from Anadarko in December 2008, collectively as the “Powder River assets” and to the acquisition as the “Powder River acquisition.” We refer to the 51% membership interest in Chipeta Processing LLC, or “Chipeta,” and associated natural gas liquids, or “NGL,” pipeline, which we acquired from Anadarko in July 2009, collectively as the “Chipeta assets” and to the acquisition as the “Chipeta acquisition.” We refer to the Granger gathering system and Granger complex, which we acquired from Anadarko in January 2010, collectively as the “Granger assets” and to the acquisition as the “Granger acquisition.” We refer to the Wattenberg gathering system and associated assets, which we acquired from Anadarko in August 2010, collectively as the “Wattenberg assets” and to the acquisition as the “Wattenberg acquisition.” The “White Cliffs investment” refers to the interest in White Cliffs we acquired from Anadarko and a third party in September 2010. The Chipeta acquisition, Granger acquisition, Wattenberg acquisition and White Cliffs acquisition are described under the Acquisitions caption below.
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
These forward-looking statements involve risks and uncertainties. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the following risks and uncertainties:
•	our assumptions about the energy market;

•	future gathering, treating and processing volumes and pipeline throughput, including Anadarko’s production, which is gathered or processed by or transported through our assets;

•	operating results;

•	competitive conditions;

•	technology;

•	the availability of capital resources to fund acquisitions, capital expenditures and other contractual obligations, and our ability to access those resources from Anadarko or through the debt or equity capital markets;

•	the supply of and demand for, and the price of oil, natural gas, NGLs and other products or services;

•	the weather;

•	inflation;

•	the availability of goods and services;

•	general economic conditions, either internationally or nationally or in the jurisdictions in which we are doing business;

•	legislative or regulatory changes, including changes in environmental regulation, environmental risks, regulations by FERC and liability under federal and state environmental laws and regulations;

•	changes in the financial or operational condition of our sponsor, Anadarko, including as a result of the Deepwater Horizon drilling rig explosion and subsequent oil spill;

•	changes in Anadarko’s capital program, strategy or desired areas of focus;

•	our commitments to capital projects;

•	the ability to utilize our revolving credit facility;

•	our ability to maintain and/or obtain rights to operate our assets on land owned by third parties;

•	our ability to acquire assets on acceptable terms;

•	non-payment or non-performance of Anadarko or other significant customers, including under our gathering, processing and transportation agreements and our $260.0 million note receivable from Anadarko; and

•	other factors discussed below and elsewhere in Item 1A—Risk Factors and in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates included in our annual report on Form 10-K, our quarterly reports on Form 10-Q and in our other public filings and press releases.
The risk factors and other factors noted throughout or incorporated by reference in this report could cause our actual results to differ materially from those contained in any forward-looking statement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
EXECUTIVE SUMMARY
We are a growth-oriented limited partnership organized by Anadarko to own, operate, acquire and develop midstream energy assets. We currently operate in East and West Texas, the Rocky Mountains and the Mid-Continent and are engaged primarily in the business of gathering, treating, processing and transporting natural gas and NGLs for Anadarko and third-party producers and customers. As of September 30, 2010, our assets include ten gathering systems, six natural gas treating facilities, six gas processing facilities, one NGL pipeline, one interstate pipeline and noncontrolling interests in Fort Union and White Cliffs.
Significant financial and operational highlights during the first nine months of 2010 include the following:
•	In August 2010, we acquired Anadarko’s 100% ownership interest in Kerr-McGee Gathering LLC, which owns the Wattenberg gathering system, a 1,734-mile wet gas gathering system with related compression and other facilities, including the Fort Lupton processing plant.

•	In September 2010, we used $38.0 million of cash on hand to acquire a 10% interest in White Cliffs. White Cliffs owns a 526-mile crude oil pipeline which originates in Platteville, Colorado and terminates in Cushing, Oklahoma. Anadarko is a major shipper on the White Cliffs pipeline.

•	In May and June 2010, we issued an aggregate 4,558,700 common units at a price of $22.25 per unit to the public. Net proceeds from the offering of approximately $99.3 million, including the general partner’s proportionate capital contribution to maintain its 2.0% interest, and cash on hand were used to repay $100.0 million outstanding under our revolving credit facility.

•	In January 2010, we acquired the Granger assets from Anadarko, which include a 750-mile gathering system with related compressors and other facilities and the Granger complex, which consists of two cryogenic trains, two refrigeration trains and ancillary equipment.

•	Our stable operating cash flow, combined with a focus on cost reduction and capital spending discipline, enabled us to raise our distribution to $0.37 per unit for the third quarter of 2010, representing a 6% increase over the distribution for the second quarter of 2010 and our sixth consecutive quarterly increase.

•	Gross margin (total revenues less cost of product) attributable to Western Gas Partners, LP for the three months ended September 30, 2010 averaged $0.54 per Mcf, representing a 10% increase compared to the third quarter of 2009 and averaged $0.55 per Mcf for the nine months ended September 30, 2010, representing a 15% increase compared to the nine months ended September 30, 2009. The increase in gross margin per Mcf for the three months ended September 30, 2010 is primarily due to higher margins at the Hilight and Granger systems and the change in throughput mix within our portfolio. The increase in gross margin per Mcf for the nine months ended September 30, 2010 is primarily due to higher margins at the Wattenberg, Hilight, Hugoton and Granger systems and the change in throughput mix within our portfolio. The predominantly fee-based and fixed-price structure of our contracts mitigated the impact of changes in commodity prices on our gross margin.

•	Throughput attributable to Western Gas Partners, LP totaled 1,621 MMcf/d and 1,634 MMcf/d for the three and nine months ended September 30, 2010, respectively, representing a 5% and 6% decrease compared to the same periods in 2009. The throughput decrease for both the three and nine months ended September 30, 2010 are primarily due to lower volumes at the Haley, Pinnacle, Dew and Hugoton systems due to natural production declines and low drilling activity. These declines were partially offset by increased throughput at the Granger, Chipeta and Wattenberg systems, driven by favorable producer economics in these areas due to the relatively high liquid content of the gas volumes produced.
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
Granger acquisition. In January 2010, we acquired the following assets from Anadarko: (i) the Granger gathering system, a 750-mile gathering system with related compressors and other facilities, and (ii) the Granger complex, consisting of two cryogenic trains with combined capacity of 200 MMcf/d, two refrigeration trains with combined capacity of 145 MMcf/d, an NGL fractionation facility with capacity of 9,500 barrels per day, and ancillary equipment. In connection with the acquisition, we entered into a ten-year fee-based arrangement covering a majority of the Granger assets’ affiliate throughput and five-year, fixed-price commodity swap agreements with Anadarko, which cover non-fee-based volumes processed at the Granger complex. In September 2010, we sold an idle refrigeration train at the Granger system to a third party for $2.4 million.
Wattenberg acquisition. In August 2010, we acquired Anadarko’s 100% ownership interest in Kerr-McGee Gathering LLC, which owns the Wattenberg gathering system with related compression and other facilities, including the Fort Lupton processing plant located in the Denver-Julesburg Basin, north and east of Denver, Colorado. In connection with the acquisition, we entered into a ten-year fee-based arrangement covering all of the Wattenberg assets’ affiliate throughput and five-year, fixed-price commodity swap agreements with Anadarko, which fix the margin we will realize from the purchase and sale of natural gas, condensate or NGLs at the Wattenberg assets.
White Cliffs investment. In September 2010, we and Anadarko closed a series of related transactions through which we acquired a 10% interest in White Cliffs. Specifically, we acquired Anadarko’s 100% ownership interest in Anadarko Wattenberg Company, LLC, or “AWC,” for $20.0 million in cash. AWC owned a 0.4% interest in White Cliffs and held an option to increase its interest in White Cliffs. Also, in a series of concurrent transactions AWC acquired a 9.6% interest in White Cliffs from a third party for $18.0 million in cash, subject to post-closing adjustments. Our acquisition of the 0.4% interest in White Cliffs and related purchase option from Anadarko and the acquisition of an additional 9.6% interest in White Cliffs were funded with cash on hand and are referred to collectively as the “White Cliffs acquisition.”

Presentation of Partnership acquisitions. For purposes of this quarterly report on Form 10-Q, the initial assets, Powder River assets, Chipeta assets, Granger assets, Wattenberg assets and White Cliffs investment are referred to collectively as the “Partnership Assets.” Unless otherwise noted, references to “periods prior to our acquisition of the Partnership Assets” and similar phrases refer to periods prior to July 2009 with respect to the Chipeta assets, periods prior to January 2010 with respect to the Granger assets, periods prior to July 2010 with respect to the Wattenberg assets, and periods prior to September 2010 with respect to the White Cliffs investment. Unless otherwise noted, references to “periods subsequent to our acquisition of the Partnership Assets” and similar phrases refer to periods including and subsequent to July 2009 with respect to the Chipeta assets, periods including and subsequent to January 2010 with respect to the Granger assets, periods including and subsequent to July 2010 with respect to the Wattenberg assets, and periods including and subsequent to September 2010 with respect to the White Cliffs investment.
Anadarko acquired the Granger assets in connection with its August 23, 2006 acquisition of Western Gas Resources, Inc. (“Western”). Anadarko acquired the Wattenberg assets and Chipeta assets in connection with its August 10, 2006 acquisition of Kerr-McGee Corporation (“Kerr-McGee”) and subsequently completed the construction of the Chipeta assets. Anadarko made its initial investment in White Cliffs on January 27, 2007. Each acquisition of Partnership Assets, except the acquisitions of the Natural Buttes plant and the 9.6% interest in White Cliffs from third parties, was considered a transfer of net assets between entities under common control. As a result, after each acquisition of significant assets from Anadarko, we are required to revise our financial statements to include the activities of those assets as of the date of common control. Our historical financial statements for the three and nine months ended September 30, 2009, which included the results attributable to the initial assets, Powder River assets and Chipeta assets, have been recast to reflect the results attributable the Granger assets, Wattenberg assets and AWC, including the 0.4% interest in White Cliffs, for all periods presented.
MAY 2010 EQUITY OFFERING
On May 18, 2010, we closed our equity offering of 4,000,000 common units to the public at a price of $22.25 per unit. On June 2, 2010, we issued an additional 558,700 common units to the public pursuant to the exercise of the underwriters’ over-allotment option granted in connection with the equity offering. The May 18 and June 2, 2010 issuances are referred to collectively as the “May 2010 equity offering.” In connection with the May 2010 equity offering, we also issued 93,035 general partner units to Anadarko. Net proceeds from the May 2010 equity offering of approximately $99.3 million, including the general partner’s proportionate capital contribution to maintain its 2.0% interest, and cash on hand were used to repay $100.0 million of amounts outstanding under our revolving credit facility.
ITEMS AFFECTING THE COMPARABILITY OF OUR FINANCIAL RESULTS
Our historical results of operations and cash flows for the periods presented may not be comparable to future or historic results of operations or cash flows for the reasons described below:
Affiliate contracts. Effective October 1, 2009, contracts covering substantially all of the Granger assets’ affiliate throughput were converted from primarily keep-whole contracts into a ten-year fee-based arrangement and, effective July 1, 2010, contracts covering all of Wattenberg’s affiliate throughput were converted from primarily keep-whole contracts into a ten-year fee-based agreement. These contract changes will impact the comparability of our historic financial statements to our future financial statements. See Note 4—Transactions with Affiliates—Gas processing agreements in the notes to unaudited consolidated financial statements under Part I, Item 1 of this quarterly report on Form 10-Q.
Commodity price swap agreements. Our financial results for historical periods reflect commodity price changes, which, in turn, impact the financial results derived from our percent-of-proceeds and keep-whole processing contracts. Effective January 1, 2010 in connection with the Granger acquisition, and effective July 1, 2010 in connection with the Wattenberg acquisition, we entered into five-year commodity price swap agreements with Anadarko to mitigate exposure to commodity price volatility that would otherwise be present as a result of our acquisition of the Granger assets and Wattenberg assets. Effective October 1, 2010, we entered into five-year commodity price swap agreements with Anadarko to mitigate exposure to commodity price volatility related to condensate and natural gas sales and purchases at the Hugoton system. These fixed-price commodity price swap agreements impact the comparability of our historic financial statements to our future financial statements. See Note 4—Transactions with Affiliates and Note 9—Subsequent Events—Commodity price swap agreements included in the notes to unaudited consolidated financial statements included under Part I, Item 1 of this quarterly report on Form 10-Q.
Federal income taxes. We are generally not subject to federal or state income tax other than Texas margin tax on the portion of our income that is allocable to Texas. Federal and state income tax expense was recorded prior to our acquisition of the Partnership Assets, except for Chipeta. In addition, deferred federal and state income taxes are recorded on temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases with respect to the Partnership Assets prior to our acquisition of the Partnership Assets, except for Chipeta. The recognition of deferred federal and state tax assets for periods ending prior to our acquisition of the Partnership Assets, except for Chipeta, was based on management’s belief that it was more likely than not that the results of future operations would generate sufficient taxable income to realize the deferred tax assets. For periods including and subsequent to our acquisition of the Partnership Assets, we are only subject to Texas margin tax; therefore, we no longer recognize deferred federal income tax assets and liabilities with respect to the Partnership Assets for periods including and subsequent to our acquisition of the Partnership Assets. Income tax expense attributable to Texas margin tax will continue to be recognized in our consolidated financial statements. Substantially all of the income attributable to the Chipeta assets prior to our July 2009 acquisition was associated with a non-taxable entity for U.S. federal and state income tax purposes, while income earned by the Chipeta assets for periods subsequent to our acquisition was subject only to Texas margin tax. Income attributable to the Granger assets prior to and including January 2010 was subject to federal income tax, and income attributable to the Wattenberg assets prior to and including July 2010 was subject to federal and state income tax. Income earned by the Granger assets and Wattenberg assets for periods subsequent to January 2010 and July 2010, respectively, was subject only to Texas margin tax. For periods including and subsequent to our acquisition of the Partnership Assets, we are required to make payments to Anadarko pursuant to a tax sharing agreement for our share of Texas margin tax included in any combined or consolidated returns of Anadarko.

RESULTS OF OPERATIONS
OPERATING RESULTS
The following tables and discussion present a summary of our results of operations for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009(1)	2010	2009(1)
		(in thousands)
Revenues
Gathering, processing and transportation of natural gas	$59,605	$56,581	$172,010	$169,043
Natural gas, natural gas liquids and condensate sales	59,886	66,732	196,792	191,733
Equity income and other, net	2,800	2,739	7,410	8,039

Total revenues	122,291	126,052	376,212	368,815

Operating expenses (2)
Cost of product	37,443	44,955	117,923	131,300
Operation and maintenance	19,414	21,911	64,011	66,351
General and administrative	5,811	7,800	17,332	21,655
Property and other taxes	3,610	3,454	10,879	10,720
Depreciation, amortization and impairments	19,126	16,965	54,458	49,518

Total operating expenses	85,404	95,085	264,603	279,544

Operating income	36,887	30,967	111,609	89,271
Interest income (expense), net (3)	(1,423)	1,209	(87)	6,536
Other income (expense), net	63	33	(2,311)	50

Income before income taxes	35,527	32,209	109,211	95,857
Income tax expense	1,505	4,884	10,480	10,951

Net income	34,022	27,325	98,731	84,906
Net income attributable to noncontrolling interests	2,541	2,187	7,806	7,741

Net income attributable to Western Gas Partners, LP	$31,481	$25,138	$90,925	$77,165

Key Performance Metrics (4)
Gross margin	$84,848	$81,097	$258,289	$237,515
Adjusted EBITDA	$52,806	$45,825	$156,988	$131,042
Distributable Cash Flow	$45,400	$42,368	$140,138	$119,035

(1)	Financial information for 2009 has been revised to include results attributable to the Granger assets, Wattenberg assets and 0.4% interest in White Cliffs and also reflects a reclassification for the effects of commodity price swap agreements attributable to purchases. See Note 1—Description of Business and Basis of Presentation—Acquisitions and Note 4—Transactions with Affiliates—Commodity price swap agreements included in the notes to unaudited consolidated financial statements included under Part I, Item 1 of this quarterly report on Form 10-Q.

(2)	Operating expenses include amounts charged by affiliates to the Partnership for services as well as reimbursement of amounts paid by affiliates to third parties on behalf of the Partnership. See Note 4—Transactions with Affiliates in the notes to unaudited consolidated financial statements included under Part I, Item 1 of this quarterly report on Form 10-Q.

(3)	Interest income (expense), net represents interest income related to our $260.0 million note receivable from Anadarko, partially offset by interest expense paid under our term loans and credit facilities and pre-acquisition interest income (expense), net attributable to affiliate balances. See Note 4—Transactions with Affiliates included in the notes to unaudited consolidated financial statements included under Part I, Item 1 of this quarterly report on Form 10-Q.

(4)	Gross margin, Adjusted EBITDA and distributable cash flow are defined below under the caption Key Performance Metrics within this Part I, Item 2. Such caption also includes reconciliations of Adjusted EBITDA and distributable cash flow to their most directly comparable measures calculated and presented in accordance with GAAP.
For purposes of the following discussion, any increases or decreases “for the three months ended September 30, 2010” refer to the comparison of the three months ended September 30, 2010 to the three months ended September 30, 2009, any increases or decreases “for the nine months ended September 30, 2010” refer to the comparison of the nine months ended September 30, 2010 to the nine months ended September 30, 2009 and any increases or decreases “for the three and nine months ended September 30, 2010” refer to both the comparison for the three months ended September 30, 2010 and to the comparison for the nine months ended September 30, 2010.
Summary Financial Results. Net income attributable to Western Gas Partners, LP increased by approximately $6.3 million for the three months ended September 30, 2010 due to a $3.0 million increase in gathering, processing and transportation revenue, a $7.5 million decrease in cost of product expense, a $2.0 million decrease in general and administrative expenses, a $2.5 million decrease in operation and maintenance expenses and a $3.4 million decrease in income tax expense. These changes were partially offset by a $6.8 million decrease in natural gas, NGLs and condensate revenues, a $2.6 million increase in interest expense, net and a $2.2 million increase in depreciation expense.
For the nine months ended September 30, 2010 net income attributable to Western Gas Partners, LP increased by approximately $13.8 million due to a $5.1 million increase in natural gas, NGLs and condensate revenues, a $3.0 million increase in gathering, processing and transportation revenues, a $13.4 million decrease in cost of product expense, a $4.3 million decrease in general and administrative expenses, a $2.3 million decrease in operation and maintenance expenses and a $0.5 million decrease in income tax expense. These changes were partially offset by a $0.6 million decrease in equity income and other revenues, a $6.6 million increase in interest expense, net, a $2.4 million increase in other expense and a $4.9 million increase in depreciation expense.

Operating Statistics

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009(1)	Δ (2)	2010	2009(1)	Δ (2)
			(MMcf/d, except percentages)
Gathering and transportation throughput
Affiliates	802	918	(13)%	842	934	(10)%
Third parties	192	226	(15)%	201	229	(12)%

Total gathering and transportation throughput	994	1,144	(13)%	1,043	1,163	(10)%

Processing throughput (3)
Affiliates	518	439	18%	509	442	15%
Third parties	189	175	8%	159	181	(12)%

Total processing throughput	707	614	15%	668	623	7%

Equity investment throughput (4)	115	119	(3)%	117	120	(3)%

Total throughput	1,816	1,877	(3)%	1,828	1,906	(4)%

Throughput attributable to noncontrolling interest owners	195	178	10%	194	176	10%

Total throughput attributable to Western Gas Partners, LP	1,621	1,699	(5)%	1,634	1,730	(6)%

(1)	Throughput for 2009 has been revised to include volumes attributable to the Granger assets and Wattenberg assets.

(2)	Represents the percentage change for the three months ended September 30, 2010 or for the nine months ended September 30, 2010.

(3)	Includes 100% of Chipeta system volumes, excluding NGL pipeline volumes measured in barrels, and includes 50% of Newcastle system volumes.

(4)	Represents the Partnership’s 14.81% share of Fort Union’s gross volumes and excludes crude oil throughput measured in barrels attributable to White Cliffs.
Total throughput, which consists of affiliate, third-party and equity investment volumes, decreased by 61 MMcf/d for the three months ended September 30, 2010 and total throughput attributable to Western Gas Partners, LP, which excludes the noncontrolling interest owner’s proportionate share of Chipeta’s throughput, decreased by 78 MMcf/d for the three months ended September 30, 2010. For the nine months ended September 30, 2010, total throughput decreased by 78 MMcf/d and total throughput attributable to Western Gas Partners, LP decreased by 96 MMcf/d.
Affiliate gathering and transportation throughput decreased by 116 MMcf/d and by 92 MMcf/d for the three and nine months ended September 30, 2010, respectively, primarily due to throughput decreases at the Haley, Pinnacle, Dew and MIGC systems resulting from natural production declines and reduced drilling activity in those areas. These declines were partially offset by affiliate throughput increases at the Wattenberg system due to drilling activity and recompletions in the area.
Third-party gathering and transportation throughput decreased by 34 MMcf/d and by 28 MMcf/d for the three and nine months ended September 30, 2010, respectively, primarily due to throughput decreases at the Haley, Hugoton and Pinnacle systems due to natural production declines and reduced drilling activity and decreases at the MIGC system resulting from the contract expiration that reallocated capacity from third parties to affiliates.
Affiliate processing throughput increased by 79 MMcf/d and by 67 MMcf/d for the three and nine months ended September 30, 2010, respectively, primarily due to increased throughput at the Chipeta and Granger systems due to well connections. Affiliate processing throughput also increased for the nine months ended September 30, 2010 due to completion of the cryogenic unit in April 2009.
Third-party processing throughput increased by 14 MMcf/d for the three months ended September 30, 2010, primarily due to an increase at the Granger system, partially offset by a decrease at the Chipeta system. Third-party processing throughput decreased by 22 MMcf/d for the nine months ended September 30, 2010, primarily due to decreases at the Granger system due to one third-party producer redirecting volumes processed at the Granger system pursuant to month-to-month agreements to its own processing facility and a slight decrease at the Chipeta system.
Equity investment volumes decreased slightly by 4 MMcf/d and 3 MMcf/d for the three and nine months ended September 30, 2010, respectively, due to reduced drilling activity at the Fort Union system and a temporary redirection of certain throughput from MIGC to the Fort Union system.
Natural Gas Gathering, Processing and Transportation Revenues

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	Δ	2010	2009	Δ
		(in thousands, except percentages)
Gathering, processing and transportation of natural gas:
Affiliates	$48,843	$44,084	11%	$139,601	$132,426	5%
Third parties	10,762	12,497	(14)%	32,409	36,617	(11)%

Total	$59,605	$56,581	5%	$172,010	$169,043	2%

Gathering, processing and transportation of natural gas revenues from affiliates increased by $4.8 million for the three months ended September 30, 2010 primarily due to increased fee revenue at the Wattenberg and Granger systems resulting from changes in affiliate contracts effective in July 2010 and October 2009, respectively, from primarily keep-whole and percentage-of-proceeds agreements to fee-based agreements, and higher rates at the Wattenberg system. These increases were partially offset by decreased throughput at the Dew and Haley systems due to natural production declines. Gathering, processing and transportation of natural gas revenues from third parties decreased by $1.7 million for the three months ended September 30, 2010, primarily due to decreased third-party throughput at Hugoton and Haley systems due to production declines and lower drilling activity.
Gathering, processing and transportation of natural gas revenues from affiliates increased by $7.2 million for the nine months ended September 30, 2010 due to increased affiliate fee revenue at the Granger and Wattenberg systems, described above, as well as increases at the Chipeta system due to higher throughput following completion of the cryogenic unit in April 2009. These increases were partially offset by lower revenues due to lower throughput at the Pinnacle, Dew, Haley and Hugoton systems. Gathering, processing and transportation of natural gas revenues from third parties decreased by $4.2 million for the nine months ended September 30, 2010, primarily due to decreased throughput at the Haley, Hugoton and Pinnacle systems; a renegotiated lower rate on a contract at the Haley system effective in 2010; the expiration of one third-party contract at the MIGC system and lower third-party throughput at the Chipeta system. These decreases were slightly offset by contract rate escalations at the Pinnacle and Hugoton systems.

Natural Gas, Natural Gas Liquids and Condensate Sales

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	Δ	2010	2009	Δ
		(in thousands, except percentages and per-unit amounts)
Natural gas sales:
Affiliates	$19,063	$18,328	4%	$48,647	$59,448	(18)%
Third parties	—	4	(100)%	5	6	(17)%

Total	$19,063	$18,332	4%	$48,652	$59,454	(18)%

Natural gas liquids sales:
Natural gas liquids sales — affiliates	$37,869	$43,892	(14)%	$127,540	$109,359	17%
Natural gas liquids sales — third party	$184	$849	(78)%	$184	$11,839	(98)%

Total	38,053	44,741	(15)%	127,724	121,198	5%

Drip condensate sales — third parties	$2,770	$3,659	(24)%	$20,416	$11,081	84%

Total natural gas, natural gas liquids and condensate sales:
Affiliates	$56,932	$62,220	(8)%	$176,187	$168,807	4%
Third parties	2,954	4,512	(35)%	20,605	22,926	(10)%

Total	$59,886	$66,732	(10)%	$196,792	$191,733	3%

Average price per unit:
Natural gas (per Mcf)	$5.97	$4.46	34%	$5.74	$4.20	37%
Natural gas liquids (per Bbl)	$41.33	$31.96	29%	$40.56	$29.89	36%
Drip condensate (per Bbl)	$71.70	$45.65	57%	$71.47	$33.77	112%
Total natural gas, natural gas liquids and condensate sales decreased by $6.8 million for the three months ended September 30, 2010, consisting of a $6.7 million decrease in NGLs sales and a $0.9 million decrease in drip condensate sales, partially offset by a $0.7 million increase in natural gas sales. The average natural gas and NGLs prices for the three and nine months ended September 30, 2010 include the effects of commodity price swap agreements attributable to sales for the Granger, Wattenberg, Hilight and Newcastle systems. The average natural gas and NGLs prices for the three and nine months ended September 30, 2009 include the effects of commodity price swap agreements attributable to sales for only the Hilight and Newcastle systems. Natural gas and NGLs prices pursuant to the commodity price swap agreements for the Granger system in 2010 were higher than 2009 market prices, and natural gas and NGLs prices pursuant to the 2010 commodity price swap agreements for the Hilight and Newcastle systems were higher than 2009 commodity swap prices. See Note 4—Transactions with Affiliates— Commodity price swap agreements included in the notes to unaudited consolidated financial statements included under Part I, Item 1 of this quarterly report on Form 10-Q.
For the three months ended September 30, 2010, the decrease in NGLs sales is primarily attributable to a 481,000 Bbl decrease in the volume of NGLs sold primarily due to the changes in affiliate contract terms at the Granger and Wattenberg systems effective in October 2009 and July 2010, respectively, allowing the producer to take its liquids in kind, and a temporary closure of the cryogenic unit at the Chipeta system for compressor unit repairs during the third quarter of 2010. The increase in natural gas sales for the three months ended September 30, 2010 was due to a 34% increase in average natural gas sales prices, partially offset by a decrease in the volume of natural gas sold, primarily due to the changes in affiliate contract terms at the Granger system described above.
Total natural gas, natural gas liquids and condensate sales increased by $5.1 million for the nine months ended September 30, 2010, consisting of a $6.5 million increase in NGLs sales and a $9.3 million increase in drip condensate sales, partially offset by a $10.8 million decrease in natural gas sales. The increase in NGLs sales was primarily due to a 36% increase in the average NGLs sales price per barrel, reflecting the fixed prices under the commodity price swap agreements described above. For the nine months ended September 30, 2010, the increase in NGLs sales attributable to improved pricing was partially offset by an approximate 922,000 Bbl decrease in the volume of NGLs sold primarily due to the affiliate contract changes at the Granger system described previously.

For the nine months ended September 30, 2010, the decrease in natural gas sales was primarily due to lower sales volumes at the Granger and Wattenberg systems due to the affiliate contract changes described previously and at the Chipeta systems due to the increase in NGL recoveries following completion of the cryogenic unit. Such volume decreases were partially offset by a 37% increase in average natural gas sales prices.
The increase in drip condensate sales for the three and nine months ended September 30, 2010 was primarily due to higher average sales prices at the Hugoton system.
Equity Income and Other Revenues

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	Δ	2010	2009	Δ
	(in thousands, except percentages)
Equity income — affiliates	$1,911	$1,814	5%	$4,599	$5,349	(14)%

Other revenues, net:
Affiliates	23	460	(95)%	377	1,296	(71)%
Third parties	866	465	86%	2,434	1,394	75%

Total equity income and other revenues, net	$2,800	$2,739	2%	$7,410	$8,039	(8)%

Equity income increased slightly for the three months ended September 30, 2010 as an increase in equity income attributable to White Cliffs, resulting from the increase in ownership interest from 0.4% to 10.0% in September 2010, was substantially offset by a decrease in equity income attributable to Fort Union, primarily due to lower volumes. Equity income decreased by $0.8 million for the nine months ended September 30, 2010. Equity income attributable to Fort Union decreased by $1.2 million due to lower volumes and losses on interest rate swaps during 2010 compared to gains on interest rate swaps during 2009. This decrease was partially offset by a $0.4 million increase in equity income attributable to White Cliffs due to the commencement of pipeline operations in June 2009 and the increase in ownership interest in September 2010.
Other revenues from affiliates decreased by $0.4 million and $0.9 million for the three and nine months ended September 30, 2010, respectively, primarily due to changes in gas imbalance positions at the Granger system. Other revenues from third parties increased by $0.4 million and $1.0 million for the three and nine months ended September 30, 2010, respectively, primarily due to reimbursements from a third-party customer at the Pinnacle system for both installation costs and a shared equipment arrangement that ended in the third quarter of 2009.
Cost of Product and Operation and Maintenance Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	Δ	2010	2009	Δ
		(in thousands, except percentages)
Cost of product	$37,443	$44,955	(17)%	$117,923	$131,300	(10)%
Operation and maintenance	19,414	21,911	(11)%	64,011	66,351	(4)%

Total cost of product and operation and maintenance expenses	$56,857	$66,866	(15)%	$181,934	$197,651	(8)%

Cost of product expense decreased by $7.5 million for the three months ended September 30, 2010, which includes a $3.1 million decrease in gathering fees paid by the Granger system for volumes gathered at adjacent gathering systems owned by Anadarko and a third party, then processed at Granger. Effective in October 2009, fees previously paid by Granger are paid directly by the producer to the other gathering system owners. In addition, cost of product expense decreased $3.6 million primarily due to lower residue volumes resulting from the changes in affiliate contract terms at the Granger and Wattenberg systems effective in October 2009 and July 2010, respectively, allowing the producer to take its liquids in kind. Cost of product expense also decreased $0.6 million due to a decrease in the actual cost of fuel compared to the contractual cost of fuel, and $0.3 million due to changes in gas imbalance positions. Cost of product expense includes the effects of commodity price swap agreements attributable to purchases for the three and nine months ended September 30, 2010 and 2009. See Note 4—Transactions with Affiliates— Commodity price swap agreements included in the notes to unaudited consolidated financial statements included under Part I, Item 1 of this quarterly report on Form 10-Q.
Cost of product expense decreased by $13.4 million for the nine months ended September 30, 2010, consisting primarily of a $9.6 million decrease in gathering fees paid by the Granger system as described above, a $4.6 million decrease due to lower residue volumes due to contract changes described above and a $0.9 million decrease due to a lower actual cost of fuel than contractual cost of fuel at certain systems. These decreases were slightly offset by a $1.0 million increase due to changes in gas imbalance positions and a $0.8 million increase from the higher cost of natural gas to compensate shippers on a thermally equivalent basis for drip condensate retained by us and sold to third parties. The $4.6 million decrease in cost of product from lower residue volumes includes a decrease in losses from commodity price swap agreements attributable to purchases for the nine months ended September 30, 2010.
Operation and maintenance expense decreased by $2.5 million for the three months ended September 30, 2010, primarily due to lower compressor lease expenses resulting from the purchase of previously leased compressors used at the Granger and Wattenberg systems during 2010.
Operation and maintenance expense decreased by $2.3 million for the nine months ended September 30, 2010, primarily due to lower compressor lease expenses resulting from the purchase of previously leased compressors used at the Granger and Wattenberg systems during 2010, a decrease in electricity expense at the Chipeta system, and a decrease in chemical expenses. The decreases in compressor lease expense for the three and nine months ended September 30, 2010 were offset by increases in depreciation expense discussed below under General and Administrative, Depreciation and Other Expenses.
General and Administrative, Depreciation and Other Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	Δ	2010	2009	Δ
		(in thousands, except percentages)
General and administrative	$5,811	$7,800	(26)%	$17,332	21,655	(20)%
Property and other taxes	3,610	3,454	5%	10,879	10,720	1%
Depreciation, amortization and impairments	19,126	16,965	13%	54,458	49,518	10%

Total general and administrative,
depreciation and other expenses	$28,547	$28,219	1%	$82,669	$81,893	1%

General and administrative expenses decreased by $2.0 million for the three months ended September 30, 2010, due to the management fee allocated to the Granger assets and Wattenberg assets during the three months ended September 30, 2009, then discontinued effective January 2010 and July 2010, respectively, upon contribution of the assets to us, partially offset by an increase in corporate and management personnel costs allocated to us pursuant to the omnibus agreement. Depreciation, amortization and impairments increased by approximately $2.2 million for the three months ended September 30, 2010 primarily attributable to capital projects completed at the Chipeta, Hilight and Hugoton systems as well as previously leased compressors used at the Granger and Wattenberg systems purchased and contributed to the Partnership during 2010.
General and administrative expenses decreased by $4.3 million for the nine months ended September 30, 2010, due to the discontinuation of the management fee at the Granger assets and Wattenberg assets described previously, which was partially offset by an increase in corporate and management personnel costs allocated to us pursuant to the omnibus agreement. Depreciation, amortization and impairments increased by approximately $4.9 million for the nine months ended September 30, 2010 primarily attributable to capital projects completed at the Chipeta, Granger, Hilight and Hugoton systems as well as the purchase of previously leased compressors described above.

Interest Income (Expense), Net

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	Δ	2010	2009	Δ
	(in thousands, except percentages)
Interest income on note receivable from Anadarko	$4,225	$4,225	—	$12,675	$12,675	—
Interest income, net on affiliate balances	—	111	nm (1)	13	559	(98)%

Interest income, net — affiliates	4,225	4,336	(3)%	12,688	13,234	(4)%

Interest expense on notes payable to Anadarko	(1,750)	(3,091)	(43)%	(5,250)	(6,591)	(20)%
Interest expense on borrowings under revolving credit facility — third parties	(3,012)	—	nm	(5,119)	—	nm
Revolving credit facility fees and amortization — third parties	(861)	—	nm	(2,310)	—	nm
Credit facility commitment fees — affiliates	(25)	(36)	(31)%	(96)	(107)	(10)%

Interest expense	(5,648)	(3,127)	81%	(12,775)	(6,698)	91%

Interest income (expense), net	$(1,423)	$1,209	(218)%	$(87)	$6,536	(101)%

(1)	Percent change is not meaningful
Interest expense, net increased by $2.6 million and by $6.6 million for the three and nine months ended September 30, 2010, to net interest expense during 2010 from net interest income during 2009. The increases are due to interest expense incurred on the amounts outstanding during 2010 under the Wattenberg term loan, our revolving credit facility and related commitment fees. See Note 7—Debt included in the notes to unaudited consolidated financial statements included under Part I, Item 1 of this quarterly report on Form 10-Q.
Other Income (Expense), Net

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	Δ	2010	2009	Δ
		(in thousands, except percentages)
Other income (expense), net	$63	$33	nm(1)	$(2,311)	$50	nm(1)

(1)	Percent change is not meaningful
Other income (expense), net for the nine months ended September 30, 2010 primarily consists of expense incurred in contemplation of refinancing existing borrowings under our revolving credit agreement with long-term fixed-rate notes. In April 2010 we entered into financial agreements to fix the underlying ten-year interest rates with respect to the potential note issuances. Upon reaching our decision not to issue the notes in May 2010, we terminated the agreements at a cost of $2.4 million.

Income Tax Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	Δ	2010	2009	Δ
		(in thousands, except percentages)
Income before income taxes	$35,527	$32,209	10%	$109,211	$95,857	14%
Income tax expense	1,505	4,884	(69)%	10,480	10,951	(4)%
Effective tax rate	4%	15%		10%	11%
The Partnership is not a taxable entity for U.S. federal income tax purposes. For the three months ended September 30, 2010, other than income earned by the Wattenberg assets, only the portion of Partnership income allocable to Texas was subject to Texas margin tax. For the nine months ended September 30, 2010, other than income earned by the Granger assets and Wattenberg assets, only the portion of Partnership income allocable to Texas was subject to Texas margin tax. For the three and nine months ended September 30, 2009, Partnership income allocable to Texas, other than income earned by the Chipeta assets, Granger assets and Wattenberg assets, was subject only to Texas margin tax. Income attributable to the Granger assets prior to and including January 2010 was subject to federal income tax, and income attributable to the Wattenberg assets prior to and including July 2010 was subject to federal and state income tax. Income earned by the Granger assets and Wattenberg assets for periods subsequent to January 2010 and July 2010, respectively, was subject only to Texas margin tax. Substantially all of the income attributable to the Chipeta assets prior to the Partnership’s July 2009 acquisition was associated with a non-taxable entity for U.S. federal and state income tax purposes while income earned by the Chipeta assets for periods subsequent to the Partnership’s acquisition was subject only to Texas margin tax.
Income tax expense decreased for the three and nine months ended September 30, 2010 primarily as the income from the Granger assets and Wattenberg assets was not subject to federal or state income tax following their acquisition by the Partnership except for the portion of such income that is allocable to Texas and subject to Texas margin tax. The decrease also includes a $0.6 million income tax benefit recorded during the nine months ended September 30, 2009 to account for the decrease in income allocable to Texas relative to total income for the initial assets and the Powder River assets. For 2010 and 2009, the Partnership’s variance from the federal statutory rate is primarily attributable to the Partnership’s status as a non-taxable entity for U.S. federal income tax purposes.
Noncontrolling Interests

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	Δ	2010	2009	Δ
		(in thousands, except percentages)
Net income attributable to noncontrolling interests	$2,541	$2,187	16%	$7,806	$7,741	1%
Net income attributable to noncontrolling interests increased by $0.4 million for the three months three months ended September 30, 2010 and remained relatively flat for the nine months ended September 30, 2010. Noncontrolling interests represent the aggregate 49% interest in Chipeta held by Anadarko and a third party.

Key Performance Metrics

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	Δ	2010	2009	Δ
		(in thousands, except percentages and gross margin per MCF)
Gross margin	$84,848	$81,097	5%	$258,289	$237,515	9%
Gross margin per Mcf (1)	0.51	0.47	8%	0.52	0.46	13%
Gross margin per Mcf attributable to Western Gas Partners, LP(2)	0.54	0.49	10%	0.55	0.48	15%
Adjusted EBITDA(3)	52,806	45,825	15%	156,988	131,042	20%
Distributable Cash Flow(3)	$45,400	$42,368	7%	$140,138	$119,035	18%

(1)	Calculated as gross margin (total revenues less cost of product) divided by total throughput, including 100% of gross margin and volumes attributable to Chipeta and the Partnership’s 14.81% interest in income and volumes attributable to Fort Union. Calculating gross margin per Mcf separately for affiliates and third parties is not meaningful since a significant portion of throughput is delivered from third parties while the related residue gas and NGLs are sold to an affiliate.

(2)	Calculated as gross margin, excluding the noncontrolling interest owners’ proportionate share of revenues and cost of product, divided by total throughput attributable to Western Gas Partners, LP. Calculation includes income attributable to the Partnership’s investments in Fort Union and White Cliffs and volumes attributable to the Partnership’s investment in Fort Union.

(3)	For a reconciliation of Adjusted EBITDA and distributable cash flow to their most directly comparable financial measures calculated and presented in accordance with GAAP, please read the descriptions below under the captions Adjusted EBITDA and Distributable cash flow.
Gross margin increased by $3.8 million for the three months ended September 30, 2010, primarily due to higher prices at the Granger, Chipeta and Hilight systems, offset by lower throughput at the Haley, Dew, MIGC and Pinnacle systems. The impact of the increase in market prices on our gross margin was minimized by our fixed-price contract structure. Gross margin per Mcf increased by 8% and gross margin per Mcf attributable to Western Gas Partners, LP increased by 10% for the three months ended September 30, 2010, primarily due to higher margins at the Hilight and Granger systems and the change in throughput mix within our portfolio.
Gross margin increased by $20.8 million for the nine months ended September 30, 2010, primarily due to higher margins at the Wattenberg and Granger systems due to an increase in prices, including the impact of commodity price swap agreements. These increases were offset by the impact of lower throughput at the Dew, Pinnacle, Haley and MIGC systems. Gross margin per Mcf increased by 13% and gross margin per Mcf attributable to Western Gas Partners, LP increased by 15% for the nine months ended September 30, 2010, primarily due to higher margins at the Wattenberg, Hilight, Hugoton and Granger systems and the change in throughput mix within our portfolio.
Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) attributable to Western Gas Partners, LP, plus distributions from equity investees, non-cash equity-based compensation expense, general and administrative expense in excess of the omnibus cap (if any), interest expense, income tax expense, depreciation, amortization and impairments, and other expense, less income from equity investments, interest income, income tax benefit and other income.
We believe that the presentation of Adjusted EBITDA provides information useful to investors in assessing our financial condition and results of operations and that Adjusted EBITDA is a widely accepted financial indicator of a company’s ability to incur and service debt, fund capital expenditures and make distributions. Adjusted EBITDA is a supplemental financial measure, which management and external users of our consolidated financial statements, such as industry analysts, investors, commercial banks and rating agencies, use to assess the following, among other measures:
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

Adjusted EBITDA increased by $7.0 million for the three months ended September 30, 2010, primarily due to a $7.5 million decrease in cost of product, a $2.5 million decrease in operation and maintenance expenses and a $1.6 million decrease in general and administrative expenses, excluding non-cash equity-based compensation; partially offset by a $3.9 million decrease in total revenues, excluding equity income.
Adjusted EBITDA increased by $25.9 million for the nine months ended September 30, 2010, primarily due to an $8.1 million increase in total revenues excluding equity income, a $13.4 million decrease in cost of product, a $3.4 million decrease in general and administrative expenses, excluding non-cash equity-based compensation and a $2.3 million decrease in operation and maintenance expenses.
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
Distributable cash flow increased by $3.0 million for the three months ended September 30, 2010, primarily due to the $7.0 million increase in Adjusted EBITDA, partially offset by a $1.4 million increase in maintenance capital expenditures, and a $2.5 million increase in interest expense attributable to our borrowings related to the Granger acquisition and Wattenberg acquisition as well as revolving credit facility commitment fees.
Distributable cash flow increased by $21.1 million for the nine months ended September 30, 2010, primarily due to the $25.9 million increase in Adjusted EBITDA and a $1.2 million decrease in maintenance capital expenditures, partially offset by a $6.1 million increase in interest expense on borrowings as well as revolving credit facility commitment fees.
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

The following tables present a reconciliation of (a) the non-GAAP financial measure of Adjusted EBITDA to the GAAP financial measures of net income attributable to Western Gas Partners, LP and net cash provided by operating activities, and (b) a reconciliation of the non-GAAP financial measure of distributable cash flow to the GAAP financial measure of net income attributable to Western Gas Partners, LP:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009(1)	2010	2009(1)
		(in thousands)
Reconciliation of Adjusted EBITDA to Net income attributable to Western Gas Partners, LP
Adjusted EBITDA attributable to Western Gas Partners, LP	$52,806	$45,825	$156,988	$131,042
Less:
Distributions from equity investees	1,381	1,575	3,619	4,145
Non-cash equity-based compensation expense	570	948	1,817	2,736
Interest expense, net	5,648	3,127	12,775	6,698
Income tax expense	1,505	4,884	10,480	10,951
Depreciation, amortization and impairments (2)	18,419	16,334	52,346	47,977
Other expense, net (2)	—	—	2,313	—
Add:
Equity income	1,911	1,814	4,599	5,349
Interest income, net — affiliate	4,225	4,336	12,688	13,234
Other income, net (2)	62	31	—	47

Net income attributable to Western Gas Partners, LP	$31,481	$25,138	$90,925	$77,165

Reconciliation of Adjusted EBITDA to net cash provided by operating activities
Adjusted EBITDA attributable to Western Gas Partners, LP	$52,806	$45,825	$156,988	$131,042
Adjusted EBITDA attributable to noncontrolling interests	3,247	2,816	9,916	9,279
Interest income, net	(1,423)	1,209	(87)	6,536
Non-cash equity-based compensation expense	(570)	(948)	(1,817)	(2,736)
Current income tax expense	(538)	(5,807)	(12,146)	(13,704)
Other income (expense), net	63	33	(2,311)	50
Distributions from equity investees less than equity income	530	239	980	1,204
Changes in operating working capital:
Accounts receivable and natural gas imbalance receivable	5,292	2,311	(1,025)	6,916
Accounts payable, accrued liabilities and natural gas imbalance payable	3,503	3,577	11,609	(11,368)
Other	(3,820)	(1,549)	(3,291)	(2,493)

Net cash provided by operating activities	$59,090	$47,706	$158,816	$124,726

(1)	Financial information for 2009 has been revised to include the financial position and results attributable to the Granger assets, Wattenberg assets and 0.4% interest in White Cliffs. See Note 1—Description of Business and Basis of Presentation—Acquisitions included in the notes to unaudited consolidated financial statements included under Part I, Item 1 of this quarterly report on Form 10-Q.

(2)	Includes the Partnership’s 51% share of depreciation, amortization and impairments expense, other expense, net and other income, net attributable to Chipeta.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009(1)	2010	2009(1)
		(in thousands)
Reconciliation of Distributable cash flow to Net income attributable to Western Gas Partners, LP
Distributable cash flow	$45,400	$42,368	$140,138	$119,035
Less:
Distributions from equity investees	1,381	1,575	3,619	4,145
Non-cash share-based compensation expense	570	948	1,817	2,736
Income tax expense	1,505	4,884	10,480	10,951
Depreciation, amortization and impairments (2)	18,419	16,334	52,346	47,977
Other expense, net (2)	—	—	2,313	—
Add:
Equity income	1,911	1,814	4,599	5,349
Cash paid for maintenance capital expenditures (2)	5,983	4,555	16,750	17,984
Interest income, net (non-cash settled)	—	111	13	559
Other income, net (2)	62	31	—	47

Net income attributable to Western Gas Partners, LP	$31,481	$25,138	$90,925	$77,165

(1)	Financial information for 2009 has been revised to include results attributable to the Granger assets, Wattenberg assets and 0.4% interest in White Cliffs. See Note 1—Description of Business and Basis of Presentation—Acquisitions included in the notes to unaudited consolidated financial statements included under Part I, Item 1 of this quarterly report on Form 10-Q.

(2)	Includes the Partnership’s 51% share of depreciation, amortization and impairments expense, other income, net, income tax expense and cash paid for maintenance capital expenditures attributable to Chipeta.
LIQUIDITY AND CAPITAL RESOURCES
Our primary cash requirements, in addition to normal operating expenses, are for acquisitions and other capital expenditures, debt service, quarterly distributions to our limited partners and general partner and distributions to our noncontrolling interest owners. Our ability to generate cash flow is subject to a number of factors, some of which are beyond our control. Please read Item 1A—Risk Factors of our annual report on Form 10-K for the year ended December 31, 2009 and in this quarterly report on Form 10-Q. Our sources of liquidity as of September 30, 2010 include the following:
•	cash generated from operations, including interest income on our $260.0 million note receivable from Anadarko;

•	available borrowing capacity under our revolving credit facility; and

•	issuances of additional common and general partner units.
We believe that cash generated from the sources above will be sufficient to satisfy our short-term working capital requirements and long-term maintenance capital expenditure requirements. The amount of future distributions to unitholders will depend on earnings, financial conditions, capital requirements and other factors, and will be determined by the board of directors of our general partner on a quarterly basis.
In January 2010, we borrowed $210.0 million under our revolving credit facility in connection with the Granger acquisition. During the three months ended June 30, 2010, we used the net proceeds from the May 2010 equity offering and cash on hand to repay $100.0 million of the amount outstanding under our revolving credit facility. In August 2010, we borrowed $200.0 million under our revolving credit facility to partially fund the Wattenberg acquisition. See Note 7—Debt included in the notes to unaudited consolidated financial statements under Part I, Item 1 of this quarterly report on Form 10-Q. Management continuously monitors the Partnership’s leverage position and coordinates its capital expenditure program, quarterly distributions and acquisition strategy with its expected cash flows and projected debt-repayment schedule. We will continue to evaluate funding alternatives, including additional borrowings and the issuance of debt or equity securities, to secure funds as needed or refinance outstanding debt balances with longer-term notes. To facilitate a potential debt or equity securities issuance, we have the ability to sell securities under our shelf registration statement, which became effective with the SEC in August 2009.
Working capital. As of September 30, 2010 we had $2.0 million of working capital, which we define as the amount by which current assets exceed current liabilities. Working capital is an indication of our liquidity and potential need for short-term funding. Our working capital requirements are driven by changes in accounts receivable and accounts payable and factors such as credit extended to, and the timing of collections from, our customers and the level and timing of our spending for maintenance and expansion activity. Our working capital balance is low as of September 30, 2010 compared to historic periods primarily due to using $38.0 million of cash on hand to fund the White Cliffs acquisition.
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
Total capital incurred for the nine months ended September 30, 2010 and 2009 was $64.0 million and $47.1 million, respectively. Capital incurred is presented on an accrual basis. Capital expenditures in the consolidated statements of cash flows reflect capital expenditures on a cash basis, when payments are made. Capital expenditures for the nine months ended September 30, 2010 and 2009, excluding amounts paid for the Granger acquisition, Wattenberg acquisition and White Cliffs acquisition, were $63.0 million and $59.0 million, respectively. Capital expenditures for the nine months ended September 30, 2010 include $40.6 million attributable to the Wattenberg assets prior to the Wattenberg acquisitions. Capital expenditures for the nine months ended September 30, 2009 include $23.7 million attributable to the Chipeta assets prior to the Chipeta acquisition and include the noncontrolling interest owners’ share of Chipeta’s capital expenditures funded by contributions from the noncontrolling interest owners. Capital expenditures for the nine months ended September 30, 2009 also include $10.3 million attributable to the Granger assets and Wattenberg assets. Excluding the amounts paid for the acquisitions, expansion capital expenditures represented approximately 73% and 69% of total capital expenditures for the nine months ended September 30, 2010 and 2009, respectively.
We estimate our total capital expenditures, excluding the purchase price for acquisitions and pre-acquisition capital expenditures for the Wattenberg assets, to be $40.0 million to $45.0 million and our maintenance capital expenditures to be approximately 45% to 50% of total capital expenditures for the twelve months ending December 31, 2010. Our future expansion capital expenditures may vary significantly from period to period based on the investment opportunities available to us, which are dependent, in part, on the drilling activities of Anadarko and third-party producers. We expect to fund future capital expenditures from cash flows generated from our operations, interest income from our note receivable from Anadarko, borrowings under our revolving credit facility, the issuance of additional partnership units or debt offerings.

Historical cash flow. The following table and discussion presents a summary of our net cash flows from operating activities, investing activities and financing activities for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands)
Net cash provided by (used in):
Operating activities	$59,090	$47,706	$158,816	$124,726
Investing activities	(518,704)	(117,061)	(810,883)	(160,708)
Financing activities	431,612	83,213	618,483	55,931

Net increase (decrease) in cash and cash equivalents	$(28,002)	$13,858	$(33,584)	$19,949
Operating Activities. Net cash provided by operating activities increased by $11.4 million for the three months ended September 30, 2010, primarily due to the following items:
•	a $7.5 million decrease in cost of product expense;

•	a $3.4 million decrease in income tax expense;

•	a $3.0 million increase due to changes in accounts receivable balances;

•	a $2.5 million decrease in operating and maintenance expenses; and

•	a $1.6 million decrease in general and administrative expenses, excluding non-cash equity-based compensation.
The impact of the above items was partially offset by:
•	a $3.9 million decrease in revenues, excluding equity income;

•	a $2.5 million increase in interest expense settled in cash attributable to interest and fees on increased borrowings to partially fund the Granger acquisition and Wattenberg acquisition; and

•	a $2.3 million decrease due to changes in accounts payable balances and other items.
Net cash provided by operating activities increased by $34.1 million for the nine months ended September 30, 2010, primarily due to the following items:
•	a $22.2 million increase due to changes in accounts payable balances and other items;

•	an $8.1 million increase in revenues, excluding equity income;

•	a $13.4 million decrease in cost of product expense;

•	a $3.4 million decrease in general and administrative expenses, excluding non-cash equity-based compensation; and

•	a $2.3 million decrease in operating and maintenance expenses.
The impact of the above items was partially offset by:
•	a $7.9 million decrease due to changes in accounts receivable balances;

•	a $6.1 million increase in interest expense settled in cash attributable to interest and fees on increased borrowings to partially fund the Granger acquisition and Wattenberg acquisition; and

•	a $2.4 million increase in other expense primarily due to the loss on the financial agreements.

Investing Activities. Net cash used in investing activities increased by $401.6 million for the three months ended September 30, 2010, attributable to the $473.1 million paid for the Wattenberg acquisition and $38.0 million paid for the White Cliffs acquisition during the three months ended September 30, 2010. Offsetting these amounts were the $101.5 million paid for the Chipeta acquisition in July 2009, $5.2 million of proceeds from the sale of idle compressors to Anadarko and the sale of an idle refrigeration unit at the Granger system to a third party during 2010 and a decrease in capital expenditures. Capital expenditures for the three months ended September 30, 2009 include costs attributable to the Chipeta assets prior to the Chipeta acquisition, including the noncontrolling interest owners’ share of Chipeta’s capital expenditures, and costs attributable to the Granger assets and Wattenberg assets.
Net cash used in investing activities increased by $650.2 million for the nine months ended September 30, 2010, primarily reflecting the $473.1 million, $241.7 million and $38.0 million of cash paid in connection with the Wattenberg acquisition, Granger acquisition and White Cliffs acquisition, respectively, during 2010. Offsetting these amounts were the $101.5 million paid for the Chipeta acquisition in July 2009 and $5.2 million of proceeds from the sale of idle compressors and an idle refrigeration unit during 2010. Capital expenditures for the nine months ended September 30, 2010 increased by $4.0 million. Capital expenditures for the nine months ended September 30, 2010 include costs attributable to the Wattenberg assets prior to the Wattenberg acquisition. Capital expenditures for the nine months ended September 30, 2009 include costs attributable to the Chipeta assets prior to the Chipeta acquisition, including the noncontrolling interest owners’ share of Chipeta’s capital expenditures, and costs attributable to the Granger assets and Wattenberg assets. Excluding cash paid for acquisitions, expansion capital expenditures increased by $5.1 million, primarily due to the purchase of previously leased compressors at the Granger and Wattenberg systems during 2010, offset by the completion of the cryogenic unit at the Chipeta plant in and a compression overhaul at the Hugoton system during 2009. In addition, maintenance capital expenditures decreased by $1.1 million, primarily as a result of fewer well connections.
Financing Activities. Net cash provided by financing activities increased by $348.4 million for the three months ended September 30, 2010, reflecting the $450.0 million of borrowings to partially fund the Wattenberg acquisition. For the three months ended September 30, 2010 and 2009, we paid $24.4 million and $17.7 million, respectively, of cash distributions to our unitholders. Contributions from noncontrolling interest owners and Parent to Chipeta totaled $31.2 million during the three months ended September 30, 2009, primarily representing contributions for expansion of the cryogenic unit. Distributions from Chipeta to noncontrolling interest owners totaled $3.9 million and $2.9 million for the three months ended September 30, 2010 and 2009, respectively, representing the distribution for the second quarter of each year.
Net cash provided by financing activities increased by $562.6 million for the nine months ended September 30, 2010, reflecting the $450.0 million of borrowings to partially fund the Wattenberg acquisition, the $210.0 million in borrowings under our credit facility in connection with the Granger acquisition and $99.3 million of net proceeds from the May 2010 equity offering, offset by the $100.0 million repayment of our revolving credit facility using such proceeds and the $101.5 million note issued to Anadarko during 2009 in connection with the Chipeta acquisition. For the nine months ended September 30, 2010 and 2009, we paid $67.8 million and $51.8 million, respectively, of cash distributions to our unitholders. Contributions from noncontrolling interest owners and Parent to Chipeta totaled $2.1 million and $40.7 million during the nine months ended September 30, 2010 and 2009, respectively, primarily representing contributions for expansion of the cryogenic unit. Distributions from Chipeta to noncontrolling interest owners totaled $10.3 million for the nine months ended September 30, 2010, representing the distribution for the fourth quarter of 2009 through the second quarter of 2010 while distributions from Chipeta to noncontrolling interest owners totaled $5.7 million for the nine months ended September 30, 2009, representing the distributions for the first and second quarters of 2009. Net contributions from Parent were $25.3 million for the nine months ended September 30, 2010, representing the net settlement of January 2010 income taxes and certain other transactions attributable to the Granger assets and the net settlement of intercompany transactions attributable to the Wattenberg assets. Net distributions to Parent for the nine months ended September 30, 2009 were $28.8 million, representing the net settlement of intercompany balances attributable to the Wattenberg assets, Granger assets and NGL pipeline connected to the Chipeta plant.
Distributions to unitholders. Our partnership agreement requires that the Partnership distribute all of its available cash (as defined in the partnership agreement) to unitholders of record on the applicable record date. During the nine months ended September 30, 2010, we paid cash distributions to our unitholders of $67.8 million, representing the $0.35 per-unit distribution for the quarter ended June 30, 2010, the $0.34 per-unit distribution for the quarter ended March 31, 2010 and the $0.33 per-unit distribution for the quarter ended December 31, 2009. During the nine months ended September 30, 2009, we paid cash distributions to our unitholders of $51.8 million, representing the $0.31 per-unit distribution for the quarter ended June 30, 2009 and the $0.30 per-unit distributions for the quarters ended March 31, 2009 and December 31, 2008. On October 19, 2010, the board of directors of the Partnership’s general partner declared a cash distribution to the Partnership’s unitholders of $0.37 per unit, or $26.4 million in aggregate, including incentive distributions. The cash distribution is payable on November 12, 2010 to unitholders of record at the close of business on October 29, 2010.

Wattenberg term loan. In connection with the Wattenberg acquisition, in August 2010, we borrowed $250.0 million under a three-year term loan from a group of banks (“Wattenberg term loan”). The Wattenberg term loan bears interest at London Interbank Offered Rate, or “LIBOR,” plus a margin, ranging from 2.50% to 3.50% depending on our consolidated leverage ratio, as defined in the Wattenberg term loan agreement. The Wattenberg term loan contains various customary covenants which are substantially similar to those in our revolving credit facility.
Note payable to Anadarko. In December 2008, we entered into a five-year $175.0 million term loan agreement with Anadarko in order to finance the cash portion of the consideration paid for the Powder River acquisition. The interest rate is fixed at 4.00% through December 2010, and is a floating rate equal to three-month LIBOR plus 150 basis points thereafter. The Partnership has the option to repay the outstanding principal amount in whole or in part commencing in December 2010.
The provisions of the five-year term loan agreement contain customary events of default, including (i) nonpayment of principal when due or nonpayment of interest or other amounts within three business days of when due, (ii) certain events of bankruptcy or insolvency with respect to the Partnership and (iii) a change of control.
Revolving credit facility. On October 29, 2009, we entered into a three-year senior unsecured revolving credit facility. In January 2010, we borrowed $210.0 million under the revolving credit facility to partially fund the Granger acquisition. In May and June 2010, we repaid $100.0 million outstanding under the revolving credit facility using the proceeds from our May 2010 equity offering. In connection with the Wattenberg acquisition in August 2010, we exercised the accordion feature of our revolving credit facility, expanding the borrowing capacity from $350.0 million to $450.0 million, and borrowed $200.0 million under the facility. As of September 30, 2010, $320.0 million was outstanding under the revolving credit facility and $130.0 million was available for borrowing. The revolving credit facility matures in October 2012 and bears interest at LIBOR plus applicable margins ranging from 2.375% to 3.250%. We are also required to pay a quarterly facility fee ranging from 0.375% to 0.750% of the commitment amount (whether used or unused), based upon our consolidated leverage ratio as defined in the revolving credit facility.
The revolving credit facility contains covenants that limit, among other things, our, and certain of our subsidiaries’, ability to incur additional indebtedness, grant certain liens, merge, consolidate or allow any material change in the character of our business, sell all or substantially all of our assets, make certain transfers, enter into certain affiliate transactions, make distributions or other payments other than distributions of available cash under certain conditions and use proceeds other than for partnership purposes. The revolving credit facility also contains various customary covenants, customary events of default and certain financial tests, as of the end of each quarter, including a maximum consolidated leverage ratio, as defined in the revolving credit facility, of 4.5 to 1.0, and a minimum consolidated interest coverage ratio, as defined in the revolving credit facility, of 3.0 to 1.0. If we obtain two of the following three ratings: BBB- or better by Standard and Poor’s, Baa3 or better by Moody’s Investors Service or BBB- or better by Fitch Ratings Ltd., we will no longer be required to comply with the minimum consolidated interest coverage ratio as well as certain of the aforementioned covenants. As of September 30, 2010, we were in compliance with all covenants under the revolving credit facility.
Anadarko’s credit facility. In March 2008, Anadarko entered into a five-year $1.3 billion credit facility, or the “Anadarko Credit Agreement,” under which we could utilize up to $100.0 million to the extent that such amounts remain available to Anadarko under the credit facility. In September 2010, Anadarko entered into a new revolving credit facility, which resulted in the termination of the Anadarko Credit Agreement, eliminating our $100.0 million of available borrowing capacity thereunder.
Our working capital facility. In May 2010, we entered into a two-year, $30.0 million working capital facility with Anadarko as the lender. In connection with Anadarko’s entry into a new revolving credit facility, we terminated our working capital facility with Anadarko in September 2010.
Registered securities. As of September 30, 2010, we may issue up to approximately $1.0 billion of limited partner common units and various debt securities under our effective shelf registration statement on file with the SEC.
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

We are dependent upon a single producer, Anadarko, for the majority of our natural gas volumes and we do not maintain a credit limit with respect to Anadarko. Consequently, we are subject to the risk of non-payment or late payment by Anadarko for gathering, treating and transmission fees and for proceeds from the sale of residue gas, NGLs and condensate to Anadarko.
We expect our exposure to concentrated risk of non-payment or non-performance to continue for as long as we remain substantially dependent on Anadarko for our revenues. Additionally, we are exposed to credit risk on the note receivable from Anadarko, which was issued concurrently with the closing of our initial public offering. We are also party to agreements with Anadarko under which Anadarko is required to indemnify us for certain environmental claims, losses arising from rights-of-way claims, failures to obtain required consents or governmental permits and income taxes with respect to the assets acquired from Anadarko. Finally, we have entered into various commodity price swap agreements with Anadarko in order to reduce our exposure to commodity price risk and are subject to performance risk thereunder.
If Anadarko becomes unable to perform under the terms of our gathering, processing and transportation agreements, natural gas and NGL purchase agreements, its note payable to us, the omnibus agreement, the services and secondment agreement, contribution agreements or the commodity price swap agreements, as described in Note 4—Transactions with Affiliates included in the notes to the unaudited consolidated financial statements included under Part I, Item 1 of this quarterly report on Form 10-Q, our ability to make distributions to our unitholders may be adversely impacted.
Pipeline safety legislation. On September 28, 2010, the U.S. House of Representatives passed the Corporate Liability and Emergency Notification Act, which, if signed into law, would require immediate telephonic notice not to exceed one hour following the discovery of a release of a hazardous liquid, gas or other specified substance, increased penalties for pipeline safety violations and the establishment of a public, searchable internet database of all reportable incidents involving hazardous liquid or gas pipelines, among other matters. The Senate has not acted on this bill and may not do so in the current session of Congress. In addition, members of Congress have introduced other legislation on pipeline safety and the U.S. Department of Transportation has announced a review of its safety rules and its intention to strengthen those rules. While we cannot predict the outcome of these legislative and regulatory initiatives, legislative and regulatory changes could have a material effect on our operations and could subject us to more comprehensive and stringent safety regulation and greater penalties for violations of safety rules.
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

CONTRACTUAL OBLIGATIONS
Our contractual obligations include notes payable to Anadarko, credit facilities, a corporate office lease and warehouse lease, for which information is provided in Note 7—Debt and Note 8—Commitments and Contingencies in the notes to unaudited consolidated financial statements included under Part I, Item 1 of this quarterly report on Form 10-Q. Our contractual obligations also include asset retirement obligations which have not changed significantly since December 31, 2009 and for which information is provided under Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations under Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2009.
OFF-BALANCE SHEET ARRANGEMENTS
We do not have any off-balance sheet arrangements other than operating leases. The information pertaining to operating leases required for this item is provided under Note 8—Commitments and Contingencies in the notes to unaudited consolidated financial statements included under Part I, Item 1 of this quarterly report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Commodity price risk. Pursuant to certain of our contracts, we retain and sell drip condensate that is recovered during the gathering of natural gas. As part of this arrangement, we are required to provide a thermally equivalent volume of natural gas or the cash equivalent thereof to the shipper. Thus, our revenues for this portion of our contractual arrangement are based on the price received for the drip condensate and our costs for this portion of our contractual arrangement depend on the price of natural gas. Historically, drip condensate sells at a price representing a discount to the price of NYMEX West Texas Intermediate crude oil. Effective October 1, 2010, we entered into five-year commodity price swap agreements with Anadarko to mitigate exposure to commodity price volatility related to condensate and natural gas sales and purchases at the Hugoton system.
In addition, certain of our processing services are provided under percent-of-proceeds and keep-whole agreements in which Anadarko is typically responsible for the marketing of the natural gas and NGLs. Under percent-of-proceeds agreements, we receive a specified percentage of the net proceeds from the sale of natural gas and NGLs. Under keep-whole agreements, we keep 100% of the NGLs produced, and the processed natural gas, or value of the gas, is returned to the producer. Since some of the gas is used and removed during processing, we compensate the producer for the amount of gas used and removed in processing by supplying additional gas or by paying an agreed-upon value for the gas utilized. To mitigate our exposure to changes in commodity prices on these types of processing agreements, we entered into fixed-price commodity price swap agreements with Anadarko for the Powder River assets, which extend through December 31, 2011, with an option to extend through 2013; for the Granger assets, which extend through the end of 2014; and for the Wattenberg assets, which extend through June 30, 2015. For additional information on the commodity price swap agreements, see Note 4—Transactions with Affiliates and Note 9—Subsequent Events—Commodity price swap agreements included in the notes to unaudited consolidated financial statements included under Part I, Item 1 of this quarterly report on Form 10-Q.
We consider our exposure to commodity price risk associated with the above-described arrangements to be minimal given the existence of the commodity price swap agreements with Anadarko and the relatively small amount of our operating income that is impacted by changes in market prices. Accordingly, excluding the effect of natural gas imbalances described below, we do not expect a 10% change in natural gas or NGLs prices to have a significant direct impact on our operating income for the next twelve months.
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
Interest rate risk. Interest rates during 2009 and 2010 were low compared to historic rates. If interest rates rise, our future financing costs will increase. As of September 30, 2010, we owed $320.0 million under our revolving credit facility and $250.0 million under the Wattenberg term loan, both at variable interest rates based on LIBOR, and $175.0 million to

Anadarko under our five-year term loan, which bears interest at a fixed rate of 4.0% until December 2010 and at a floating rate thereafter. See Note 7—Debt included in the notes to unaudited consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q. For the three months ended September 30, 2010, a 10% change in LIBOR would have resulted in a nominal change in net income.
We may incur additional debt in the future, either under the revolving credit facility or other financing sources, including commercial bank borrowings or debt issuances.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer of the Partnership’s general partner performed an evaluation of the Partnership’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC and to ensure that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Partnership’s disclosure controls and procedures are effective as of September 30, 2010.
Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are not a party to any legal, regulatory or administrative proceedings other than proceedings arising in the ordinary course of our business. Management believes that there are no such proceedings for which final disposition could have a material adverse effect on our results of operations, cash flows or financial position, or for which disclosure is required by Item 103 of Regulation S-K.
Item 1A. Risk Factors
Security holders and potential investors in our securities should carefully consider the risk factors below and set forth in our annual report on Form 10-K for the year ended December 31, 2009 in addition to other information in such report and in this quarterly report on Form 10-Q. Additionally, for a full discussion of the risks associated with Anadarko’s business, see Item 1A included in Anadarko’s annual report on Form 10-K for the year ended December 31, 2009, Anadarko’s quarterly reports on Form 10-Q and in Anadarko’s other public filings, press releases and discussions with Anadarko management. We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.
Anadarko may incur material costs as a result of the Deepwater Horizon drilling rig explosion and resulting crude oil spill into the Gulf of Mexico. Because we are substantially dependent on Anadarko as our primary customer and general partner, any development that materially and adversely affects Anadarko’s financial condition and/or its market reputation could have a material and adverse impact on us. Material adverse changes at Anadarko could restrict our access to capital, make it more expensive to access the capital markets and/or limit our access to borrowings on historically favorable terms.
Anadarko is a 25% non-operating interest owner in the well associated with the April 2010 explosion of the Deepwater Horizon drilling rig and resulting crude-oil spill into the Gulf of Mexico. The Deepwater Horizon events could result in Anadarko incurring potential environmental liabilities and sanctions, losses from pending or future litigation, reduced availability or increased cost of capital to fund future exploration and development, the tightening of or lack of access to insurance coverage for offshore drilling activities and adverse governmental and environmental regulations. We are unable to estimate Anadarko’s financial exposure to these items, which may ultimately be material.

We are substantially dependent on Anadarko as our primary customer and general partner and expect to derive a substantial majority of our revenues from Anadarko in its role as our primary customer for the foreseeable future. As a result, any event, whether in our area of operations or otherwise, that adversely affects Anadarko’s production, financial condition, market reputation, liquidity, results of operations or cash flows may adversely affect our revenues and cash available for distribution. A reduction in or reallocation of Anadarko’s capital budget, for example, could reduce the volumes available to us as a midstream operator to transport or process, limit our midstream opportunities for organic growth or limit the inventory of midstream assets we may acquire from Anadarko.
Also, due to our relationship with Anadarko, our ability to access the capital markets may be adversely affected by any impairment to Anadarko’s financial condition. Any material limitations on our ability to access capital as a result of adverse changes at Anadarko could limit our ability to obtain future financing under favorable terms, or at all, or could result in increased financing costs in the future. Similarly, material adverse changes at Anadarko could negatively impact our unit price, limiting our ability to raise capital through equity issuances, or could negatively affect our ability to engage in, expand or pursue our business activities, and could also prevent us from engaging in certain transactions that might otherwise be considered beneficial to us.
Modifications to pipeline safety regulations could have a material effect on our operations and could subject us to more comprehensive and stringent safety regulation and greater penalties for violations of safety rules.
On September 28, 2010, the U.S. House of Representatives passed the Corporate Liability and Emergency Notification Act, which, if signed into law, would require immediate telephonic notice not to exceed one hour following the discovery of a release of a hazardous liquid, gas or other specified substance, increased penalties for pipeline safety violations and the establishment of a public, searchable internet database of all reportable incidents involving hazardous liquid or gas pipelines, among other matters. The Senate has not acted on this bill and may not do so in the current session of Congress. In addition, members of Congress have introduced other legislation on pipeline safety and the U.S. Department of Transportation has announced a review of its safety rules and its intention to strengthen those rules. We cannot predict the outcome of these legislative and regulatory initiatives, but legislative and regulatory changes could have a material effect on our operations and could subject us to more comprehensive and stringent safety regulation and greater penalties for violations of safety rules.
Item 6. Exhibits
Exhibits are listed below in the Exhibit Index of this quarterly report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTERN GAS PARTNERS, LP
Date: November 4, 2010	By:	/s/ Donald R. Sinclair
Donald R. Sinclair
President and Chief Executive Officer Western Gas Holdings, LLC (as general partner of Western Gas Partners, LP)

Date: November 4, 2010	By:	/s/ Benjamin M. Fink
Benjamin M. Fink
Senior Vice President and Chief Financial Officer Western Gas Holdings, LLC (as general partner of Western Gas Partners, LP)

EXHIBIT INDEX
Exhibits designated by an asterisk (*) and are filed herewith; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.
2.1	Contribution, Conveyance and Assumption Agreement by and among Western Gas Partners, LP, Western Gas Holdings, LLC, Anadarko Petroleum Corporation, WGR Holdings, LLC, Western Gas Resources, Inc., WGR Asset Holding Company LLC, Western Gas Operating, LLC and WGR Operating, LP, dated as of May 14, 2008 (incorporated by reference to Exhibit 10.2 to Western Gas Partners, LP’s Current Report on Form 8-K filed on May 14, 2008, File No. 001-34046).

2.2	Contribution Agreement, dated as of November 11, 2008, by and among Western Gas Resources, Inc., WGR Asset Holding Company LLC, WGR Holdings, LLC, Western Gas Holdings, LLC, Western Gas Partners, LP, Western Gas Operating, LLC and WGR Operating, LP. (incorporated by reference to Exhibit 10.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on November 13, 2008, File No. 001-34046).

2.3	Contribution Agreement, dated as of July 10, 2009, by and among Western Gas Resources, Inc., WGR Asset Holding Company LLC, Anadarko Uintah Midstream, LLC, WGR Holdings, LLC, Western Gas Holdings, LLC, WES GP, Inc., Western Gas Partners, LP, Western Gas Operating, LLC and WGR Operating, LP. (incorporated by reference to Exhibit 2.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on July 23, 2009, File No. 001-34046).

2.4	Contribution Agreement, dated as of January 29, 2010, by and among Western Gas Resources, Inc., WGR Asset Holding Company LLC, Mountain Gas Resources LLC, WGR Holdings, LLC, Western Gas Holdings, LLC, WES GP, Inc., Western Gas Partners, LP, Western Gas Operating, LLC and WGR Operating, LP. (incorporated by reference to Exhibit 2.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on February 3, 2010, File No. 001-34046).

2.5	Contribution Agreement, dated as of July 30, 2010, by and among Western Gas Resources, Inc., WGR Asset Holding Company LLC, WGR Holdings, LLC, Western Gas Holdings, LLC, WES GP, Inc., Western Gas Partners, LP, Western Gas Operating, LLC and WGR Operating, LP. (incorporated by reference to Exhibit 2.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on August 5, 2010, File No. 001-34046).

3.1	Certificate of Limited Partnership of Western Gas Partners, LP (incorporated by reference to Exhibit 3.1 to Western Gas Partners, LP’s Registration Statement on Form S-1 filed on October 15, 2007, File No. 333-146700).

3.2	First Amended and Restated Agreement of Limited Partnership of Western Gas Partners, LP, dated May 14, 2008 (incorporated by reference to Exhibit 3.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on May 14, 2008, File No. 001-34046).

3.3	Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of Western Gas Partners, LP, dated as of December 19, 2008 (incorporated by reference to Exhibit 3.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on December 24, 2008, File No. 001-34046).

3.4	Amendment No. 2 to First Amended and Restated Agreement of Limited Partnership of Western Gas Partners, LP, dated as of April 15, 2009 (incorporated by reference to Exhibit 3.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on April 20, 2009, File No. 001-34046).

3.5	Amendment No. 3 to First Amended and Restated Agreement of Limited Partnership of Western Gas Partners, LP dated July 22, 2009 (incorporated by reference to Exhibit 3.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on July 23, 2009, File No. 001-34046).

3.6	Amendment No. 4 to First Amended and Restated Agreement of Limited Partnership of Western Gas Partners, LP dated January 29, 2010 (incorporated by reference to Exhibit 3.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on February 3, 2010, File No. 001-34046).

3.7	Amendment No. 5 to First Amended and Restated Agreement of Limited Partnership of Western Gas Partners, LP, dated August 2, 2010 (incorporated by reference to Exhibit 3.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on August 5, 2010, File No. 001-34046).

3.8	Certificate of Formation of Western Gas Holdings, LLC (incorporated by reference to Exhibit 3.3 to Western Gas Partners, LP’s Registration Statement on Form S-1 filed on October 15, 2007, File No. 333-146700).

3.9	Amended and Restated Limited Liability Company Agreement of Western Gas Holdings, LLC, dated as of May 14, 2008 (incorporated by reference to Exhibit 3.2 to Western Gas Partners, LP’s Current Report on Form 8-K filed on May 14, 2008, File No. 001-34046).

4.1	Specimen Unit Certificate for the Common Units (incorporated by reference to Exhibit 4.1 to Western Gas Partners, LP’s Quarterly Report on Form 10-Q filed on June 13, 2008, File No. 001-34046).

10.1	Amendment No. 5 to Omnibus Agreement by and among Western Gas Partners, LP, Western Gas Holdings, LLC, and Anadarko Petroleum Corporation, dated as of August 2, 2010 (incorporated by reference to Exhibit 10.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on August 5, 2010, File No. 001-34046).

10.2	Term Loan Agreement dated August 2, 2010, by and among the Partnership, as borrower, Wells Fargo Bank, National Association, as administrative agent, DnB NOR Bank ASA, as syndication agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to Western Gas Partners, LP’s Current Report on Form 8-K filed on August 5, 2010, File No. 001-34046).

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.