Form 10-Q
period 2011-09-30
Western Gas Partners LP
filed 2011-11-02
CIK 1414475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
          There were 90,140,999 common units outstanding as of October 31, 2011.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WESTERN GAS PARTNERS, LP
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
thousands except per-unit amounts	2011	2010 (1)	2011	2010 (1)
Revenues – affiliates
Gathering, processing and transportation of natural gas and natural gas liquids	$54,126	$48,982	$160,537	$139,740
Natural gas, natural gas liquids and condensate sales	81,057	56,933	201,578	176,187
Equity income and other, net	2,298	1,934	8,585	4,976

Total revenues – affiliates	137,481	107,849	370,700	320,903
Revenues – third parties
Gathering, processing and transportation of natural gas and natural gas liquids	17,747	11,381	50,881	33,029
Natural gas, natural gas liquids and condensate sales	20,022	2,954	61,463	20,605
Other, net	613	867	1,466	2,433

Total revenues – third parties	38,382	15,202	113,810	56,067

Total revenues	175,863	123,051	484,510	376,970

Operating expenses
Cost of product (2)	68,675	37,444	177,877	117,923
Operation and maintenance (2)	27,012	19,924	74,628	64,798
General and administrative (2)	7,643	5,970	21,777	17,600
Property and other taxes	4,411	3,610	12,632	10,878
Depreciation, amortization and impairments	22,650	19,324	65,512	54,683

Total operating expenses	130,391	86,272	352,426	265,882

Operating income	45,472	36,779	132,084	111,088
Interest income – affiliates	4,225	4,225	12,675	12,675
Interest expense (3)	(8,931)	(6,808)	(22,952)	(14,547)
Other income (expense), net	8	62	(1,914)	(2,311)

Income before income taxes	40,774	34,258	119,893	106,905
Income tax expense	92	1,061	1,715	9,861

Net income	40,682	33,197	118,178	97,044
Net income attributable to noncontrolling interests	3,873	2,541	9,665	7,806

Net income attributable to Western Gas Partners, LP	$36,809	$30,656	$108,513	$89,238

Limited partners’ interest in net income:
Net income attributable to Western Gas Partners, LP	$36,809	$30,656	$108,513	$89,238
Pre-acquisition net (income) loss allocated to Parent	—	789	(2,780)	(10,250)
General partner interest in net (income) loss (4)	(2,394)	(888)	(5,684)	(1,890)

Limited partners’ interest in net income (4)	$34,415	$30,557	$100,049	$77,098
Net income per common unit – basic and diluted	$0.41	$0.44	$1.32	$1.17
Net income per subordinated unit – basic and diluted (5)	$—	$0.44	$0.96	$1.17

(1)	Financial information for 2010 has been revised to include results attributable to the Bison assets. See Note 1.
(2)	Cost of product includes product purchases from Anadarko (as defined in Note 1) of $20.7 million and $53.5 million for the three and nine months ended September 30, 2011, respectively, and $16.7 million and $49.6 million for the three and nine months ended September 30, 2010, respectively. Operation and maintenance includes charges from Anadarko of $11.6 million and $33.1 million for the three and nine months ended September 30, 2011, respectively, and $8.7 million and $29.3 million for the three and nine months ended September 30, 2010, respectively. General and administrative includes charges from Anadarko of $6.0 million and $16.6 million for the three and nine months ended September 30, 2011, respectively, and $4.1 million and $13.1 million for the three and nine months ended September 30, 2010, respectively. See Note 4.
(3)	Includes affiliate interest expense of $1.2 million and $4.9 million for the three and nine months ended September 30, 2011, respectively, and $2.9 million and $7.1 million for the three and nine months ended September 30, 2010, respectively. See Note 7.
(4)	Represents net income for periods including and subsequent to the acquisition of the Partnership assets (as defined in Note 1). See also Note 3.
(5)	All subordinated units were converted to common units on a one-for-one basis on August 15, 2011. For purposes of calculating net income per common and subordinated unit, the conversion of the subordinated units is deemed to have occurred on July 1, 2011. See Note 3.
See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS PARTNERS, LP
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
thousands except number of units	2011	2010 (1)
ASSETS
Current assets
Cash and cash equivalents	$251,458	$27,074
Accounts receivable, net (2)	26,838	10,890
Other current assets (3)	6,844	5,220

Total current assets	285,140	43,184
Note receivable – Anadarko	260,000	260,000
Plant, property and equipment
Cost	2,163,882	1,815,049
Less accumulated depreciation	430,948	369,006

Net property, plant and equipment	1,732,934	1,446,043
Goodwill and other intangible assets	117,263	64,136
Equity investments	39,614	40,406
Other assets	8,592	2,361

Total assets	$2,443,543	$1,856,130

LIABILITIES, EQUITY AND PARTNERS’ CAPITAL
Current liabilities
Accounts and natural gas imbalance payables (4)	$17,688	$15,282
Accrued ad valorem taxes	12,212	5,986
Income taxes payable	219	160
Accrued liabilities (5)	51,410	24,436

Total current liabilities	81,529	45,864
Long-term debt – third parties	494,061	299,000
Note payable – Anadarko	175,000	175,000
Asset retirement obligations and other	62,860	61,840

Total long-term liabilities	731,921	535,840

Total liabilities	813,450	581,704
Equity and partners’ capital
Common units (90,140,999 and 51,036,968 units issued and outstanding at September 30, 2011, and December 31, 2010, respectively)	1,492,186	810,717
Subordinated units (zero and 26,536,306 units issued and outstanding at September 30, 2011, and December 31, 2010, respectively) (6)	—	282,384
General partner units (1,839,613 and 1,583,128 units issued and outstanding at September 30, 2011, and December 31, 2010, respectively)	31,124	21,505
Parent net investment	—	69,358

Total partners’ capital	1,523,310	1,183,964
Noncontrolling interests	106,783	90,462

Total equity and partners’ capital	1,630,093	1,274,426

Total liabilities, equity and partners’ capital	$2,443,543	$1,856,130

(1)	Financial information for 2010 has been revised to include the financial position and results attributable to the Bison assets. See Note 1.
(2)	Accounts receivable, net includes amounts receivable from affiliates (as defined in Note 1) of $1.2 million and $1.8 million as of September 30, 2011, and December 31, 2010, respectively.
(3)	Other current assets includes natural gas imbalance receivables from affiliates (as defined in Note 1) of $1.2 million and zero as of September 30, 2011, and December 31, 2010 respectively.
(4)	Accounts and natural gas imbalance payables includes amounts payable to affiliates of $1.4 million and $1.5 million as of September 30, 2011, and December 31, 2010, respectively.
(5)	Accrued liabilities include amounts payable to affiliates of $0.3 million and $0.6 million as of September 30, 2011, and December 31, 2010, respectively.
(6)	All subordinated units were converted to common units on a one-for-one basis on August 15, 2011. For purposes of calculating net income per common and subordinated unit, the conversion of the subordinated units is deemed to have occurred on July 1, 2011. See Note 3.
See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS PARTNERS, LP
CONSOLIDATED STATEMENT OF EQUITY AND PARTNERS’ CAPITAL
(UNAUDITED)

	Partners’ Capital
	Parent Net	Common	Subordinated	General	Noncontrolling
thousands	Investment	Units	Units	Partner Units	Interests	Total
Balance at December 31, 2010 (1)	$69,358	$810,717	$282,384	$21,505	$90,462	$1,274,426
Net income	2,780	79,031	21,018	5,684	9,665	118,178
Conversion of subordinated units to common units (2)	—	272,222	(272,222)	—	—	—
Issuance of common and general partner units, net of offering expenses	—	328,376	—	6,972	—	335,348
Contributions from noncontrolling interest owners	—	—	—	—	16,876	16,876
Distributions to noncontrolling interest owners	—	—	—	—	(10,219)	(10,219)
Distributions to unitholders	—	(64,232)	(31,180)	(4,383)	—	(99,795)
Acquisition of Bison assets	(92,665)	66,313	—	1,352	—	(25,000)
Net pre-acquisition distributions to Parent	(1,545)	—	—	—	—	(1,545)
Elimination of net deferred tax liabilities	22,072	—	—	—	—	22,072
Non-cash equity-based compensation and other	—	(241)	—	(6)	(1)	(248)

Balance at September 30, 2011	$—	$1,492,186	$—	$31,124	$106,783	$1,630,093

(1)	Financial information for 2010 has been revised to include the financial position and results attributable to the Bison assets. See Note 1.
(2)	All subordinated units were converted to common units on a one-for-one basis on August 15, 2011. For purposes of calculating net income per common and subordinated unit, the conversion of the subordinated units is deemed to have occurred on July 1, 2011. See Note 3.
See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS PARTNERS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
thousands	2011	2010 (1)
Cash flows from operating activities
Net income	$118,178	$97,044
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairments	65,512	54,683
Deferred income taxes	5,180	1,992
Changes in assets and liabilities:
Increase in accounts receivable, net	(17,006)	(664)
Increase in accounts and natural gas imbalance payables and accrued liabilities, net	29,642	11,451
Change in other items, net	(776)	(8,797)

Net cash provided by operating activities	200,730	155,709
Cash flows from investing activities
Capital expenditures	(75,034)	(105,545)
Acquisitions from affiliates	(25,000)	(734,780)
Acquisitions from third parties	(301,957)	(18,047)
Investments in equity affiliates	(93)	(310)
Proceeds from sale of assets to affiliates	382	2,805
Proceeds from sale of assets to third parties	—	2,425

Net cash used in investing activities	(401,702)	(853,452)
Cash flows from financing activities
Borrowings, net of issuance costs	1,055,939	669,987
Repayments of debt	(869,000)	(100,000)
Proceeds from issuance of common and general partner units, net of offering expenses	335,348	99,279
Distributions to unitholders	(99,795)	(67,813)
Contributions from noncontrolling interest owners	16,876	2,053
Distributions to noncontrolling interest owners	(10,219)	(10,313)
Net contributions from (distributions to) Parent	(3,793)	70,966

Net cash provided by financing activities	425,356	664,159

Net increase (decrease) in cash and cash equivalents	224,384	(33,584)
Cash and cash equivalents at beginning of period	27,074	69,984

Cash and cash equivalents at end of period	$251,458	$36,400

Supplemental disclosures
Elimination of net deferred tax liabilities	$22,072	$214,464
Contribution of assets (to) from Parent	$(66)	$7,530
Increase in accrued capital expenditures	$9,641	$13,331
Interest paid	$9,974	$10,278
Interest received	$12,675	$12,675

(1)	Financial information for 2010 has been revised to include results attributable to the Bison assets. See Note 1.
See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of business. Western Gas Partners, LP (the “Partnership”) is a Delaware limited partnership formed in August 2007. As of September 30, 2011, the Partnership’s assets included eleven gathering systems, seven natural gas treating facilities, seven natural gas processing facilities, one NGL pipeline, one interstate pipeline, and interests in Fort Union Gas Gathering, L.L.C. (“Fort Union”) and White Cliffs Pipeline, L.L.C. (“White Cliffs”), which are accounted for under the equity method. The Partnership’s assets are located in East and West Texas, the Rocky Mountains (Colorado, Utah and Wyoming), and the Mid-Continent (Kansas and Oklahoma). The Partnership is engaged in the business of gathering, processing, compressing, treating and transporting natural gas, condensate, NGLs and crude oil for Anadarko Petroleum Corporation and its consolidated subsidiaries, as well as third-party producers and customers.
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
          The information furnished herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of financial position as of September 30, 2011, and December 31, 2010, results of operations for the three and nine months ended September 30, 2011 and 2010, statement of equity and partners’ capital for the nine months ended September 30, 2011, and statements of cash flows for the nine months ended September 30, 2011 and 2010. The Partnership’s financial results for the three and nine months ended September 30, 2011, are not necessarily indicative of the expected results for the full year ending December 31, 2011.
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
          Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, the accompanying consolidated financial statements and notes should be read in conjunction with the Partnership’s 2010 annual report on Form 10-K, as filed with the SEC on February 24, 2011. Management believes that the disclosures made are adequate to make the information not misleading. Certain prior-period amounts have been reclassified to conform to the current-year presentation.
          During the three months ended September 30, 2011, $1.3 million of expenses, net, related to prior periods were recorded in the Partnership’s consolidated statements of income. As a result of a metering adjustment, $0.7 million of cost of product was recorded during the quarter, of which, $0.3 million related to 2008, $0.2 million related to 2009 and $0.2 million related to 2010. In addition, as a result of a true-up of expenses related to the transition period in conjunction with the Platte Valley acquisition, $0.6 million of cost of product was recorded during the quarter, of which $0.4 million related to the first quarter of 2011 and $0.2 million related to the second quarter of 2011. Management determined the adjustments were not material to the Partnership’s consolidated financial statements for the years ended December 31, 2010, 2009 and 2008, nor to the Partnership’s interim financial statements, and accordingly, determined that restatement of its previously reported financial statements was not necessary.

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)
Acquisitions. The following table presents the acquisitions completed by the Partnership during 2010 and 2011, and details the funding for those acquisitions through borrowings, cash on hand and/or the issuance of Partnership equity:

	Acquisition	Percentage		Cash	Common	GP Units
thousands except unit and percent amounts	Date	Acquired	Borrowings	On Hand	Units Issued	Issued
Granger (1)	01/29/10	100%	$210,000	$31,680	620,689	12,667
Wattenberg (2)	08/02/10	100%	450,000	23,100	1,048,196	21,392
White Cliffs (3)	09/28/10	10%	—	38,047	—	—
Platte Valley (4)	02/28/11	100%	303,000	602	—	—
Bison (5)	07/08/11	100%	—	25,000	2,950,284	60,210

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

(4)
The assets acquired from a third party include (i) a natural gas gathering system and related compression and other ancillary equipment, and (ii) cryogenic gas processing facilities. These assets, located in the Denver-Julesburg Basin, are referred to collectively as the “Platte Valley assets” and the acquisition as the “Platte Valley acquisition.” See further information below, including the final allocation of the purchase price in August 2011.

(5)
The Partnership acquired Anadarko’s Bison gas treating facility and related assets located in the Powder River Basin in northeastern Wyoming, including (i) three amine treating units, (ii) compressor units, and (iii) generators. These assets are referred to collectively as the “Bison assets” and the acquisition as the “Bison acquisition.” The Bison assets are the only treating and delivery point into the third-party owned Bison pipeline.

Platte Valley acquisition. The Platte Valley acquisition has been accounted for under the acquisition method of accounting. The Platte Valley assets and liabilities were recorded in the consolidated balance sheet at their estimated fair values as of the acquisition date. Results of operations attributable to the Platte Valley assets were included in the Partnership’s consolidated statements of income beginning on the acquisition date in the first quarter of 2011.
          The following is the final allocation of the purchase price to the assets acquired and liabilities assumed in the Platte Valley acquisition as of September 30, 2011:

thousands
Property, plant and equipment	$264,521
Intangible assets	53,754
Asset retirement obligations and other liabilities	(16,318)

Total purchase price	$301,957

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)
          The purchase price allocation is based on an assessment of the fair value of the assets acquired and liabilities assumed in the Platte Valley acquisition, after consideration of post-closing purchase price adjustments. The fair values of the plant and processing facilities, related equipment, and intangible assets acquired were based on the market, cost and income approaches. The liabilities assumed include certain amounts associated with environmental contingencies estimated by management. All fair-value measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market and thus represent Level 3 inputs. For more information regarding the intangible assets presented in the table above, see Note 6.
          The following table presents the pro forma condensed financial information as if the Platte Valley acquisition had occurred on January 1, 2011:

Nine Months Ended
thousands except per-unit amount	September 30, 2011
Revenues	$500,549
Net income	120,904
Net income attributable to Western Gas Partners, LP	111,239
Earnings per common unit — basic and diluted	$1.25
          The pro forma information is presented for illustration purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisition been completed at the assumed date, nor is it necessarily indicative of future operating results of the combined entity. The Partnership’s pro forma information in the table above includes $60.2 million of revenues and $40.1 million of operating expenses, excluding depreciation, amortization and impairments, attributable to the Platte Valley assets and is included in the Partnership’s consolidated statement of income for the nine months ended September 30, 2011. The pro forma adjustments reflect pre-acquisition results of the Platte Valley assets for January and February 2011, including (a) estimated revenues and expenses; (b) estimated depreciation and amortization based on the purchase price allocated to property, plant and equipment and other intangible assets and estimated useful lives; (c) elimination of $0.7 million of acquisition-related costs; and (d) interest on the Partnership’s borrowings under its revolving credit facility to finance the Platte Valley acquisition. The pro forma adjustments include estimates and assumptions based on currently available information. Management believes the estimates and assumptions are reasonable, and the relative effects of the transactions are properly reflected. The pro forma information does not reflect any cost savings or other synergies anticipated as a result of the acquisition, nor any future acquisition related expenses. Pro forma information is not presented for periods ended on or before December 31, 2010, as it is not practical to determine revenues and cost of product for periods prior to January 1, 2011, the effective date of the gathering and processing agreement with the seller.
Presentation of Partnership acquisitions. References to the “Partnership assets” refer collectively to the assets owned by the Partnership as of September 30, 2011. Because of Anadarko’s control of the Partnership through its ownership of the general partner, each acquisition of Partnership assets as of September 30, 2011, except for the acquisitions of the Platte Valley assets and the 9.6% interest in White Cliffs from third parties, was considered a transfer of net assets between entities under common control. As a result, after each acquisition of assets from Anadarko, the Partnership is required to revise its financial statements to include the activities of the Partnership assets as of the date of common control. Anadarko began construction of the Bison assets in 2009 and placed them in service in June 2010.
          The Partnership’s historical financial statements previously filed with the SEC have been recast in this quarterly report on Form 10-Q to include the results attributable to the Bison assets as if the Partnership owned such assets for all periods presented. The consolidated financial statements for periods prior to the Partnership’s acquisition of the Partnership assets have been prepared from Anadarko’s historical cost-basis accounts and may not necessarily be indicative of the actual results of operations that would have occurred if the Partnership had owned the assets during the periods reported.

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)
          Net income attributable to the Partnership assets for periods prior to the Partnership’s acquisition of such assets is not allocated to the limited partners for purposes of calculating net income per common unit. In addition, certain amounts in prior periods have been reclassified to conform to the current presentation. The following table presents the impact to the historical consolidated statements of income attributable to the Bison assets:

	Three Months Ended September 30, 2010
	Partnership	Bison
thousands	Historical	Assets	Combined
Revenues	$122,293	$758	$123,051
Net income (loss)	34,022	(825)	33,197

	Nine Months Ended September 30, 2010
	Partnership	Bison
thousands	Historical	Assets	Combined
Revenues	$376,212	$758	$376,970
Net income (loss)	98,731	(1,687)	97,044
Equity offerings. The Partnership completed the following public equity offerings during 2010 and 2011:

				Underwriting
				Discount and
thousands except unit	Common	GP Units	Price Per	Other Offering	Net
and per-unit amounts	Units Issued (2)	Issued (3)	Unit	Expenses	Proceeds
May 2010 equity offering (1)	4,558,700	93,035	$22.25	$4,427	$99,074
November 2010 equity offering	8,415,000	171,734	29.92	10,279	246,729
March 2011 equity offering	3,852,813	78,629	35.15	5,621	132,569
September 2011 equity offering	5,750,000	117,347	35.86	7,624	202,779

(1)	The May 2010 equity offering refers collectively to the May 2010 equity offering issuance, and the June 2010 exercise of the underwriters’ over-allotment option.
(2)
Common units issued includes the issuance of 558,700 common units, 915,000 common units, 302,813 common units and 750,000 common units pursuant to the exercise, in full or in part, of the underwriters’ over-allotment options granted in connection with the May 2010, November 2010, March 2011 and September 2011 equity offerings, respectively.

(3)	GP units issued represents general partner units issued to the general partner in exchange for the general partner’s proportionate capital contribution to maintain its 2.0% interest.
Recently issued accounting standards not yet adopted. In May 2011, the Financial Accounting Standards Board (the “FASB”) issued an Accounting Standards Update (“ASU”) that further addresses fair-value-measurement accounting and related disclosure requirements. The ASU clarifies the FASB’s intent regarding the application of existing fair-value-measurement accounting and disclosure requirements, changes fair-value-measurement requirements for certain financial instruments, and sets forth additional disclosure requirements for other fair-value measurements. The ASU is required to be adopted on a prospective basis beginning January 1, 2012. The Partnership does not expect the adoption of this ASU to have an impact on its consolidated financial statements, other than revised disclosures, where appropriate.

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)
          In September 2011, the FASB issued an ASU that permits an initial assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount for goodwill impairment testing purposes. Thus, determining a reporting unit’s fair value is not required unless, as a result of the qualitative assessment, it is more likely than not that the fair value of the reporting unit is less than its carrying amount. This ASU is effective prospectively beginning January 1, 2012, with early adoption permitted. Adoption of this ASU will have no impact on the Partnership’s consolidated financial statements.
2. PARTNERSHIP DISTRIBUTIONS
          The partnership agreement requires the Partnership to distribute all of its available cash (as defined in the partnership agreement) to unitholders of record on the applicable record date within 45 days of the end of each quarter. The Partnership declared the following cash distributions to its unitholders for the periods presented:

	Total Quarterly
thousands except per-unit amounts	Distribution	Total Cash	Date of
Quarters Ended	per Unit	Distribution	Distribution
March 31, 2010	$0.340	$22,042	May 2010
June 30, 2010	$0.350	$24,378	August 2010
September 30, 2010	$0.370	$26,381	November 2010
March 31, 2011	$0.390	$33,168	May 2011
June 30, 2011	$0.405	$36,063	August 2011
September 30, 2011 (1)	$0.420	$40,323	November 2011

(1)
On October 12, 2011, the board of directors of the Partnership’s general partner declared a cash distribution to the Partnership’s unitholders of $0.42 per unit, or $40.3 million in aggregate, including incentive distributions. The cash distribution is payable on November 10, 2011, to unitholders of record at the close of business on October 31, 2011.

3. NET INCOME PER COMMON UNIT
Common and general partner units. The Partnership’s common units are listed on the New York Stock Exchange under the symbol “WES.” The following table summarizes common, subordinated and general partner units issued or converted during the nine months ended September 30, 2011:

	Common	Subordinated	General
thousands	Units	Units	Partner Units	Total
Balance at December 31, 2010	51,037	26,536	1,583	79,156
March 2011 equity offering	3,853	—	79	3,932
Long-Term Incentive Plan Awards	14	—	—	14
Bison acquisition	2,951	—	61	3,012
Conversion of subordinated units	26,536	(26,536)	—	—
September 2011 equity offering	5,750	—	117	5,867

Balance at September 30, 2011	90,141	—	1,840	91,981

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
3. NET INCOME PER COMMON UNIT (CONTINUED)
Conversion of subordinated units. From its inception through June 30, 2011, the Partnership has paid equal distributions on common, subordinated and general partner units. Upon payment of the cash distribution for the second quarter of 2011, the financial requirements for the conversion of all subordinated units were satisfied. As a result, the 26,536,306 subordinated units were converted on August 15, 2011, on a one-for-one basis, into common units. For purposes of calculating net income per common and subordinated unit, the conversion of the subordinated units is deemed to have occurred on July 1, 2011. The Partnership’s net income was allocated to the general partner and the limited partners, including the holders of the subordinated units, through June 30, 2011, in accordance with their respective ownership percentages. The conversion does not impact the amount of the cash distribution paid or the total number of the Partnership’s outstanding units representing limited partner interests.
Anadarko holdings of Partnership equity. As of September 30, 2011, Anadarko held 1,839,613 general partner units representing a 2% general partner interest in the Partnership, 39,789,221 common units representing a 43.3% limited partner interest, and 100% of the Partnership’s incentive distribution rights, or “IDRs.” The public held 50,351,778 common units, representing a 54.7% interest in the Partnership.
          The Partnership’s net income for periods including and subsequent to the Partnership’s acquisitions of the Bison assets in 2011, and the White Cliffs investment and Wattenberg assets in 2010, is allocated to the general partner and the limited partners in accordance with their respective ownership percentages, and, when applicable, giving effect to incentive distributions allocable to the general partner. The Partnership’s net income allocable to the limited partners is allocated between the common and subordinated unitholders by applying the provisions of the partnership agreement that govern actual cash distributions as if all earnings for the period had been distributed. Specifically, net income equal to the amount of available cash (as defined by the partnership agreement) is allocated to the general partner, common unitholders and subordinated unitholders consistent with actual cash distributions, including incentive distributions allocable to the general partner. Undistributed earnings (net income in excess of distributions) or undistributed losses (available cash in excess of net income) are then allocated to the general partner, common unitholders and subordinated unitholders in accordance with their respective ownership percentages during each period.
          Basic and diluted net income per common unit is calculated by dividing the limited partners’ interest in net income by the weighted average number of common units outstanding during the period. The common units issued in connection with acquisitions and equity offerings during 2010 and 2011 are included on a weighted-average basis for periods they were outstanding.
          The following table illustrates the Partnership’s calculation of net income per unit for common and subordinated units:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
thousands except per-unit amounts	2011	2010	2011	2010
Net income attributable to Western Gas Partners, LP	$36,809	$30,656	$108,513	$89,238
Pre-acquisition net (income) loss allocated to Parent	—	789	(2,780)	(10,250)
General partner interest in net (income) loss	(2,394)	(888)	(5,684)	(1,890)

Limited partners’ interest in net income	$34,415	$30,557	$100,049	$77,098

Net income allocable to common units	$34,415	$18,770	$79,030	$46,150
Net income allocable to subordinated units	—	11,787	21,019	30,948

Limited partners’ interest in net income	$34,415	$30,557	$100,049	$77,098

Net income per unit – basic and diluted
Common units	$0.41	$0.44	$1.32	$1.17
Subordinated units	$—	$0.44	$0.96	$1.17

Weighted average units outstanding – basic and diluted
Common units	84,667	42,257	59,647	39,412
Subordinated units	—	26,536	21,968	26,536

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
Cash management. Anadarko operates a cash management system whereby excess cash from most of its subsidiaries, held in separate bank accounts, is generally swept to centralized accounts. Prior to the Partnership’s acquisitions of the Bison assets in 2011, and the White Cliffs investment and Wattenberg assets in 2010, third-party sales and purchases related to such assets were received or paid in cash by Anadarko within its centralized cash management system. Anadarko charged or credited the Partnership interest at a variable rate on outstanding affiliate balances for the periods these balances remained outstanding. The outstanding affiliate balances were entirely settled through an adjustment to parent net investment in connection with the acquisition of the Partnership assets. Subsequent to the acquisition of the Partnership assets, the Partnership cash-settles transactions related to such assets directly with third parties and with Anadarko affiliates and affiliate-based interest expense on current intercompany balances is not charged.
Note receivable from Anadarko. Concurrent with the closing of the Partnership’s May 2008 initial public offering, the Partnership loaned $260.0 million to Anadarko in exchange for a 30-year note bearing interest at a fixed annual rate of 6.50%. Interest on the note is payable quarterly. The fair value of the note receivable from Anadarko was approximately $274.2 million and $258.9 million at September 30, 2011, and December 31, 2010, respectively. The fair value of the note reflects consideration of credit risk and any premium or discount for the differential between the stated interest rate and quarter-end market interest rate, based on quoted market prices of similar debt instruments.
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

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
4. TRANSACTIONS WITH AFFILIATES (CONTINUED)
          The following table summarizes realized gains and losses on commodity price swap agreements:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
thousands	2011	2010	2011	2010
Gains (losses) on commodity price swap agreements:
Natural gas sales	$8,280	$7,338	$24,079	$12,803
Natural gas liquids sales	(9,218)	5,145	(25,736)	5,840

Total	(938)	12,483	(1,657)	18,643
Losses on commodity price swap agreements related to purchases	(6,501)	(9,627)	(19,377)	(16,038)

Net gains (losses) on commodity price swap agreements	$(7,439)	$2,856	$(21,034)	$2,605

Gas gathering and processing agreements. The Partnership has significant gas gathering and processing arrangements with affiliates of Anadarko on a majority of its systems. Approximately 80% and 73% of the Partnership’s gathering, transportation and treating throughput for the three months ended September 30, 2011 and 2010, respectively, and 78% for both the nine months ended September 30, 2011 and 2010, was attributable to natural gas production owned or controlled by Anadarko. Approximately 69% and 73% of the Partnership’s processing throughput for the three months ended September 30, 2011 and 2010, respectively, and 71% and 76% for the nine months ended September 30, 2011 and 2010, respectively, was attributable to natural gas production owned or controlled by Anadarko.
Summary of affiliate transactions. Affiliate transactions include revenue from affiliates, reimbursement of operating expenses and purchases of natural gas. The following table summarizes affiliate transactions, including transactions with the general partner:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
thousands	2011	2010	2011	2010
Revenues (1)	$137,481	$107,849	$370,700	$320,903
Cost of product (1)	20,723	16,729	53,519	49,554
Operation and maintenance (2)	11,643	8,740	33,137	29,271
General and administrative (3)	6,004	4,081	16,620	13,085

Operating expenses	38,370	29,550	103,276	91,910
Interest income (4)	4,225	4,225	12,675	12,675
Interest expense (5)	1,235	2,936	4,915	7,119
Distributions to unitholders (6)	18,000	13,067	48,864	37,915
Contributions from noncontrolling interest owners	4,647	—	8,266	2,019
Distributions to noncontrolling interest owners	1,335	1,925	5,882	5,051

(1)	Represents amounts recognized under gathering, treating or processing agreements, and purchase and sale agreements with affiliates of Anadarko.
(2)	Represents expenses incurred under the services and secondment agreement with Anadarko, as applicable. See Note 1.
(3)	Represents general and administrative expense incurred under the omnibus agreement with Anadarko, as applicable. See Note 1.
(4)	Represents interest income recognized on the note receivable from Anadarko.
(5)
Represents interest expense recognized on the note payable to Anadarko. This line item also includes interest expense, net on affiliate balances related to the Bison assets, White Cliffs investment and Wattenberg assets for periods prior to the acquisition of such assets. See Note 7.

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
5. PROPERTY, PLANT AND EQUIPMENT
          A summary of the historical cost of the Partnership’s property, plant and equipment is as follows:

thousands	September 30, 2011	December 31, 2010
Land	$354	$354
Gathering systems	2,005,403	1,706,717
Pipelines and equipment	84,248	83,613
Assets under construction	70,204	21,662
Other	3,673	2,703

Total property, plant and equipment	2,163,882	1,815,049
Accumulated depreciation	430,948	369,006

Net property, plant and equipment	$1,732,934	$1,446,043

          The cost of property classified as “Assets under construction” is excluded from capitalized costs being depreciated. These amounts represent property that is not yet suitable to be placed into productive service as of the respective balance sheet date. In addition, property, plant and equipment cost as well as third-party accrued liability balances in the Partnership’s consolidated balance sheets include $19.0 million and $9.3 million of accrued capital as of September 30, 2011, and December 31, 2010, respectively, representing estimated capital expenditures for which invoices had not yet been processed.
6. OTHER INTANGIBLE ASSETS
          The intangible asset balance in the Partnership’s consolidated balance sheets represents the estimated economic value related to the contracts assumed by the Partnership in connection with the Platte Valley acquisition in February 2011, that dedicate certain customers’ field production to the acquired gathering and processing system. These long-term contracts provide an extended commercial relationship with the existing customers whereby the Partnership will have the opportunity to gather and process additional production from the customers’ acreage. These contracts are generally limited, however, by the quantity and production life of the underlying natural gas resource base.
          At September 30, 2011, the carrying value of the Partnership’s customer relationship intangible assets was $53.2 million, net of $0.6 million of accumulated amortization, and is included in goodwill and other intangible assets in the Partnership’s consolidated balance sheets. Customer relationships are amortized on a straight-line basis over 50 years, which is the estimated productive life of the reserves covered by the underlying acreage ultimately expected to be produced and gathered or processed through the Partnership’s assets subject to current contractual arrangements.

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. OTHER INTANGIBLE ASSETS (CONTINUED)
          Estimated future amortization for these intangible assets is as follows:

Future
thousands	amortization
October – December 2011	$269
2012	1,075
2013	1,075
2014	1,075
2015	1,075
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
7. DEBT AND INTEREST EXPENSE
          The following table presents the Partnership’s outstanding debt as of September 30, 2011, and December 31, 2010:

	September 30, 2011			December 31, 2010
		Carrying	Fair		Carrying	Fair
thousands	Principal	Value	Value	Principal	Value	Value
Revolving credit facility	$—	$—	$—	$49,000	$49,000	$49,000
5.375% Senior Notes due 2021	500,000	494,061	502,993	—	—	—
Wattenberg term loan	—	—	—	250,000	250,000	250,000
Note payable to Anadarko	175,000	175,000	176,246	175,000	175,000	168,116

Total debt outstanding (1)	$675,000	$669,061	$679,239	$474,000	$474,000	$467,116

(1)
The Partnership’s consolidated balance sheets include accrued interest expense of $10.0 million and $0.8 million as of September 30, 2011, and December 31, 2010, respectively, which is included in accrued liabilities.

Fair value of debt. The fair value of debt reflects any premium or discount for the difference between the stated interest rate and quarter-end market interest rate and is based on quoted market prices for identical instruments, if available, or based on valuations of similar debt instruments.

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
7. DEBT AND INTEREST EXPENSE (CONTINUED)
Debt activity. The following table presents the debt activity of the Partnership for the nine months ended September 30, 2011:

thousands	Carrying Value
Balance as of December 31, 2010	$474,000
First Quarter 2011
Revolving credit facility borrowings	560,000
Repayment of revolving credit facility	(139,000)
Repayment of Wattenberg term loan	(250,000)
Revolving credit facility borrowings – Swingline	10,000
Repayment of revolving credit facility – Swingline	(10,000)
Second Quarter 2011
Revolving credit facility borrowings – Swingline	10,000
Issuance of 5.375% Senior Notes due 2021	500,000
Repayment of revolving credit facility	(470,000)
Repayment of revolving credit facility – Swingline	(10,000)
Other and changes in debt discount	(6,054)
Third Quarter 2011
Revolving credit facility borrowings – Swingline	10,000
Revolving credit facility borrowings	10,000
Repayment of revolving credit facility – Swingline	(10,000)
Repayment of revolving credit facility	(10,000)
Other and changes in debt discount	115

Balance as of September 30, 2011	$669,061

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
          The Notes indenture contains customary events of default including, among others, (i) default in any payment of interest on any debt securities when due that continues for 30 days; (ii) default in payment, when due, of principal of or premium, if any, on the Notes at maturity; and (iii) certain events of bankruptcy or insolvency with respect to the Partnership. The indenture governing the Notes also contains covenants that limit, among other things, the ability of the Partnership and the Subsidiary Guarantors to (i) create liens on their principal properties; (ii) engage in sale and leaseback transactions; and (iii) merge or consolidate with another entity or sell, lease or transfer substantially all of their properties or assets to another entity. At September 30, 2011, the Partnership was in compliance with all covenants under the Notes.

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
          The provisions of the five-year term loan agreement contain customary events of default, including (i) non-payment of principal when due or non-payment of interest or other amounts within three business days of when due, (ii) certain events of bankruptcy or insolvency with respect to the Partnership and (iii) a change of control. At September 30, 2011, the Partnership was in compliance with all covenants under this agreement.
Revolving credit facility. In March 2011, the Partnership entered into an amended and restated $800.0 million senior unsecured revolving credit facility (the “RCF”) and borrowed $250.0 million under the RCF to repay the Wattenberg term loan (described below). The RCF amended and restated the Partnership’s $450.0 million credit facility. The RCF matures in March 2016 and bears interest at London Interbank Offered Rate, or “LIBOR,” plus applicable margins currently ranging from 1.30% to 1.90%, or an alternate base rate equal to the greatest of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 0.5%, and (c) LIBOR plus 1%, plus applicable margins currently ranging from 0.30% to 0.90%. The interest rate was 1.74% and 3.26% at September 30, 2011, and at December 31, 2010, respectively. The Partnership is required to pay a quarterly facility fee currently ranging from 0.20% to 0.35% of the commitment amount (whether used or unused), based upon the Partnership’s senior unsecured debt rating. The facility fee rate was 0.25% and 0.50% at September 30, 2011, and December 31, 2010, respectively.
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
          All amounts due under the RCF are unconditionally guaranteed by the Partnership’s wholly owned subsidiaries. The Partnership will no longer be required to comply with the minimum consolidated interest coverage ratio as well as the subsidiary guarantees and certain of the aforementioned covenants, if the Partnership obtains two of the following three ratings: BBB- or better by S&P, Baa3 or better by Moody’s, or BBB- or better by Fitch. As of September 30, 2011, no amounts were outstanding under the RCF, and $800.0 million was available for borrowing. At September 30, 2011, the Partnership was in compliance with all covenants under the RCF.
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

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
7. DEBT AND INTEREST EXPENSE (CONTINUED)
Interest expense. The following table summarizes the amounts included in interest expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
thousands	2011	2010	2011	2010
Third Parties
Interest expense on long-term debt	$6,739	$3,012	$13,889	$5,119
Amortization of debt issuance costs and commitment fees	1,078	860	4,282	2,309
Capitalized interest	(121)	—	(134)	—

Total interest expense – third parties	7,696	3,872	18,037	7,428

Affiliates
Interest expense on notes payable to Anadarko	1,234	1,750	3,701	5,250
Interest expense, net on affiliate balances (1)	1	1,160	1,214	1,773
Credit facility commitment fees	—	26	—	96

Total interest expense – affiliates	1,235	2,936	4,915	7,119

Interest expense	$8,931	$6,808	$22,952	$14,547

(1)	Incurred on intercompany borrowings associated with the Bison assets in 2011, and associated with the Bison assets, White Cliffs investment and Wattenberg assets in 2010, prior to such assets being acquired by the Partnership.
8. COMMITMENTS AND CONTINGENCIES
Litigation and legal proceedings. In March 2011, DCP Midstream LP (“DCP”) filed a lawsuit against Anadarko and others, including a Partnership subsidiary, Kerr-McGee Gathering LLC, in Weld County District Court (the “Court”) in Colorado, alleging that Anadarko and its affiliates diverted gas from DCP’s gathering and processing facilities in breach of certain dedication agreements. In addition to various claims against Anadarko, DCP is claiming unjust enrichment and other damages against Kerr-McGee Gathering LLC, the entity which holds the Wattenberg assets. In July 2011, the Court denied the defendants’ motion to dismiss without ruling on the merits and the case is proceeding to the discovery phase. Management does not believe the outcome of this proceeding will have a material effect on the Partnership’s financial condition, results of operations or cash flows. The Partnership intends to vigorously defend this litigation. Furthermore, without regard to the merit of DCP’s claims, management believes that the Partnership has adequate contractual indemnities covering the claims against it in this lawsuit.
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

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
8. COMMITMENTS AND CONTINGENCIES (CONTINUED)
Lease commitments. Anadarko, on behalf of the Partnership, has entered into lease agreements for corporate offices, shared field offices and a warehouse supporting the Partnership’s operations. The leases for the shared field offices extend through 2018, and the lease for the warehouse extends through March 2012 and includes an early termination clause. The lease for the Partnership’s corporate offices expires in January 2012, and during the three months ended September 30, 2011, Anadarko entered into a new agreement for the Partnership’s corporate offices that extends through March 2017.
          In addition, during 2010, Anadarko and Kerr-McGee Gathering LLC purchased previously leased compression equipment used at the Granger and Wattenberg assets, which terminated the leases and associated lease expense. The purchased compression equipment was contributed to the Partnership pursuant to provisions of the contribution agreements for the Granger and the Wattenberg acquisitions.
          As of September 30, 2011, there was no material change in the existing contractual lease obligations for the shared field offices and warehouse leases from December 31, 2010. Rent expense associated with these leases and the previously leased compression equipment was approximately $0.6 million and $1.7 million for the three and nine months ended September 30, 2011, respectively, and $0.5 million and $5.4 million for the three and nine months ended September 30, 2010, respectively.
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

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
9. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

	Statement of Income
	Three Months Ended September 30, 2011
	Western		Non-
	Gas	Subsidiary	Guarantor
thousands	Partners, LP	Guarantors	Subsidiary	Eliminations	Consolidated

Revenues	$(938)	$155,787	$21,014	$—	$175,863
Operating expenses	13,864	103,415	13,112	—	130,391

Operating income (loss)	(14,802)	52,372	7,902	—	45,472
Interest income – affiliates	4,225	—	—	—	4,225
Interest expense	(8,938)	7	—	—	(8,931)
Other income (expense), net	5	—	3	—	8
Equity income from consolidated subsidiaries	56,318	4,031	—	(60,349)	—

Income before income taxes	36,808	56,410	7,905	(60,349)	40,774
Income tax expense	—	92	—	—	92

Net income	36,808	56,318	7,905	(60,349)	40,682
Net income attributable to noncontrolling interests	—	3,873	—	—	3,873

Net income attributable to Western Gas Partners, LP	$36,808	$52,445	$7,905	$(60,349)	$36,809

	Statement of Income
	Three Months Ended September 30, 2010
	Western		Non-
	Gas	Subsidiary	Guarantor
thousands	Partners, LP	Guarantors	Subsidiary	Eliminations	Consolidated

Revenues	$12,483	$100,326	$10,242	$—	$123,051
Operating expenses	15,178	66,037	5,057	—	86,272

Operating income (loss)	(2,695)	34,289	5,185	—	36,779
Interest income – affiliates	5,377	(1,152)	—	—	4,225
Interest expense	(6,808)	—	—	—	(6,808)
Other income (expense), net	31	30	1	—	62
Equity income from consolidated subsidiaries	35,327	2,645	—	(37,972)	—

Income before income taxes	31,232	35,812	5,186	(37,972)	34,258
Income tax expense	—	1,061	—	—	1,061

Net income	31,232	34,751	5,186	(37,972)	33,197
Net income attributable to noncontrolling interests	—	2,541	—	—	2,541

Net income attributable to Western Gas Partners, LP	$31,232	$32,210	$5,186	$(37,972)	$30,656

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
9. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

	Statement of Income
	Nine Months Ended September 30, 2011
	Western		Non-
	Gas	Subsidiary	Guarantor
thousands	Partners, LP	Guarantors	Subsidiary	Eliminations	Consolidated

Revenues	$(1,657)	$437,898	$48,269	$—	$484,510
Operating expenses	39,882	283,992	28,552	—	352,426

Operating income (loss)	(41,539)	153,906	19,717	—	132,084
Interest income – affiliates	12,675	—	—	—	12,675
Interest expense	(21,766)	(1,186)	—	—	(22,952)
Other income (expense), net	(1,931)	9	8	—	(1,914)
Equity income from consolidated subsidiaries	158,293	10,060	—	(168,353)	—

Income before income taxes	105,732	162,789	19,725	(168,353)	119,893
Income tax expense	—	1,715	—	—	1,715

Net income	105,732	161,074	19,725	(168,353)	118,178
Net income attributable to noncontrolling interests	—	9,665	—	—	9,665

Net income attributable to Western Gas Partners, LP	$105,732	$151,409	$19,725	$(168,353)	$108,513

	Statement of Income
	Nine Months Ended September 30, 2010
	Western		Non-
	Gas	Subsidiary	Guarantor
thousands	Partners, LP	Guarantors	Subsidiary	Eliminations	Consolidated

Revenues	$18,643	$325,899	$32,428	$—	$376,970
Operating expenses	30,088	219,291	16,503	—	265,882

Operating income (loss)	(11,445)	106,608	15,925	—	111,088
Interest income – affiliates	14,425	(1,750)	—	—	12,675
Interest expense	(14,547)	—	—	—	(14,547)
Other income (expense), net	(2,346)	30	5	—	(2,311)
Equity income from consolidated subsidiaries	92,688	8,125	—	(100,813)	—

Income before income taxes	78,775	113,013	15,930	(100,813)	106,905
Income tax expense	—	9,861	—	—	9,861

Net income	78,775	103,152	15,930	(100,813)	97,044
Net income attributable to noncontrolling interests	—	7,806	—	—	7,806

Net income attributable to Western Gas Partners, LP	$78,775	$95,346	$15,930	$(100,813)	$89,238

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
9. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

	Balance Sheet
	September 30, 2011
	Western		Non-
	Gas	Subsidiary	Guarantor
thousands	Partners, LP	Guarantors	Subsidiary	Eliminations	Consolidated

Current assets	$180,050	$77,384	$27,706	$—	$285,140
Note receivable – Anadarko	260,000	—	—	—	260,000
Investment in consolidated subsidiaries	1,199,486	115,866	—	(1,315,352)	—
Net property, plant and equipment	124	1,523,324	209,486	—	1,732,934
Other long-term assets	8,592	156,877	—	—	165,469

Total assets	$1,648,252	$1,873,451	$237,192	$(1,315,352)	$2,443,543

Current liabilities	$10,379	$58,587	$12,563	$—	$81,529
Long-term debt	669,061	—	—	—	669,061
Asset retirement obligations and other	75	60,733	2,052	—	62,860

Total liabilities	679,515	119,320	14,615	—	813,450
Partners’ capital	968,737	1,647,348	222,577	(1,315,352)	1,523,310
Noncontrolling interests	—	106,783	—	—	106,783

Total liabilities, equity and partners’ capital	$1,648,252	$1,873,451	$237,192	$(1,315,352)	$2,443,543

	Balance Sheet
	December 31, 2010
	Western		Non-
	Gas	Subsidiary	Guarantor
thousands	Partners, LP	Guarantors	Subsidiary	Eliminations	Consolidated

Current assets	$24,972	$208,208	$10,346	$(200,342)	$43,184
Note receivable – Anadarko	260,000	—	—	—	260,000
Investment in consolidated subsidiaries	1,052,073	97,018	—	(1,149,091)	—
Net property, plant and equipment	165	1,264,664	181,214	—	1,446,043
Other long-term assets	2,361	104,542	—	—	106,903

Total assets	$1,339,571	$1,674,432	$191,560	$(1,349,433)	$1,856,130

Current liabilities	$201,989	$42,090	$2,127	$(200,342)	$45,864
Long-term debt	474,000	—	—	—	474,000
Asset retirement obligations and other	38	59,848	1,954	—	61,840

Total liabilities	676,027	101,938	4,081	(200,342)	581,704
Partners’ capital	663,544	1,482,032	187,479	(1,149,091)	1,183,964
Noncontrolling interests	—	90,462	—	—	90,462

Total liabilities, equity and partners’ capital	$1,339,571	$1,674,432	$191,560	$(1,349,433)	$1,856,130

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
9. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

	Statement of Cash Flows
	Nine Months Ended September 30, 2011
	Western		Non-
	Gas	Subsidiary	Guarantor
thousands	Partners, LP	Guarantors	Subsidiary	Eliminations	Consolidated
Net income	$105,732	$161,074	$19,725	$(168,353)	$118,178
Adjustments to reconcile net income to net cash provided by operating activities:
Equity income from consolidated subsidiaries	(158,293)	(10,060)	—	168,353	—
Depreciation, amortization and impairments	41	61,120	4,351	—	65,512
Change in other items, net	(134,596)	151,714	(78)	—	17,040

Net cash provided by (used in) operating activities	(187,116)	363,848	23,998	—	200,730
Net cash used in investing activities	(25,000)	(368,866)	(25,400)	17,564	(401,702)
Net cash provided by (used in) financing activities	422,529	5,018	15,373	(17,564)	425,356

Net increase (decrease) in cash and cash equivalents	210,413	—	13,971	—	224,384
Cash and cash equivalents at beginning of period	21,480	—	5,594	—	27,074

Cash and cash equivalents at end of period	$231,893	$—	$19,565	$—	$251,458

	Statement of Cash Flows
	Nine Months Ended September 30, 2010
	Western		Non-
	Gas	Subsidiary	Guarantor
thousands	Partners, LP	Guarantors	Subsidiary	Eliminations	Consolidated
Net income	$78,775	$103,152	$15,930	$(100,813)	$97,044
Adjustments to reconcile net income to net cash provided by operating activities:
Equity income from consolidated subsidiaries	(92,688)	(8,125)	—	100,813	—
Depreciation, amortization and impairments	40	50,333	4,310	—	54,683
Change in other items, net	95,556	(90,098)	(1,476)	—	3,982

Net cash provided by operating activities	81,683	55,262	18,764	—	155,709
Net cash used in investing activities	(734,781)	(116,624)	(2,047)	—	(853,452)
Net cash provided by (used in) financing activities	621,720	61,362	(18,923)	—	664,159

Net increase (decrease) in cash and cash equivalents	(31,378)	—	(2,206)	—	(33,584)
Cash and cash equivalents at beginning of period	61,630	—	8,354	—	69,984

Cash and cash equivalents at end of period	$30,252	$—	$6,148	$—	$36,400

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The following discussion analyzes our financial condition and results of operations and should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements, which are included under Part I, Item 1 of this quarterly report, as well as our historical consolidated financial statements, and the notes thereto, which are included in Part I, Item 8 of our 2010 annual report on Form 10-K as filed with the Securities and Exchange Commission, or “SEC,” on February 24, 2011. Unless the context otherwise requires, references to “we,” “us,” “our,” the “Partnership” or “Western Gas Partners” refers to Western Gas Partners, LP and its subsidiaries, including the financial results of the Partnership assets (described below) from their respective acquisition dates, combined with the financial results and operations of the Wattenberg assets (defined in Acquisitions) and 0.4% interest in White Cliffs (defined below) for all periods presented. For ease of reference, we refer to the historical financial results of the Partnership assets prior to our acquisitions as being “our” historical financial results. “Anadarko” or “Parent” refers to Anadarko Petroleum Corporation and its consolidated subsidiaries, excluding the Partnership and the general partner. Our “general partner” refers to Western Gas Holdings, LLC, a wholly owned subsidiary of Anadarko and the general partner of the Partnership. “Affiliates” refers to wholly owned and partially owned subsidiaries of Anadarko, excluding the Partnership, and also refers to Fort Union Gas Gathering, L.L.C., or “Fort Union,” and White Cliffs Pipeline, L.L.C., or “White Cliffs.” References to the “Partnership assets” refer collectively to the assets owned by the Partnership as of September 30, 2011.
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
          These forward-looking statements involve risks and uncertainties. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the following risks and uncertainties:
•	our assumptions about the energy market;
•	future throughput, including Anadarko’s production, which is gathered or processed by or transported through our assets;
•	operating results;
•	competitive conditions;
•	technology;
•	the availability of capital resources to fund acquisitions, capital expenditures and other contractual obligations, and our ability to access those resources from Anadarko or through the debt or equity capital markets;
•	the supply of and demand for, and the prices of, oil, natural gas, NGLs and other products or services;
•	the weather;
•	inflation;
•	the availability of goods and services;
•	general economic conditions, either internationally, nationally or within the jurisdictions in which we are doing business;

•	changes in environmental and safety regulations; environmental risks; regulations by the Federal Energy Regulatory Commission, or “FERC;” and liability under federal and state laws and regulations;
•	legislative or regulatory changes affecting our status as a partnership for federal income tax purposes;
•	changes in the financial or operational condition of our sponsor, Anadarko, including changes as a result of remaining claims related to the Deepwater Horizon events for which Anadarko is not indemnified;
•	changes in Anadarko’s capital program, strategy or desired areas of focus;
•	our commitments to capital projects;
•	the ability to utilize our revolving credit facility;
•	the creditworthiness of Anadarko or our other counterparties, including financial institutions, operating partners, and other parties;
•	our ability to repay debt;
•	our ability to maintain and/or obtain rights to operate our assets on land owned by third parties;
•	our ability to acquire assets on acceptable terms;
•	non-payment or non-performance of Anadarko or other significant customers, including under our gathering, processing and transportation agreements and our $260.0 million note receivable from Anadarko;
•	electronic, cyber and physical security breaches; and
•	other factors discussed below and elsewhere in “Risk Factors” under Part I, Item 1A in our 2010 annual report on Form 10-K, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” under Part II, Item 7 included in our 2010 annual report on Form 10-K, our quarterly reports on Form 10-Q and in our other public filings and press releases.
          The risk factors and other factors noted throughout or incorporated by reference in this report could cause our actual results to differ materially from those contained in any forward-looking statement. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

EXECUTIVE SUMMARY
          We are a growth-oriented limited partnership organized by Anadarko to own, operate, acquire and develop midstream energy assets. We currently operate in East and West Texas, the Rocky Mountains (Colorado, Utah and Wyoming) and the Mid-Continent (Kansas and Oklahoma) and are engaged primarily in the business of gathering, processing, compressing, treating and transporting natural gas, condensate, NGLs and crude oil for Anadarko and third-party producers and customers. As of September 30, 2011, our assets consist of eleven gathering systems, seven natural gas treating facilities, seven natural gas processing facilities, one NGL pipeline, one interstate pipeline, and interests in a gas gathering system and a crude oil pipeline accounted for under the equity method.
          Significant financial highlights during the first nine months of 2011 include the following:
•	In September 2011, we issued 5,750,000 common units to the public, generating net proceeds of $202.8 million, including the general partner’s proportionate capital contributions to maintain its 2.0% general partner interest. Net proceeds from this offering will be used for general partnership purposes and to repay amounts outstanding under our revolving credit facility.
•	Our stable operating cash flow enabled us to raise our distribution to $0.42 per unit for the third quarter of 2011, representing a 4% increase over the distribution for the second quarter of 2011 and our tenth consecutive quarterly increase.
•	In July 2011, we acquired Anadarko’s Bison gas treating facility and related assets located in the Powder River Basin in northeastern Wyoming. The consideration paid consisted of $25.0 million in cash on hand and the issuance of common units and general partner units as described in Acquisitions.
•	In May 2011, we issued $500.0 million aggregate principal amount of 5.375% Senior Notes due 2021. Net proceeds from this issuance were used primarily to repay amounts outstanding under our revolving credit facility. Refer to Liquidity and Capital Resources for additional information.
•	In March 2011, we issued 3,852,813 common units to the public, generating net proceeds of $132.6 million, including the general partner’s proportionate capital contributions to maintain its 2.0% general partner interest. Net proceeds from this offering were used primarily to repay amounts outstanding under our revolving credit facility.
•	In March 2011, we entered into an amended and restated $800.0 million senior unsecured revolving credit facility to amend and restate our $450.0 million credit facility. Refer to Liquidity and Capital Resources for additional information.
•	In February 2011, we acquired the Platte Valley gathering system and processing plant from a third party for $302.0 million, funded primarily by borrowings under our revolving credit facility. These assets are located in the Denver-Julesburg basin, north and east of Denver, Colorado, and consist of a cryogenic processing plant, two fractionation trains and a natural gas gathering system.
Significant operational highlights during the first nine months of 2011 include the following:
•	Our gross margin (total revenues less cost of product) for the three months ended September 30, 2011, averaged $0.56 per Mcf, representing a 12% increase compared to the three months ended September 30, 2010, and averaged $0.55 per Mcf for the nine months ended September 30, 2011, representing an 2% increase compared to the nine months ended September 30, 2010. The increase in gross margin per Mcf is primarily due to volume growth related to higher-margin systems, including the addition of the Platte Valley system, and increased throughput at the Wattenberg and Hilight systems. The predominantly fee-based and fixed-price structure of our contracts mitigated the impact of changes in commodity prices on our gross margin.
•	Our throughput totaled 1,957 MMcf/d and 1,942 MMcf/d for the three and nine months ended September 30, 2011, respectively, representing an 11% and 16% increase, respectively, compared to the same periods in 2010.

ACQUISITIONS
Acquisitions. The following table presents our acquisitions completed during 2010 and 2011, and details the funding for those acquisitions through borrowings, cash on hand and/or the issuance of equity:

thousands except unit and	Acquisition	Percentage		Cash	Common	GP Units
percent amounts	Date	Acquired	Borrowings	On Hand	Units Issued	Issued
Granger (1)	01/29/10	100%	$210,000	$31,680	620,689	12,667
Wattenberg (2)	08/02/10	100%	450,000	23,100	1,048,196	21,392
White Cliffs (3)	09/28/10	10%	—	38,047	—	—
Platte Valley (4)	02/28/11	100%	303,000	602	—	—
Bison (5)	07/08/11	100%	—	25,000	2,950,284	60,210

(1)	The assets acquired from Anadarko include (i) the Granger gathering system, a 750-mile gathering system with related compressors and other facilities, and (ii) the Granger complex, consisting of two cryogenic trains with combined capacity of 200 MMcf/d, a refrigeration train with capacity of 100 MMcf/d, an NGLs fractionation facility with capacity of 9,500 barrels per day, and ancillary equipment. These assets, located in southwestern Wyoming, are referred to collectively as the “Granger assets” or “Granger system” and the acquisition as the “Granger acquisition.” In connection with the acquisition, we entered into a ten-year fee-based arrangement covering a majority of the Granger assets’ affiliate throughput and five-year, fixed-price commodity swap agreements with Anadarko, which cover non-fee-based volumes processed at the Granger complex.
(2)	The assets acquired from Anadarko include the Wattenberg gathering system and related facilities, including the Fort Lupton processing plant. These assets, located in the Denver-Julesburg Basin, north and east of Denver, Colorado, are referred to collectively as the “Wattenberg assets” or “Wattenberg system” and the acquisition as the “Wattenberg acquisition.” In connection with the acquisition, we entered into a ten-year fee-based arrangement covering all of the Wattenberg assets’ affiliate throughput and five-year, fixed-price commodity swap agreements with Anadarko, which fix the margin we will realize from the purchase and sale of natural gas, condensate or NGLs at the Wattenberg assets.
(3)	White Cliffs owns a crude oil pipeline that originates in Platteville, Colorado and terminates in Cushing, Oklahoma, which became operational in June 2009. Our acquisition of the 0.4% interest in White Cliffs and related purchase option from Anadarko combined with the acquisition of an additional 9.6% interest in White Cliffs from a third party, are referred to collectively as the “White Cliffs acquisition.” Our interest in White Cliffs is referred to as the “White Cliffs investment.”
(4)	The assets acquired from a third party include (i) a processing plant with cryogenic capacity of 84 MMcf/d, (ii) two fractionation trains, (iii) a 1,098 mile natural gas gathering system that delivers gas to the Platte Valley plant, either directly or through our Wattenberg gathering system, and (iv) related equipment. These assets, located in the Denver-Julesburg Basin, are referred to collectively as the “Platte Valley assets” or “Platte Valley system” and the acquisition as the “Platte Valley acquisition.” In connection with the acquisition, we entered into long-term fee-based agreements with the seller to gather and process its existing gas production, as well as to expand the existing gathering systems and processing capacity. We financed the Platte Valley acquisition with borrowings under our revolving credit facility. See Note 1. Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements included under Part I, Item 1 of this Form 10-Q.
(5)	We acquired Anadarko’s Bison gas treating facility and related assets located in the Powder River Basin in northeastern Wyoming, including (i) three amine treating units with a combined CO2 treating capacity of 450 MMcf/d, (ii) three compressor units with combined compression of 5,230 horsepower, and (iii) five generators with combined power output of 6.5 megawatts. These assets are referred to collectively as the “Bison assets” and the acquisition as the “Bison acquisition.” The Bison assets are the only treating and delivery point into the third-party owned Bison pipeline.

Presentation of Partnership acquisitions. References to the “Partnership assets” refer collectively to the assets owned by the Partnership as of September 30, 2011. Because of Anadarko’s control of the Partnership through its ownership of our general partner, each acquisition of Partnership assets as of September 30, 2011, except for the acquisitions of the Platte Valley assets and the 9.6% interest in White Cliffs from third parties, was considered a transfer of net assets between entities under common control. As a result, after each acquisition of assets from Anadarko, the Partnership is required to revise our financial statements to include the activities of the Partnership assets as of the date of common control. Anadarko began construction of the Bison assets in 2009 and placed them in service in June 2010.
          Our historical financial statements as filed with the SEC have been recast in this quarterly report on Form 10-Q to include the results attributable to the Bison assets as if we owned such assets for all periods presented. The consolidated financial statements for periods prior to our acquisition of the Partnership assets have been prepared from Anadarko’s historical cost basis accounts and may not necessarily be indicative of the actual results of operations that would have occurred if we had owned the assets during the periods reported. Net income attributable to the Partnership assets for periods prior to the Partnership’s acquisition of the Bison assets in 2011, and the White Cliffs investment and Wattenberg assets in 2010, is not allocated to the limited partners for purposes of calculating net income per common unit. In addition, certain amounts in prior periods have been reclassified to conform to the current presentation. Our noncontrolling interests represent the aggregate 49% interest in Chipeta Processing LLC (“Chipeta”) held by Anadarko and a third party.
EQUITY OFFERINGS
Equity offerings. We completed the following public equity offerings during 2010 and 2011:

				Underwriting
				Discount and
thousands except unit	Common	GP Units	Price Per	Other Offering	Net
and per-unit amounts	Units Issued (2)	Issued (3)	Unit	Expenses	Proceeds
May 2010 equity offering (1)	4,558,700	93,035	$22.25	$4,427	$99,074
November 2010 equity offering	8,415,000	171,734	29.92	10,279	246,729
March 2011 equity offering	3,852,813	78,629	35.15	5,621	132,569
September 2011 equity offering	5,750,000	117,347	35.86	7,624	202,779

(1)	The May 2010 equity offering refers collectively to the May 2010 equity offering issuance, and the June 2010 exercise of the underwriters’ over-allotment option.
(2)	Common units issued includes the issuance of 558,700 common units, 915,000 common units, 302,813 common units and 750,000 common units pursuant to the exercise, in full or in part, of the underwriters’ over-allotment options granted in connection with the May 2010, November 2010, March 2011 and September 2011 equity offerings, respectively.
(3)	GP units issued represents general partner units issued to the general partner in exchange for the general partner’s proportionate capital contribution to maintain its 2.0% interest.

RESULTS OF OPERATIONS
OPERATING RESULTS
          The following tables and discussion present a summary of our results of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
thousands	2011	2010	2011	2010
Gathering, processing and transportation of natural gas and natural gas liquids	$71,873	$60,363	$211,418	$172,769
Natural gas, natural gas liquids and condensate sales	101,079	59,887	263,041	196,792
Equity income and other, net	2,911	2,801	10,051	7,409

Total revenues (1)	175,863	123,051	484,510	376,970
Total operating expenses (1)	130,391	86,272	352,426	265,882

Operating income	45,472	36,779	132,084	111,088
Interest income — affiliates	4,225	4,225	12,675	12,675
Interest expense	(8,931)	(6,808)	(22,952)	(14,547)
Other income (expense), net	8	62	(1,914)	(2,311)

Income before income taxes	40,774	34,258	119,893	106,905
Income tax expense	92	1,061	1,715	9,861

Net income	40,682	33,197	118,178	97,044
Net income attributable to noncontrolling interests	3,873	2,541	9,665	7,806

Net income attributable to Western Gas Partners, LP	$36,809	$30,656	$108,513	$89,238

Key Performance Metrics (2)
Gross margin	$107,188	$85,607	$306,633	$259,047
Adjusted EBITDA attributable to Western Gas Partners, LP	$66,045	$52,896	$192,922	$156,693
Distributable cash flow	$51,338	$45,490	$164,768	$139,843

(1)	Revenues include affiliate amounts earned by the Partnership from services provided to our affiliates, as well as from sale of residue gas, condensate and NGLs to our affiliates. Operating expenses include amounts charged by our affiliates for services as well as reimbursement of amounts paid by affiliates to third parties on our behalf. See Note 4. Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
(2)	Gross margin, Adjusted EBITDA attributable to Western Gas Partners, LP (“Adjusted EBITDA”) and Distributable cash flow are defined under the caption Operating results within this Item 2. Such caption also includes reconciliations of Adjusted EBITDA and Distributable cash flow to their most directly comparable measures calculated and presented in accordance with generally accepted accounting principles (“GAAP”).
          For purposes of the following discussion, any increases or decreases “for the three months ended September 30, 2011” refer to the comparison of the three months ended September 30, 2011, to the three months ended September 30, 2010; any increases or decreases “for the nine months ended September 30, 2011” refer to the comparison of the nine months ended September 30, 2011, to the nine months ended September 30, 2010; and any increases or decreases “for the three and nine months ended September 30, 2011” refer to both the comparison for the three months ended September 30, 2011, and to the comparison for the nine months ended September 30, 2011.

Operating Statistics

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
MMcf/d except percentages	2011	2010	Δ	2011	2010	Δ
Gathering, treating and transportation throughput (1)	1,219	1,132	8%	1,270	1,089	17%
Processing throughput (2)	917	707	30%	840	668	26%
Equity investment throughput (3)	79	115	(31)%	69	117	(41)%

Total throughput (4)	2,215	1,954	13%	2,179	1,874	16%
Throughput attributable to noncontrolling interests	258	195	32%	237	194	22%

Total throughput attributable to Western Gas Partners, LP	1,957	1,759	11%	1,942	1,680	16%

(1)	Excludes average NGL pipeline volumes of 25 MBbls/d and 11 MBbls/d, for the three months ended September 30, 2011 and 2010, respectively, and 23 MBbls/d and 15 MBbls/d for the nine months ended September 30, 2011 and 2010, respectively.
(2)	Consists of 100% of Chipeta, Granger and Hilight system volumes and 50% of Newcastle system volumes for all periods presented as well as throughput beginning March 2011 attributable to the Platte Valley system.
(3)	Represents our 14.81% share of Fort Union’s gross volumes and excludes crude oil throughput measured in barrels attributable to White Cliffs.
(4)	Includes affiliate, third-party and equity-investment volumes.
          Gathering, treating and transportation throughput increased by 87 MMcf/d and 181 MMcf/d for the three and nine months ended September 30, 2011, respectively, primarily due to the startup of the Bison system in June 2010 and throughput increases at the Wattenberg system due to increased drilling activity in the area. These increases were partially offset by lower throughput at the MIGC system resulting from the January 2011 expiration of certain contracts that were not renewed due to the startup of the third-party owned Bison pipeline, and throughput decreases at the Haley, Pinnacle, Dew and Hugoton systems resulting from natural production declines and reduced drilling activity in those areas.
          Processing throughput increased by 210 MMcf/d and 172 MMcf/d for the three and nine months ended September 30, 2011, respectively, primarily due to the additional throughput from the Platte Valley system acquired in February 2011, as well as throughput increases at the Chipeta and Hilight systems, resulting from drilling activity in these areas driven by the relatively high liquid content of the gas volumes produced.
          Equity investment volumes decreased by 36 MMcf/d and by 48 MMcf/d for the three and nine months ended September 30, 2011, respectively, due to lower throughput at the Fort Union system following the startup of the Bison pipeline.
Natural Gas Gathering, Processing and Transportation Revenues

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
thousands except percentages	2011	2010	Δ	2011	2010	Δ
Gathering, processing and transportation of natural gas and natural gas liquids	$71,873	$60,363	19%	$211,418	$172,769	22%
          Gathering, processing and transportation of natural gas and natural gas liquids revenues increased by $11.5 million and $38.6 million for the three and nine months ended September 30, 2011, respectively, due to the acquisition of the Platte Valley system, the June 2010 startup of the Bison system, and increased third-party throughput at the Chipeta system. Increases for the three months ended September 30, 2011, are also attributable to increased fee revenue at the Wattenberg system as a result of changes in affiliate contract terms (from primarily keep-whole and percentage-of-proceeds arrangements to fee-based arrangements), effective July 2010. These increases were partially offset by decreased fee revenue at MIGC due to the January 2011 expiration of certain contracts, along with decreased volume due to natural declines at the Haley, Hugoton and Dew systems.

Natural Gas, Natural Gas Liquids and Condensate Sales

	Three Months Ended			Nine Months Ended
thousands except percentages and	September 30,			September 30,
per-unit amounts	2011	2010	Δ	2011	2010	Δ

Natural gas sales	$30,276	$19,064	59%	$79,965	$48,652	64%
Natural gas liquids sales	64,145	38,053	69%	159,361	127,724	25%
Drip condensate sales	6,658	2,770	140%	23,715	20,416	16%

Total	$101,079	$59,887	69%	$263,041	$196,792	34%

Average price per unit:
Natural gas (per Mcf)	$5.88	$5.97	(2)%	$5.87	$5.74	2%
Natural gas liquids (per Bbl)	$51.06	$41.36	23%	$47.94	$40.57	18%
Drip condensate (per Bbl)	$76.93	$67.61	14%	$74.56	$70.93	5%
          Including the effects of commodity price swap agreements, total natural gas, natural gas liquids and condensate sales increased by $41.2 million for the three months ended September 30, 2011, which consisted of a $26.1 million increase in NGLs sales, an $11.2 million increase in natural gas sales and a $3.9 million increase in drip condensate sales. The increase in natural gas sales was due to a 60% increase in the volume and the increase in NGLs sales was due to a 25% increase in the volume sold, both as a result of higher throughput at the Hilight system and the acquisition of the Platte Valley system. The increase in NGL sales was also attributable to a 23% increase in NGLs sales prices. The increase in drip condensate sales for the three months ended September 30, 2011, was primarily due to an increase in the volume and average sales prices at the Wattenberg system along with Platte Valley sales.
          Including the effects of commodity price swap agreements, total natural gas, natural gas liquids and condensate sales increased by $66.2 million for the nine months ended September 30, 2011, which consisted of a $31.6 million increase in NGLs sales, a $31.3 million increase in natural gas sales and a $3.3 million increase in drip condensate sales. The increase in natural gas sales was due to a 60% increase in the volume of sold and a 2% increase in the average price. The increase in NGLs sales was primarily due to an 18% increase in average price and a 3% increase in volume sold. The increase in volumes was as a result of higher throughput at the Chipeta and Hilight system as well as the acquisition of the Platte Valley system, partially offset by the decrease in volumes sold at the Wattenberg system as a result of changes in affiliate contract terms (from primarily keep-whole and percentage-of-proceeds arrangements to fee-based arrangements, whereby the producer takes product in kind) effective July 2010. The increase in drip condensate sales for the nine months ended September 30, 2011, was primarily due to a higher average sales price at the Wattenberg and Hugoton systems and Platte Valley sales, partially offset by a decrease in the volume of drip condensate sold.
          The average natural gas and NGLs prices for the three and nine months ended September 30, 2011, include the effects of commodity price swap agreements attributable to sales for the Granger, Wattenberg, Hilight, Newcastle and Hugoton systems. The average natural gas and NGLs prices for the three and nine months ended September 30, 2010, include the effects of commodity price swap agreements attributable to sales for only the Granger, Hilight and Newcastle systems. See Note 4. Transactions with Affiliates—Commodity price swap agreements in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Cost of Product and Operation and Maintenance Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
thousands except percentages	2011	2010	Δ	2011	2010	Δ
Cost of product	$68,675	$37,444	83%	$177,877	$117,923	51%
Operation and maintenance	27,012	19,924	36%	74,628	64,798	15%

Total cost of product and operation and maintenance expenses	$95,687	$57,368	67%	$252,505	$182,721	38%

          Including the effects of commodity price swap agreements on purchases, cost of product expense increased by $31.2 million for the three months ended September 30, 2011, which includes a $14.0 million increase due to the acquisition of the Platte Valley system, and increased throughput at the Hilight and Chipeta systems.
          Including the effects of commodity price swap agreements on purchases, cost of product expense increased by $60.0 million for the nine months ended September 30, 2011, which includes a $31.5 million increase due to the acquisition of the Platte Valley system, as well as increased throughput at the Hilight and Chipeta systems, partially offset by a $7.6 million decrease due to changes in gas imbalance positions.
          Cost of product expense for the three and nine months ended September 30, 2011, include the effects of commodity price swap agreements attributable to purchases for the Granger, Wattenberg, Hilight, Newcastle and Hugoton systems. Cost of product expense for the three and nine months ended September 30, 2010, include the effects of commodity price swap agreements attributable to purchases for the Granger, Wattenberg, Hilight and Newcastle systems. See Note 4. Transactions with Affiliates—Commodity price swap agreements in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
          During the three months ended September 30, 2011, $1.3 million of expenses, net, related to prior periods were recorded in our consolidated statements of income. As a result of a metering adjustment, we recorded $0.7 million of cost of product during the quarter, of which $0.3 million related to 2008, $0.2 million related to 2009 and $0.2 million related to 2010. In addition, as a result of a true-up of expenses related to the transition period in conjunction with the Platte Valley acquisition, we recorded $0.6 million of cost of product during the quarter, of which $0.4 million related to the first quarter of 2011 and $0.2 million related to the second quarter of 2011. Management determined the adjustments were not material to our consolidated financial statements for the years ended December 31, 2010, 2009 and 2008, nor to our interim financial statements, and accordingly, determined that restatement of our previously reported financial statements was not necessary.
          Operation and maintenance expense increased by $7.1 million for the three months ended September 30, 2011, primarily due to the acquisition of the Platte Valley system, the Bison system being fully operational during 2011 compared to the gradual startup beginning June 2010 and increased field personnel at the Wattenberg system.
          Operation and maintenance expense increased by $9.8 million for the nine months ended September 30, 2011, primarily due to the acquisition of the Platte Valley system and the June 2010 startup of the Bison system, partially offset by a decrease related to annual incentive compensation attributed to the Wattenberg system prior to our acquisition and lower compressor lease expenses resulting from the purchase of compressors used at the Wattenberg system leased during 2010.

General and Administrative, Depreciation and Other Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
thousands except percentages	2011	2010	Δ	2011	2010	Δ
General and administrative	$7,643	$5,970	28%	$21,777	$17,600	24%
Property and other taxes	4,411	3,610	22%	12,632	10,878	16%
Depreciation, amortization and impairments	22,650	19,324	17%	65,512	54,683	20%

Total general and administrative, depreciation and other expenses	$34,704	$28,904	20%	$99,921	$83,161	20%

          General and administrative expenses increased by $1.7 million and $4.2 million for the three and nine months ended September 30, 2011, respectively, due to an increase in noncash payroll expenses primarily due to an increase in the value of incentive plan awards.
          Property and other taxes increased by $0.8 million and $1.8 million for the three and nine months ended September 30, 2011, respectively, primarily due to the ad valorem tax for the Bison, Platte Valley and Wattenberg assets.
          Depreciation, amortization and impairments increased by $3.3 million and $10.8 million for the three and nine months ended September 30, 2011, respectively, primarily attributable to the addition of the Bison and Platte Valley systems, and depreciation associated with capital projects completed and capitalized at the Wattenberg, Hugoton and Hilight systems.
Interest Income and Interest Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
thousands except percentages	2011	2010	Δ	2011	2010	Δ
Interest income — affiliates	$4,225	$4,225	—%	$12,675	$12,675	—%

Third Parties
Interest expense on long-term debt	(6,739)	(3,012)	124%	(13,889)	(5,119)	171%
Amortization of debt issuance costs and commitment fees	(1,078)	(860)	25%	(4,282)	(2,309)	85%
Capitalized interest	121	—	nm (1)	134	—	nm (1)
Affiliates
Interest expense on notes payable	(1,234)	(1,750)	(29)%	(3,701)	(5,250)	(30)%
Interest expense, net on affiliate balances (2)	(1)	(1,160)	(100)%	(1,214)	(1,773)	(32)%
Credit facility commitment fees	—	(26)	(100)%	—	(96)	(100)%

Interest expense	$(8,931)	$(6,808)	31%	$(22,952)	$(14,547)	58%

(1)	Percent change is not meaningful (“nm”).
(2)	Incurred on intercompany borrowings associated with the Bison assets in 2011, and associated with the Bison assets, White Cliffs investment and Wattenberg assets in 2010, prior to such assets being acquired by the Partnership.
          Interest expense increased by $2.1 million and $8.4 million for the three and nine months ended September 30, 2011, respectively, due to interest expense incurred on the 5.375% Senior Notes issued in May 2011, interest expense during 2011 under the Wattenberg term loan (described in Liquidity and Capital Resources), as well as $1.3 million of accelerated amortization expense related to the early repayment of the Wattenberg term loan in March 2011. This increase is partially offset by a decrease in interest expense on the Note Payable to Anadarko, which was amended in December 2010 reducing the interest rate from 4.00% to 2.82% for the remainder of the term, and lower interest expense on amounts outstanding on our revolving credit facility during 2011. See Note 7. Debt and Interest Expense in the Notes to Consolidated Financial Statements included under Part I, Item 1 of this Form 10-Q.

Other Income (Expense), Net

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
thousands except percentages	2011	2010	Δ	2011	2010	Δ

Other income (expense), net	$8	$62	(87)%	$(1,914)	$(2,311)	(17)%
          Other income (expense), net for the nine months ended September 30, 2011, primarily consists of the $1.9 million loss realized on the interest-rate swap agreement entered into in March 2011 and terminated in May 2011. Other income (expense), net for the nine months ended September 30, 2010, primarily relates to financial agreements entered into in April 2010 to fix the underlying ten-year Treasury rates with respect to potential note issuances that were under consideration at that time. Upon reaching our decision not to issue the notes in May 2010, we terminated the agreements at a cost of $2.4 million.
Income Tax Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
thousands except percentages	2011	2010	Δ	2011	2010	Δ

Income before income taxes	$40,774	$34,258	19%	$119,893	$106,905	12%
Income tax expense	92	1,061	(91)%	1,715	9,861	(83)%
Effective tax rate	—%	3%		1%	9%
          We are not a taxable entity for U.S. federal income tax purposes, although the portion of our income apportionable to Texas is subject to Texas margin tax. Income attributable to (a) the Bison assets prior to and including June 2011, (b) the Wattenberg assets prior to and including July 2010 and (c) the Granger assets prior to and including January 2010 were subject to federal and state income tax, resulting in the lower income tax expense for the three and nine months ended September 30, 2011. Income earned by the Granger, Wattenberg and Bison assets for periods subsequent to January 2010, July 2010 and June 2011, respectively, was subject only to Texas margin tax on the portion of their incomes apportionable to Texas.
          For 2011 and 2010, the Partnership’s variance from the federal statutory rate is primarily attributable to the Partnership’s status as a non-taxable entity for U.S. federal income tax purposes.
Noncontrolling Interests

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
thousands except percentages	2011	2010	Δ	2011	2010	Δ

Net income attributable to noncontrolling interests	$3,873	$2,541	52%	$9,665	$7,806	24%
          For the three and nine months ended September 30, 2011, net income attributable to noncontrolling interests increased by $1.3 million and $1.9 million, respectively, primarily due to the higher volumes and improved liquids recoveries at the Chipeta system.

Key Performance Metrics

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
thousands except percentages	2011	2010	Δ	2011	2010	Δ
and gross margin per Mcf
Gross margin	$107,188	$85,607	25%	$306,633	$259,047	18%
Gross margin per Mcf (1)	0.53	0.48	10%	0.52	0.51	2%
Gross margin per Mcf attributable to Western Gas Partners, LP (2)	0.56	0.50	12%	0.55	0.54	2%
Adjusted EBITDA attributable to Western Gas Partners, LP (3)	66,045	52,896	25%	192,922	156,693	23%
Distributable cash flow (3)	$51,338	$45,490	13%	$164,768	$139,843	18%

(1)	Average for period. Calculated as gross margin (total revenues less cost of product) divided by total throughput, including 100% of gross margin and volumes attributable to Chipeta and our 14.81% interest in income and volumes attributable to Fort Union.

(2)	Average for period. Calculated as gross margin, excluding the noncontrolling interest owners’ proportionate share of revenues and cost of product, divided by total throughput attributable to Western Gas Partners, LP. Calculation includes income attributable to our investments in Fort Union and White Cliffs and volumes attributable to our investment in Fort Union.

(3)	For a reconciliation of Adjusted EBITDA and Distributable cash flow to their most directly comparable financial measures calculated and presented in accordance with GAAP, please read the descriptions below under the captions Adjusted EBITDA and Distributable cash flow.
Gross margin and Gross margin per Mcf. Gross margin increased by $21.6 million and $47.6 million for the three and nine months ended September 30, 2011, respectively, primarily due to the acquisition of the Platte Valley system; higher margins at the Wattenberg, Chipeta and Hilight systems due to an increase in volumes, including the impact of commodity price swap agreements at the Wattenberg and Hilight system; the increase in our interest in White Cliffs from 0.4% to 10% in September 2010; and the start-up of the Bison system in June 2010. These increases were partially offset by lower gross margins at the Dew, Granger and Hugoton systems due to naturally declining production volumes and lower gross margin at the MIGC system due to the expiration of certain firm transportation contracts in January 2011. For the three and nine months ended September 30, 2011, gross margin per Mcf increased by 10% and 2%, respectively, and gross margin per Mcf attributable to Western Gas Partners, LP increased by 12% and 2%, respectively, primarily due to the acquisition of the Platte Valley system in 2011, the additional interest in the White Cliffs system in September 2010 and changes in the throughput mix of the portfolio.
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
          Adjusted EBITDA increased by $13.1 million for the three months ended September 30, 2011, primarily due to a $52.4 million increase in total revenues excluding equity income, partially offset by a $31.2 million increase in cost of product, and a $7.1 million increase in operation and maintenance expenses. Adjusted EBITDA increased by $36.2 million for the nine months ended September 30, 2011, primarily due to a $105.2 million increase in total revenues excluding equity income, partially offset by a $60.0 million increase in cost of product, and a $9.8 million increase in operation and maintenance expenses.
Distributable cash flow. We define “Distributable cash flow” as Adjusted EBITDA, plus interest income, less net cash paid for interest expense (including amortization of deferred debt issuance costs originally paid in cash, offset by non-cash capitalized interest), maintenance capital expenditures, and income taxes. We believe Distributable cash flow is useful to investors because this measurement is used by many companies, analysts and others in the industry as a performance measurement tool to evaluate our operating and financial performance and compare it with the performance of other publicly traded partnerships. We also compare Distributable cash flow to the cash distributions we expect to pay our unitholders. Using this measure, management can quickly compute the coverage ratio of estimated cash flows to planned cash distributions.
          Distributable cash flow increased by $5.8 million for the three months ended September 30, 2011, primarily due to the $13.1 million increase in Adjusted EBITDA, partially offset by a $3.7 million increase in cash paid for maintenance capital expenditures and a $3.4 million increase in net cash paid for interest expense.
          Distributable cash flow increased by $24.9 million for the nine months ended September 30, 2011, primarily due to the $36.2 million increase in Adjusted EBITDA, partially offset by a $9.1 million increase in net cash paid for interest expense and a $2.0 million decrease in cash paid for maintenance capital expenditures.
Reconciliation to GAAP measures. Adjusted EBITDA and Distributable cash flow are not defined in GAAP. The GAAP measures most directly comparable to Adjusted EBITDA are net income attributable to Western Gas Partners, LP and net cash provided by operating activities, while the GAAP measure most directly comparable to Distributable cash flow is net income attributable to Western Gas Partners, LP. Our non-GAAP financial measures of Adjusted EBITDA and Distributable cash flow should not be considered as alternatives to the GAAP measures of net income attributable to Western Gas Partners, LP or net cash provided by operating activities. Adjusted EBITDA has important limitations as an analytical tool because it excludes some, but not all, items that affect net income and net cash provided by operating activities. You should not consider Adjusted EBITDA or Distributable cash flow in isolation or as a substitute for analysis of our results as reported under GAAP. Our definitions of Adjusted EBITDA and Distributable cash flow may not be comparable to similarly titled measures of other companies in our industry, thereby diminishing their utility. Furthermore, while Distributable cash flow is a measure we use to assess our performance and our ability to make distributions to our unitholders, it should not be viewed as indicative of the actual amount of cash that we have available for distributions or that we plan to distribute for a given period.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
thousands	2011	2010	2011	2010
Reconciliation of Adjusted EBITDA to Net income attributable to Western Gas Partners, LP
Adjusted EBITDA attributable to Western Gas Partners, LP	$66,045	$52,896	$192,922	$156,693
Less:
Distributions from equity investees	2,426	1,381	7,873	3,619
Non-cash equity-based compensation expense	2,389	569	6,235	1,817
Interest expense	8,931	6,808	22,952	14,547
Income tax expense (1)	92	1,061	1,715	9,861
Depreciation, amortization and impairments (1)	21,928	18,619	63,380	52,572
Other expense (1)	—	—	3,683	2,393
Add:
Equity income, net	2,299	1,912	6,989	4,599
Interest income — affiliates	4,225	4,225	12,675	12,675
Other income (1)	6	61	1,765	80

Net income attributable to Western Gas Partners, LP	$36,809	$30,656	$108,513	$89,238

Reconciliation of Adjusted EBITDA to Net cash provided by operating activities
Adjusted EBITDA attributable to Western Gas Partners, LP	$66,045	$52,896	$192,922	$156,693
Adjusted EBITDA attributable to noncontrolling interests	4,593	3,245	11,793	9,915
Interest income (expense), net	(4,706)	(2,583)	(10,277)	(1,872)
Non-cash equity-based compensation expense	(2,389)	(569)	(6,235)	(1,817)
Current income tax expense	(83)	3,147	3,465	(7,869)
Other income (expense), net	8	62	(1,914)	(2,311)
Distributions from equity investees less than (in excess of) equity income, net	(127)	531	(884)	980
Changes in operating working capital:
Accounts receivable and natural gas imbalance receivable	51	5,087	(19,102)	(1,230)
Accounts payable, accrued liabilities and natural gas imbalance payable	15,876	3,345	29,642	11,451
Other	(1,616)	(8,106)	1,320	(8,231)

Net cash provided by operating activities	$77,652	$57,055	$200,730	$155,709

(1)	Includes our 51% share of income tax expense; depreciation, amortization and impairments; other expense; and other income attributable to Chipeta.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
thousands	2011	2010	2011	2010
Reconciliation of Distributable cash flow to Net income attributable to Western Gas Partners, LP
Distributable cash flow	$51,338	$45,490	$164,768	$139,843
Less:
Distributions from equity investees	2,426	1,381	7,873	3,619
Non-cash equity-based compensation expense	2,389	569	6,235	1,817
Interest expense, net (non-cash settled)	—	1,160	1,214	1,772
Income tax expense (1)	92	1,061	1,715	9,861
Depreciation, amortization and impairments (1)	21,928	18,619	63,380	52,572
Other expense (1)	—	—	3,683	2,393
Add:
Equity income, net	2,299	1,912	6,989	4,599
Cash paid for maintenance capital expenditures (1)	9,690	5,983	18,767	16,750
Capitalized interest	121	—	134	—
Cash paid for income taxes	190	—	190	—
Other income (1)	6	61	1,765	80

Net income attributable to Western Gas Partners, LP	$36,809	$30,656	$108,513	$89,238

(1)	Includes our 51% share of income tax expense; depreciation, amortization and impairments; other expense; cash paid for maintenance capital expenditures; and other income attributable to Chipeta.
LIQUIDITY AND CAPITAL RESOURCES
          Our primary cash requirements are for acquisitions and other capital expenditures, debt service, customary operating expenses, quarterly distributions to our limited partners and general partner, and distributions to our noncontrolling interest owners. Our sources of liquidity as of September 30, 2011, include cash flows generated from operations, including interest income on our $260.0 million note receivable from Anadarko, available borrowing capacity under our revolving credit facility, and issuances of additional common and general partner units or debt securities. We believe that cash flows generated from the sources above will be sufficient to satisfy our short-term working capital requirements and long-term maintenance capital expenditure requirements. The amount of future distributions to unitholders will depend on results of operations, financial conditions, capital requirements and other factors, and will be determined by the board of directors of our general partner on a quarterly basis. Due to our cash distribution policy, we expect to rely on external financing sources, including debt and common unit issuances, to fund expansion capital expenditures and future acquisitions. However, to limit interest expense, we may use operating cash flows to fund expansion capital expenditures or acquisitions, which could result in subsequent borrowings under our revolving credit facility to pay distributions or fund other short-term working capital requirements.
          Our partnership agreement requires that we distribute all of our available cash (as defined in the partnership agreement) to unitholders of record on the applicable record date within 45 days of the end of each quarter. We have made cash distributions to our unitholders and have increased our quarterly distribution each quarter from the second quarter of 2009 through the third quarter of 2011. On October 12, 2011, the board of directors of our general partner declared a cash distribution to our unitholders of $0.42 per unit, or $40.3 million in aggregate, including incentive distributions. The cash distribution is payable on November 10, 2011, to unitholders of record at the close of business on October 31, 2011.
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

Working capital. As of September 30, 2011, we had $203.6 million of working capital, which we define as the amount by which current assets exceed current liabilities. Working capital is an indication of our liquidity and potential need for short-term funding. Our working-capital requirements are driven by changes in accounts receivable and accounts payable and factors such as credit extended to, and the timing of collections from, our customers and the level and timing of our spending for maintenance and expansion activity.
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

          Capital expenditures in the consolidated statements of cash flows reflect capital expenditures on a cash basis, when payments are made. Capital incurred is presented on an accrual basis. Capital expenditures and capital incurred were as follows:

	Nine Months Ended
	September 30,
thousands	2011	2010

Acquisitions	$326,957	$752,827

Expansion capital expenditures	$56,171	$88,587
Maintenance capital expenditures	18,863	16,958

Total capital expenditures (1)	$75,034	$105,545

Capital incurred (2)	$84,675	$117,831

(1)	Capital expenditures for the nine months ended September 30, 2011 and 2010, includes $6.0 million and $83.2 million, respectively, of pre-acquisition capital expenditures for the Bison and Wattenberg assets and includes the noncontrolling interest owners’ share of Chipeta’s capital expenditures, funded by contributions from the noncontrolling interest owners.

(2)	Capital incurred for the nine months ended September 30, 2011 and 2010, includes $4.4 million and $95.2 million, respectively, of pre-acquisition capital incurred for the Bison and Wattenberg assets and includes the noncontrolling interest owners’ share of Chipeta’s capital incurred, funded by contributions from the noncontrolling interest owners.
          Acquisitions include the Bison, Platte Valley, White Cliffs, Wattenberg and Granger acquisitions as outlined under the caption Acquisitions within this Item 2.
          Capital expenditures, excluding acquisitions, decreased by $30.5 million for the nine months ended September 30, 2011. Expansion capital expenditures decreased by $32.4 million for the nine months ended September 30, 2011, primarily due to the purchase of previously leased compressors at the Wattenberg system during the nine months ended September 30, 2010 for $37.5 million, partially offset by an increase of $5.1 million in expenditures primarily at our Bison, Chipeta and Hilight systems. Maintenance capital expenditures increased by $1.9 million, primarily as a result of maintenance projects at the Wattenberg system, higher well connects at the Hilight system and power system upgrades at the Dew system in 2011, partially offset by fewer well connections at the Haley and Hugoton systems in 2011 and improvements at the Granger system completed during 2010.

Historical cash flow. The following table presents a summary of our net cash flows from operating activities, investing activities and financing activities.

	Nine Months Ended
	September 30,
thousands	2011	2010
Net cash provided by (used in):
Operating activities	$200,730	$155,709
Investing activities	(401,702)	(853,452)
Financing activities	425,356	664,159

Net increase (decrease) in cash and cash equivalents	$224,384	$(33,584)

Operating Activities. Net cash provided by operating activities increased by $45.0 million for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, primarily due to the following items:
•	a $105.2 million increase in revenues, excluding equity income;

•	a $26.2 million increase due to changes in accounts payable balances and other items; and

•	an $11.3 million decrease in current income tax expense.
          The impact of the above items was offset by the following:
•	a $60.0 million increase in cost of product expense;

•	a $16.3 million decrease due to changes in accounts receivable balances;

•	a $9.8 million increase in operation and maintenance expenses.

•	an $8.4 million increase in interest expense; and

•	a $1.8 million increase in property and other taxes expense.
Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2011 included $302.0 million of cash paid for the Platte Valley acquisition, net of the final $1.6 million purchase price allocation adjustment; $25.0 million of cash paid for the Bison acquisition; and $75.0 million of capital expenditures. Net cash used in investing activities for the nine months ended September 30, 2010 included $473.1 million paid for the Wattenberg acquisition, $241.7 million of cash paid for the Granger acquisition, $38.0 million paid for the White Cliffs acquisition and $105.5 million of capital expenditures. Offsetting these amounts were $5.2 million of proceeds from the sale of idle compressors to Anadarko and the sale of an idle refrigeration unit at the Granger system to a third party. See the sub-caption Capital expenditures above within this Liquidity and Capital Resources discussion.

Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2011 included $303.0 million of borrowings to fund the Platte Valley acquisition, $202.8 million of net proceeds from our September 2011 equity offering, $132.6 million of net proceeds from our March 2011 equity offering and $493.9 million net proceeds from our Notes offering in May 2011, after debt discount and offering costs. Proceeds from both our March 2011 equity offering and Notes offering in May 2011 were used to offset amounts outstanding under our revolving credit facility. Financing activities for the nine months ended September 30, 2011 also included the $250.0 million repayment of the Wattenberg term loan (described below) using borrowings from our revolving credit facility. Financing activities for the nine months ended September 30, 2010 included $450.0 million of borrowings to partially fund the Wattenberg acquisition, $210.0 million to partially fund the Granger acquisition and $99.1 million of net proceeds from the May 2010 equity offering, offset by the $100.0 million repayment of our revolving credit facility using such proceeds. For the nine months ended September 30, 2011 and 2010 we paid $99.8 million and $67.8 million, respectively, of cash distributions to our unitholders. Contributions from noncontrolling interest owners to Chipeta totaled $16.9 million and $2.1 million during the nine months ended September 30, 2011 and 2010, respectively, primarily for expansion of the cryogenic units. Distributions from Chipeta to noncontrolling interest owners totaled $10.2 million and $10.3 million for the nine months ended September 30, 2011 and 2010, respectively, representing the distributions for the three preceding quarterly periods ended June 30th of the respective year.
Debt and credit facilities. As of September 30, 2011, our outstanding debt consisted of $494.1 million of 5.375% Senior Notes and the $175.0 million note payable to Anadarko. See Note 7. Debt and Interest Expense in the Notes to Consolidated Financial Statements included under Part I, Item 1 of this Form 10-Q.
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
          The Notes indenture contains customary events of default including, among others, (i) default in any payment of interest on any debt securities when due that continues for 30 days; (ii) default in payment, when due, of principal of or premium, if any, on the Notes at maturity; and (iii) certain events of bankruptcy or insolvency with respect to the Partnership. The indenture governing the Notes also contains covenants that limit, among other things, our ability, as well as that of the Subsidiary Guarantors, to (i) create liens on our principal properties; (ii) engage in sale and leaseback transactions; and (iii) merge or consolidate with another entity or sell, lease or transfer substantially all of our properties or assets to another entity. At September 30, 2011, we were in compliance with all covenants under the Notes.
Note payable to Anadarko. In December 2008, we entered into a five-year $175.0 million term loan agreement with Anadarko. The interest rate was fixed at 4.00% until November 2010. The term loan agreement was amended in December 2010 to fix the interest rate at 2.82% through maturity in 2013. We have the option, at any time, to repay the outstanding principal amount in whole or in part.
          The provisions of the five-year term loan agreement contain customary events of default, including (i) non-payment of principal when due or non-payment of interest or other amounts within three business days of when due, (ii) certain events of bankruptcy or insolvency with respect to the Partnership and (iii) a change of control. At September 30, 2011, we were in compliance with all covenants under this agreement.

Revolving credit facility. In March 2011, we entered into an amended and restated $800.0 million senior unsecured revolving credit facility (the “RCF”), which replaced our $450.0 million credit facility, and borrowed $250.0 million under the RCF to repay the Wattenberg term loan (described below). The RCF matures in March 2016 and bears interest at London Interbank Offered Rate, or “LIBOR,” plus applicable margins currently ranging from 1.30% to 1.90%, or an alternate base rate equal to the greatest of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 0.5%, and (c) LIBOR plus 1%, plus applicable margins currently ranging from 0.30% to 0.90%. We are also required to pay a quarterly facility fee currently ranging from 0.20% to 0.35% of the commitment amount (whether used or unused), based upon our senior unsecured debt rating.
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
          All amounts due under the RCF are unconditionally guaranteed by our wholly owned subsidiaries. We will no longer be required to comply with the minimum consolidated interest coverage ratio as well as the subsidiary guarantees and certain of the aforementioned covenants, if we obtain two of the following three ratings: BBB- or better by S&P, Baa3 or better by Moody’s, or BBB- or better by Fitch. As of September 30, 2011, no amounts were outstanding under the RCF, and $800.0 million was available for borrowing. At September 30, 2011, we were in compliance with all covenants under the RCF.
Wattenberg term loan. In connection with the Wattenberg acquisition, in August 2010 we borrowed $250.0 million under a three-year term loan from a group of banks (“Wattenberg term loan”). The Wattenberg term loan incurred interest at LIBOR plus a margin ranging from 2.50% to 3.50% depending on our consolidated leverage ratio as defined in the Wattenberg term loan agreement. We repaid the Wattenberg term loan in March 2011 using borrowings from our RCF and recognized $1.3 million of accelerated amortization expense related to its early repayment.
Registered securities. We may issue an indeterminate amount of common units and various debt securities under our effective shelf registration statement on file with the SEC.
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
RECENT ACCOUNTING DEVELOPMENTS
Recently issued accounting standards not yet adopted. In May 2011, the Financial Accounting Standards Board (the “FASB”) issued an Accounting Standards Update (“ASU”) that further addresses fair-value-measurement accounting and related disclosure requirements. The ASU clarifies the FASB’s intent regarding the application of existing fair-value-measurement accounting and disclosure requirements, changes fair-value-measurement requirements for certain financial instruments, and sets forth additional disclosure requirements for other fair-value measurements. The ASU is required to be adopted on a prospective basis beginning January 1, 2012. We do not expect the adoption of this ASU to have an impact on our consolidated financial statements, other than revised disclosures, where appropriate.
          In September 2011, the FASB issued an ASU that permits an initial assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount for goodwill impairment testing purposes. Thus, determining a reporting unit’s fair value is not required unless, as a result of the qualitative assessment, it is more likely than not that the fair value of the reporting unit is less than its carrying amount. This ASU is effective prospectively beginning January 1, 2012, with early adoption permitted. Adoption of this ASU will have no impact on our consolidated financial statements.

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
Interest rate risk. Interest rates during 2010 and thus far in 2011 were low compared to historic rates. Only our revolving credit facility carries interest at variable rates based on LIBOR, and we did not have an outstanding balance as of September 30, 2011. If interest rates rise, our future financing costs could increase if we incur borrowings under our revolving credit facility.
          We entered into a forward-starting interest-rate swap agreement in March 2011 to mitigate the risk of rising interest rates prior to the issuance of the Notes. In May 2011, we issued the Notes and terminated the swap agreement, realizing a loss of $1.9 million, which is included in other expense, net on our consolidated statements of income. For the three months ended September 30, 2011, a 10% change in LIBOR would have resulted in a nominal change in interest expense.
          We may incur additional debt in the future, either under our revolving credit facility or other financing sources, including commercial bank borrowings or debt issuances.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer of the Partnership’s general partner performed an evaluation of the Partnership’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC and to ensure that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Partnership’s disclosure controls and procedures are effective as of September 30, 2011.
Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
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

Item 1A. Risk Factors
          Security holders and potential investors in our securities should carefully consider the risk factors below and under Part 1, Item 1A set forth in our annual report on Form 10-K for the year ended December 31, 2010, together with all of the other information included in this document; the Partnership’s annual report on Form 10-K; and in our other public filings, press releases, and discussions with management of the Partnership. Additionally, for a full discussion of the risks associated with Anadarko’s business, see Item 1A under Part I in Anadarko’s annual report on Form 10-K for the year ended December 31, 2010, Anadarko’s quarterly reports on Form 10-Q and Anadarko’s other public filings, press releases and discussions with Anadarko management. We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.
          Pipeline safety legislation and regulations expanding integrity management programs or requiring the use of certain safety technologies could require us to use more comprehensive and stringent safety controls and subject us to increased capital and operating costs.
          Congress is currently considering adopting legislation that would establish more stringent pipeline safety requirements. The proposed legislation, if adopted, could impose strengthened pipeline integrity management system requirements, including expanding those requirements to pipelines outside high consequence areas, as well as more stringent non-integrity pipeline measures such as the use of automatic or remote-controlled shut-off valves on pipeline facilities. In addition, on May 5, 2011, the federal Pipeline and Hazardous Materials Safety Administration, or “PHMSA,” published a final rule expanding pipeline safety requirements including added reporting obligations and integrity management standards to certain rural low-stress hazardous liquid pipelines that were not previously regulated in such manner. Also, on August 25, 2011, PHMSA published an advance notice of proposed rulemaking in which the agency is seeking public comment on a number of changes to regulations governing the safety of gas transmission pipelines, gathering lines and related facilities including, among other things, whether PHMSA should: (i) re-define the term “gathering line,” (ii) require the submission of annual, incident and safety-related conditions reports by operators of all gathering lines, (iii) establish a new, risk-based regime of safety requirements for large-diameter, high pressure gas gathering lines in rural locations, (iv) enhance the requirements for internal corrosion control of gathering lines, and (v) apply its gas integrity management requirements to onshore gas gathering lines. The adoption of legislation or regulations that apply more comprehensive or stringent safety standards to gathering lines could require us to install new or modified safety controls, pursue added capital projects, or conduct maintenance programs on an accelerated basis, all of which could require us to incur increased operational costs that could be significant and have a material adverse effect on our financial position or results of operations and our ability to make distributions to our unitholders.
          Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs, operating restrictions or delays in the completion of oil and gas wells, which could decrease the need for our midstream services.
          Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations such as shales. The process involves the injection of water, sand and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and natural gas commissions. However, the U.S. Environmental Protection Agency, or “EPA,” recently asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel under the Safe Drinking Water Act and has begun the process of drafting guidance documents on regulatory requirements for companies that plan to conduct hydraulic fracturing using diesel. In addition, legislation has been introduced before Congress, called the Fracturing Responsibility and Awareness of Chemicals Act, to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process.

          Certain states in which we operate, including Colorado, Texas and Wyoming, have adopted, and other states are considering adopting, regulations that could impose more stringent permitting, public disclosure, and well construction requirements on hydraulic fracturing operations or otherwise seek to ban fracturing activities altogether. For example, Texas adopted a law in June 2011 requiring disclosure to the Railroad Commission of Texas, or “RCT,” and the public of certain information regarding the substances used in the hydraulic fracturing process. In addition to state laws, local land use restrictions, such as city ordinances, may restrict or prohibit the performance of well drilling in general and/or hydraulic fracturing in particular. In the event that state, local or municipal legal restrictions are adopted in areas where our customers’ oil and gas exploration and production customers operate, those operators may incur additional costs to comply with such requirements that may be significant in nature, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from the drilling of natural gas wells, which events could decrease the need for our midstream services.
          There are certain governmental reviews either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices, and a committee of the United States House of Representatives has conducted an investigation of hydraulic fracturing practices. Furthermore, a number of federal agencies are analyzing, or have been requested to review, a variety of environmental issues associated with hydraulic fracturing. The EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, with initial results expected to be available by late 2012 and final results by 2014. In addition, the U.S. Department of Energy is conducting an investigation into practices the agency could recommend to better protect the environment from drilling using hydraulic fracturing completion methods. Also, the U.S. Department of the Interior is considering disclosure requirements or other mandates for hydraulic fracturing on federal lands.
          Additionally, certain members of the Congress have called upon the U.S. Government Accountability Office to investigate how hydraulic fracturing might adversely affect water resources, the U.S. Securities & Exchange Commission to investigate the natural gas industry and any possible misleading of investors or the public regarding the economic feasibility of pursuing natural gas deposits in shales by means of hydraulic fracturing, and the U.S. Energy Information Administration to provide a better understanding of that agency’s estimates regarding natural gas reserves, including reserves from shale formations, as well as uncertainties associated with those estimates. These on-going or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the Safe Drinking Water Act or other regulatory mechanism.
          Increased regulation and attention given to the hydraulic fracturing process could lead to greater opposition, including litigation, to oil and gas production activities using hydraulic fracturing techniques. Additional legislation or regulation could also lead to operational delays or increased operating costs in the production of oil and natural gas, including from the developing shale plays, or could make it more difficult to perform hydraulic fracturing. The adoption of any federal, state or local laws or the implementation of regulations regarding hydraulic fracturing could potentially cause a decrease in the completion of new oil and gas wells by our oil and gas exploration and production customers, in addition to increased compliance costs and time, which events could decrease the need for our midstream services and could adversely affect our financial position, results of operations and cash flows, and our ability to make distributions to our unitholders.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          In connection with our September 2011 equity offering, our general partner purchased an additional 117,347 general partner units to maintain its 2.0% general partner interest in us for $4.2 million in cash. Proceeds from the September 2011 equity offering, including from the sale of the general partner units, will be used for general Partnership purposes, and to repay amounts outstanding under our revolving credit facility. The common units and general partner units were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

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

November 2, 2011	WESTERN GAS PARTNERS, LP
/s/ Donald R. Sinclair
Donald R. Sinclair
President and Chief Executive Officer Western Gas Holdings, LLC (as general partner of Western Gas Partners, LP)

November 2, 2011	/s/ Benjamin M. Fink
Benjamin M. Fink
Senior Vice President, Chief Financial Officer and Treasurer Western Gas Holdings, LLC (as general partner of Western Gas Partners, LP)