Form 10-K
period 2011-12-31
Western Gas Partners LP
filed 2012-02-28
CIK 1414475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐  No ☑

The aggregate market value of the Partnership’s common units representing limited partner interests held by non-affiliates of the registrant was approximately $1.5 billion on June 30, 2011, based on the closing price as reported on the New York Stock Exchange.

At February 23, 2012, there were 90,773,782 common units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

DEFINITIONS

As generally used within the energy industry and in this Form 10-K, the identified terms have the following meanings:

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

PART I

Items 1 and 2.  Business and Properties

GENERAL OVERVIEW

Western Gas Partners, LP, a growth-oriented Delaware master limited partnership formed by Anadarko Petroleum Corporation in 2007 to own, operate, acquire and develop midstream energy assets, closed its initial public offering to become publicly traded in 2008. For purposes of this report, the “Partnership,” “we,” “our,” “us” or like terms, refers to Western Gas Partners, LP and its subsidiaries. We are engaged in the business of gathering, processing, compressing, treating and transporting natural gas, condensate, NGLs and crude oil for Anadarko Petroleum Corporation and its consolidated subsidiaries, as well as third-party producers and customers. Our common units are publicly traded and are listed on the New York Stock Exchange under the symbol “WES.”

The Partnership’s general partner is Western Gas Holdings, LLC (the “general partner” or “GP”), a wholly owned subsidiary of Anadarko Petroleum Corporation. “Anadarko” or “Parent” refers to Anadarko Petroleum Corporation and its consolidated subsidiaries, excluding the Partnership and the general partner. “Affiliates” refers to wholly owned and partially owned subsidiaries of Anadarko, excluding the Partnership, and also refers to Fort Union Gas Gathering, LLC (“Fort Union”) and White Cliffs Pipeline, LLC (“White Cliffs”). “Anadarko Petroleum Corporation” refers to Anadarko Petroleum Corporation excluding its subsidiaries and affiliates. “AGC” refers to Anadarko Gathering Company LLC, “PGT” refers to Pinnacle Gas Treating LLC, “MIGC” refers to MIGC LLC and “Chipeta” refers to Chipeta Processing LLC. The Partnership and its subsidiaries are indirect subsidiaries of Anadarko.

Available information. We file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other documents electronically with the U.S. Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934. From time-to-time, we may also file registration and related statements pertaining to equity or debt offerings. We provide access free of charge to all of these SEC filings, as soon as reasonably practicable after filing or furnishing with the SEC, on our Internet site located at www.westerngas.com/Investor/Pages/SECFilings.aspx. The public may also read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The public may also obtain such reports from the SEC’s Internet website at www.sec.gov.

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

OUR ASSETS AND AREAS OF OPERATION

As of December 31, 2011, our assets consist of eleven gathering systems, seven natural gas treating facilities, seven natural gas processing facilities, one NGL pipeline, one interstate pipeline that is regulated by the Federal Energy Regulatory Commission (“FERC”), and interests in Fort Union and White Cliffs, which are accounted for under the equity method. Our assets are located in East and West Texas, the Rocky Mountains (Colorado, Utah and Wyoming), and the Mid-Continent (Kansas and Oklahoma). The following table provides information regarding our assets by geographic region as of and for the year ended December 31, 2011:

Area	Asset Type	Miles of Pipeline	Approximate Number of Receipt Points	Gas Compression (Horsepower)	Processing or Treating Capacity (MMcf/d)	Average Gathering, Processing and Transportation Throughput (MMcf/d)
Rocky Mountains (1)	Gathering, Processing and Treating	5,379	4,432	265,679	2,077	1,672
	Transportation	782	12	26,828	—	93
Mid-Continent	Gathering	1,953	1,525	92,097	—	93
East Texas	Gathering and Treating	589	817	37,515	502	272
West Texas	Gathering	118	86	—	—	69

Total		8,821	6,872	422,119	2,579	2,199

(1)

Throughput includes 100% of Chipeta system volumes, 50% of Newcastle system volumes and 14.81% of Fort Union’s volumes. For the year ended December 31, 2011, throughput excludes 24 MBbls/d of average NGL pipeline volumes from the Chipeta assets and 4 MBbls/d of oil pipeline volumes representing our 10% share of average White Cliffs pipeline volumes. See Properties below for further descriptions of these systems.

Our operations are organized into a single operating segment that engages in gathering, processing, compressing, treating and transporting Anadarko and third-party natural gas, condensate, NGLs and crude oil in the U.S. See Item 8 of this Form 10-K for disclosure of revenues, profits and total assets.

ACQUISITIONS

Acquisitions. The following table presents our acquisitions completed during 2011 and details the funding for those acquisitions through borrowings, cash on hand and/or the issuance of equity:

thousands except unit and percent amounts	Acquisition Date	Percentage Acquired	Borrowings	Cash On Hand	Common Units Issued	GP Units Issued
Platte Valley (1)	02/28/11	100%	$303,000	$602	—	—
Bison (2)	07/08/11	100%	—	25,000	2,950,284	60,210

(1)

The assets acquired from a third party include (i) a processing plant with initial cryogenic capacity of 84 MMcf/d, (ii) two fractionation trains, (iii) an initial 1,098-mile natural gas gathering system that delivers gas to the Platte Valley plant, either directly or through our Wattenberg gathering system, and (iv) related equipment. These assets, located in the Denver-Julesburg Basin, are referred to collectively as the “Platte Valley assets” or “Platte Valley system” and the acquisition as the “Platte Valley acquisition.” In connection with the acquisition, we entered into long-term fee-based agreements with the seller to gather and process its existing gas production, as well as to expand the existing gathering systems and processing capacity. We financed the Platte Valley acquisition with borrowings under our revolving credit facility. See Note 2. Acquisitions in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

(2)

The Bison gas treating facility that we acquired from Anadarko is located in the Powder River Basin in northeastern Wyoming, and includes (i) three amine treating units with a combined CO2 treating capacity of 450 MMcf/d, (ii) three compressor units with combined compression of 5,230 horsepower, and (iii) five generators with combined power output of 6.5 megawatts. These assets are referred to collectively as the “Bison assets” and the acquisition as the “Bison acquisition.” The Bison assets are the only treating and delivery point into the third-party owned Bison pipeline. Anadarko began construction of the Bison assets in 2009 and placed them in service in June 2010.

Presentation of Partnership assets. References to the “Partnership assets” refer collectively to the assets owned by the Partnership as of December 31, 2011. Because of Anadarko’s control of the Partnership through its ownership of our general partner, each acquisition of Partnership assets through December 31, 2011, except for the acquisitions of the Platte Valley assets and the 9.6% interest in White Cliffs from third parties, was considered a transfer of net assets between entities under common control (see Note 2. Acquisitions in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K). As a result, after each acquisition of assets from Anadarko, we are required to revise our financial statements to include the activities of the Partnership assets as of the date of common control. As such, our historical financial statements previously filed with the SEC have been recast in this Form 10-K to include the results attributable to the Bison assets as if we owned such assets for all periods presented. The consolidated financial statements for periods prior to our acquisition of the Partnership assets have been prepared from Anadarko’s historical cost-basis accounts and may not necessarily be indicative of the actual results of operations that would have occurred if we had owned the assets during the periods reported.

EQUITY OFFERINGS

Equity offerings. We completed the following public equity offerings during 2011:

thousands except unit and per-unit amounts	Common Units Issued (1)	GP Units Issued (2)	Price Per Unit	Underwriting Discount and Other Offering Expenses	Net Proceeds
March 2011 equity offering	3,852,813	78,629	$35.15	$5,621	$132,569
September 2011 equity offering	5,750,000	117,347	35.86	7,655	202,748

(1)

Includes the issuance of 302,813 common units and 750,000 common units pursuant to the exercise, in full or in part, of the underwriters’ over-allotment options granted in connection with the March 2011 and September 2011 equity offerings, respectively.

(2)	Represents general partner units issued to the general partner in exchange for the general partner’s proportionate capital contribution to maintain its 2.0% interest.

STRATEGY

Our primary business objective is to continue to increase our cash distributions per unit over time. We intend to accomplish this objective by executing the following strategy:

•	Pursuing accretive acquisitions. We expect to continue to pursue accretive acquisition opportunities of midstream energy assets from Anadarko and third parties.

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

•

Managing commodity price exposure. We intend to continue limiting our direct exposure to commodity price changes. As of December 31, 2011, approximately 72% of our gross margin was generated under long-term contracts with fee-based rates, with the remainder provided under percent-of-proceeds and keep-whole contracts. We have entered into fixed-price swap agreements with Anadarko to manage the commodity price risk otherwise inherent in our percent-of-proceeds and keep-whole contracts. A substantial part of our business is conducted under long-term contracts with Anadarko.

COMPETITIVE STRENGTHS

We believe that we are well positioned to successfully execute our strategy and achieve our primary business objective because of the following competitive strengths:

•

Affiliation with Anadarko. We believe Anadarko is motivated to promote and support the successful execution of our business plan and to pursue projects that enhance the value of our business. See Our Relationship with Anadarko Petroleum Corporation below.

•

Relatively stable and predictable cash flows. Our cash flows are largely protected from fluctuations caused by commodity price volatility due to (i) the long-term nature of our fee-based agreements and (ii) fixed-price swap agreements that limit our exposure to commodity price changes with respect to our percent-of-proceeds and keep-whole contracts.

•

Financial flexibility to pursue expansion and acquisition opportunities. We believe our operating cash flows, borrowing capacity, and access to debt and equity capital markets provide us with the financial flexibility necessary to execute our strategy across capital-market cycles. See Note 4. Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

•

Substantial presence in liquids-rich basins. Our asset portfolio includes gathering and processing systems, such as our Wattenberg, Platte Valley, Chipeta and Granger assets, which are in areas where the hydrocarbon production contains a significant amount of liquids, for which pricing is correlated to crude oil as opposed to natural gas. See Properties below for further descriptions of these assets. Due to the relatively high current price of crude oil as compared to natural gas, production in these areas offers our customers higher margins and superior economics compared to basins in which the gas is predominantly dry. Drilling activity in liquids-rich areas is therefore less likely to decline in the current pricing environment than activity in relatively dryer gas areas, offering expansion opportunities for certain of our systems as producers attempt to increase their NGL production.

•

Well-positioned, well-maintained and efficient assets. We believe that our asset portfolio across diverse areas of operation provides us with opportunities to expand and attract additional volumes to our systems. Moreover, our systems include high-quality, well-maintained assets for which we have implemented modern processing, treating, measuring and operating technologies.

We believe that we will effectively leverage our competitive strengths to successfully implement our strategy; however, our business involves numerous risks and uncertainties that may prevent us from achieving our primary business objective. For a more complete description of the risks associated with our business, please read Item 1A of this Form 10-K.

OUR RELATIONSHIP WITH ANADARKO PETROLEUM CORPORATION

Our operations and activities are managed by our general partner, which is one of Anadarko’s wholly owned subsidiaries. Anadarko Petroleum Corporation is among the largest independent oil and gas exploration and production companies in the world. Anadarko’s upstream oil and gas business explores for and produces natural gas, crude oil, condensate and NGLs.

We believe that one of our principal strengths is our relationship with Anadarko. Over 73% of our total natural gas gathering, processing and transportation throughput during the year ended December 31, 2011 was comprised of natural gas production owned or controlled by Anadarko. In addition and solely with respect to the gathering systems owned by AGC, PGT and MIGC, which we refer to as our “initial assets,” and the Wattenberg gathering system, Anadarko has dedicated to us all of the natural gas production it owns or controls from (i) wells that are currently connected to such gathering systems, and (ii) additional wells that are drilled within one mile of wells connected to these gathering systems, as those systems currently exist and as they are expanded to connect additional wells in the future. As a result, this dedication will continue to expand as long as additional wells are connected to these gathering systems. We expect to utilize the experience of Anadarko’s management team to execute our growth strategy, which includes acquiring and constructing additional midstream assets.

As of December 31, 2011, Anadarko held 1,839,613 general partner units representing a 2.0% general partner interest in the Partnership, 39,789,221 common units representing a 43.3% limited partner interest, and 100% of the Partnership’s incentive distribution rights (“IDRs”). The public held 50,351,778 common units, representing a 54.7% interest in the Partnership.

In connection with our initial public offering, we entered into an omnibus agreement with Anadarko and our general partner that governs our relationship with them regarding certain reimbursement and indemnification matters. Although we believe our relationship with Anadarko provides us with a significant advantage in the midstream natural gas market, it is also a source of potential conflicts. For example, Anadarko is not restricted from competing with us. Given Anadarko’s significant ownership, we believe it will be in Anadarko’s best interest for it to transfer additional assets to us over time; however, Anadarko continually evaluates acquisitions and divestitures and may elect to acquire, construct or dispose of midstream assets in the future without offering us the opportunity to acquire, construct or participate in the ownership of those assets. Anadarko is under no contractual obligation to offer any such opportunities to us, nor are we obligated to participate in any such opportunities. We cannot state with any certainty which, if any, opportunities to acquire additional assets from Anadarko may be made available to us or if we will elect, or will have the ability, to pursue any such opportunities. Please see Item 1A and Item 13 of this Form 10-K for more information.

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

•

Keep-whole. Keep-whole arrangements may be used for processing services. Under these arrangements, the service provider keeps 100% of the NGLs produced, and the processed natural gas, or value of the gas, is returned to the producer. Since some of the gas is used and removed during processing, the processor compensates the producer for the amount of gas used and removed in processing by supplying additional gas or by paying an agreed-upon value for the gas utilized. These arrangements have the highest commodity price exposure for the processor because the costs are dependent on the price of natural gas, while the revenues are based on the price of NGLs.

Forms of transportation contracts. There are two forms of contracts utilized in the transportation of natural gas, NGLs and crude oil, as described below:

•

Firm. Firm transportation service requires the reservation of pipeline capacity by a customer between certain receipt and delivery points. Firm customers generally pay a demand or capacity reservation fee based on the amount of capacity being reserved, regardless of whether the capacity is used, plus a usage fee based on the amounts transported.

•

Interruptible. Interruptible transportation service is typically short-term in nature and is generally used by customers that either do not need firm service or have been unable to contract for firm service. These customers pay only for the volume of natural gas, NGLs or crude oil actually transported. The obligation to provide this service is limited to available capacity not otherwise used by firm customers, and, as such, customers receiving services under interruptible contracts are not assured capacity on the pipeline.

See Note 1. Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K for information regarding our contracts.

PROPERTIES

The following sections describe in more detail the services provided by our assets in our areas of operation, and the following map depicts our significant midstream assets as of December 31, 2011:

Rocky Mountains

Bison treating facility. The Bison treating facility consists of three amine treaters with a combined treating capacity of 450 MMcf/d located in the northeastern corner of Wyoming. The assets also include three compressors with a combined compression of 5,230 horsepower and five generators with combined power output of 6.5 megawatts. We operate and have a 100% working interest in the Bison assets, which provide CO2 treating services for the coal-bed methane gas being gathered in the Powder River Basin to meet downstream pipeline specifications. Anadarko began construction of the Bison assets in 2009 and placed them in service in June 2010.

Customers. Anadarko provided approximately 73% of the throughput at the Bison treating facility for the year ended December 31, 2011. The remaining throughput was from one third-party producer.

Supply and delivery points. The Bison treating facility treats and compresses gas from the coal-bed methane wells in the Powder River Basin. The Bison Pipeline, operated by TransCanada, is connected directly to the facility, which is currently the only inlet into the pipeline. The Bison treating facility also has access to the Ft. Union and Thunder Creek pipelines.

Chipeta. We are the managing member of Chipeta, a limited liability company owned by the Partnership (51%), Ute Energy Midstream Holdings LLC (25%) and Anadarko (24%). The Chipeta complex includes a natural gas processing plant with two processing trains, the Natural Buttes plant, and a 100% Partnership-owned 17-mile NGL pipeline connecting the Chipeta plant to a third-party pipeline. The Chipeta assets currently have cryogenic and refrigeration processing capacity of 670 MMcf/d. These assets provide processing and transportation services in the Greater Natural Buttes area in Uintah County, Utah. In 2011, Chipeta began construction of a second cryogenic train at the Chipeta plant with processing capacity of approximately 300 MMcf/d that we expect to place in service in the third quarter of 2012.

Customers. Anadarko is the largest customer on the Chipeta system with approximately 94% of the system throughput for the year ended December 31, 2011. The balance of throughput on the system during 2011 was from three third-party customers.

Supply. The Chipeta system is well-positioned to access Anadarko and third-party production in the area with excess available capacity in the Uintah Basin. Anadarko controls approximately 217,000 gross acres in the Uintah Basin. Chipeta is connected to both Anadarko’s Natural Buttes gathering system and to the Three Rivers gathering system owned by Ute Energy and a third party.

Delivery points. The Chipeta plant delivers NGLs through our 17-mile pipeline to the Mid-America Pipeline (“MAPL”), which provides transportation through the Seminole pipeline in West Texas and ultimately to the NGL markets at Mont Belvieu, Texas and the Texas Gulf Coast. The Chipeta plant has natural gas delivery points through the following pipelines:

•	Colorado Interstate Gas Company (“CIG”);

•	Questar Pipeline Company’s pipeline; and

•	Wyoming Interstate Company, Ltd.

Clawson gathering system. The 47-mile Clawson gathering system, located in Carbon and Emery Counties of Utah, was built in 2001 to provide gathering services for Anadarko’s coal-bed methane development of the Ferron Coal play. The Clawson gathering system provides gathering, dehydration, compression and treating services for coal-bed methane gas. The Clawson gathering system includes one compressor station, with 6,310 horsepower, and a CO2 treating facility.

Customers. Anadarko is the largest shipper on the Clawson gathering system with approximately 97% of the total throughput delivered into the system during the year ended December 31, 2011. The remaining throughput on the system was from one third-party producer.

Supply. Clawson Springs Field has approximately 7,000 gross acres and produces primarily from the Ferron Coal play.

Delivery points. The Clawson gathering system delivers into Questar Transportation Services Company’s pipeline.

Fort Union gathering system. The Fort Union system is a 324-mile gathering system operating within the Powder River Basin of Wyoming, starting in west central Campbell County and terminating at the Medicine Bow treating plant. The Fort Union gathering system consists of three parallel pipelines and includes CO2 treating facilities at the Medicine Bow plant. The system’s gas treating capacity will vary depending upon the CO2 content of the inlet gas. At current CO2 levels, the system is capable of treating and blending over 1 Bcf/d while satisfying the CO2 specifications of downstream pipelines.

Fort Union Gas Gathering, LLC is a partnership among Copano Pipelines/Rocky Mountains, LLC (37.04%), Crestone Powder River LLC (37.04%), Bargath, Inc. (11.11%) and the Partnership (14.81%). Anadarko is the field and construction operator of the Fort Union gathering system.

Customers. The four Fort Union owners named above are the only firm shippers on the Fort Union system. To the extent capacity on the system is not used by the owners, it is available to third parties under interruptible agreements.

Supply. Substantially all of Fort Union’s gas supply is comprised of coal-bed methane volumes that are either produced or gathered by the four Fort Union owners throughout the Powder River Basin. As of December 31, 2011, the Fort Union system produces gas from approximately 8,700 coal-bed methane wells in the expanding Big George coal play, the multiple seam coal fairway to the north of the Big George play and in the Wyodak coal play. Anadarko has a working interest in over 1.7 million gross acres within the Powder River Basin as of December 31, 2011. Another of the Fort Union owners has a comparable working interest in a large majority of Anadarko’s producing coal-bed methane wells. The two remaining Fort Union owners gather gas for delivery to Fort Union under contracts with acreage dedications from multiple producers in the heart of the Basin and from the coal-bed methane producing area near Sheridan, Wyoming. Fort Union’s throughput volumes decreased during 2011 due to the commencement of operations of TransCanada’s Bison pipeline in January 2011.

Delivery points. The Fort Union system delivers coal-bed methane gas to the Glenrock, Wyoming Hub, which accesses the following interstate pipelines:

•	CIG;

•	Kinder Morgan Interstate Gas Transportation Company; and

•	Wyoming Interstate Gas Company.

These pipelines serve gas markets in the Rocky Mountains and Midwest regions of the U.S.

Granger gathering system and processing plant. The 810-mile natural gas gathering system and gas processing facility is located in Sweetwater County, Wyoming. The Granger system includes eight field compression stations with 41,950 horsepower. The processing facility has a cryogenic capacity of 200 MMcf/d and refrigeration capacity of 100 MMcf/d with NGL fractionation.

Customers. Anadarko is the largest customer on the Granger system with approximately 54% of throughput for the year ended December 31, 2011. The remaining throughput was primarily from five third-party shippers.

Supply. The Granger system is supplied by the Moxa Arch, the Jonah field and the Pinedale anticline across which Anadarko controls approximately 568,000 gross acres. The Granger gas gathering system has approximately 690 receipt points.

Delivery points. The residue gas from the Granger system can be delivered to the following major pipelines:

•	CIG;

•	Kern River and Mountain Gas Transportation, Inc (“MGTI”) pipelines via a connect with Rendezvous Pipeline Company, a FERC-regulated Questar affiliate;

•	Northwest Pipeline Co (“NWPL”);

•	Overthrust Pipeline OTTCO; and

•	Questar Gas Management Company (“QGM”).

The NGLs have market access to Enterprise’s Mid-America Pipeline Company (“MAPCO”), which terminates at Mont Belvieu, Texas, as well as to local markets.

Helper gathering system. The 67-mile Helper gathering system, located in Carbon County, Utah, was built to provide gathering services for Anadarko’s coal-bed methane development of the Ferron Coal play. The Helper gathering system provides gathering, dehydration, compression and treating services for coal-bed methane gas. The Helper gathering system includes two compressor stations with a combined 14,075 horsepower and two CO2 treating facilities.

Customers. Anadarko is the only shipper on the Helper gathering system.

Supply. The Helper Field and Cardinal Draw Fields are Anadarko-operated coal-bed methane developments on the southwestern edge of the Uintah Basin that produce from the Ferron Coal play. The Helper Field covers approximately 19,000 acres as of December 31, 2011 and Cardinal Draw Field, which lies immediately to the east of Helper Field, also covers approximately 20,000 acres.

Delivery points. The Helper gathering system delivers into the Questar Transportation Services Company’s pipeline. Questar provides transportation to regional markets in Wyoming, Colorado and Utah and also delivers into the Kern River Pipeline, which provides transportation to markets in the western U.S., primarily California.

Hilight gathering system and processing plant. The 1,056-mile Hilight gathering system, located in Johnson, Campbell, Natrona and Converse Counties of Wyoming, was built to provide low and high-pressure gathering services for the area’s conventional gas production and delivers to the Hilight plant for processing. The Hilight gathering system has 11 compressor stations with 32,263 combined horsepower. The Hilight system has a capacity of approximately 30 MMcf/d and utilizes a refrigeration process and provides for fractionation of the recovered NGL products into propane, butanes and natural gasoline.

Customers. Gas gathered and processed through the Hilight system is from numerous third-party customers, with the nine largest producers providing approximately 75% of the system throughput during 2011.

Supply. The Hilight gathering system serves the gas gathering needs of several conventional producing fields in Johnson, Campbell, Natrona and Converse Counties. Our customers, including Anadarko, have historically maintained and more recently increased throughput by developing new prospects and performing workovers.

Delivery points. The Hilight plant delivers residue gas into our MIGC transmission line. Hilight is not connected to an active NGL pipeline, so all fractionated NGLs are sold locally through its truck and rail loading facilities.

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

Customers. Anadarko is the largest firm shipper on the MIGC system, with approximately 86% of throughput for the year ended December 31, 2011, with the remaining throughput from 11 third-party shippers.

Revenues on the MIGC system are generated from contract demand charges and volumetric fees paid by shippers under firm and interruptible gas transportation agreements. Our current firm transportation agreements range in term from approximately one to seven years. Of the current certificated capacity of 175 MMcf/d, 45 MMcf/d is contracted through September 2012 and 40 MMcf/d is contracted through October 2018. In addition to its certificated forward-haul capacity, MIGC provides firm backhaul service subject to flowing capacity. We have 12 MMcf/d contracted through May 2012 under backhaul service agreements that are renegotiated on an annual basis. Most of our interruptible gas transportation agreements are month-to-month with the remainder generally having terms of less than one year.

To maintain and increase throughput on our MIGC system, we must continue to contract capacity to shippers, including producers and marketers, for transportation of their natural gas. Due to the commencement of operations of TransCanada’s Bison pipeline in January 2011, the existing firm transportation contracts that expired at the end of January 2011 were not renewed. We monitor producer and marketing activities in the area served by our transportation system to identify new opportunities and to manage MIGC’s throughput.

Supply. As of December 31, 2011, Anadarko has a working interest in over 1.7 million gross acres within the Powder River Basin. Anadarko’s gross acreage includes substantial undeveloped acreage positions in the expanding Big George coal play and the multiple seam coal fairway to the north of the Big George play.

Delivery points. MIGC volumes can be redelivered to the Glenrock, Wyoming Hub, which accesses the following interstate pipelines:

•	CIG;

•	Kinder Morgan Interstate Gas Transportation Company;

•	Williston Basin Interstate Pipeline Company; and

•	Wyoming Interstate Gas Company.

Volumes can also be delivered to Anadarko’s MGTC, Inc. (“MGTC”) intrastate pipeline, a Hinshaw pipeline that supplies local markets in Wyoming.

Newcastle gathering system and processing plant. The 179-mile Newcastle gathering system, located in Weston and Niobrara Counties of Wyoming, was built to provide gathering services for conventional gas production in the area. The gathering system delivers into the Newcastle plant, which has gross capacity of approximately 2 MMcf/d. The plant utilizes a refrigeration process and provides for fractionation of the recovered NGLs into propane and butane/gasoline mix products. The Newcastle facility is a joint venture among Black Hills Exploration and Production, Inc. (44.7%), John Paulson (5.3%) and the Partnership (50.0%). The Newcastle gathering system includes one compressor station with 560 horsepower. The Newcastle plant has an additional 2,100 horsepower for refrigeration and residue compression.

Customers. Gas gathered and processed through the Newcastle system is from 12 third-party customers, with the largest four producers providing approximately 92% of the system throughput during 2011. The largest producer, Black Hills Exploration, provided approximately 62% of the throughput during 2011.

Supply. The Newcastle gathering system and plant primarily service gas production from the Clareton and Finn-Shurley fields in Weston County. Due to infill drilling and enhanced production techniques, producers have continued to maintain production levels.

Delivery points. Propane products from the Newcastle plant are typically sold locally by truck, and the butane/gasoline mix products are transported to the Hilight plant for further fractionation. Residue gas from the Newcastle system is delivered into Anadarko’s MGTC pipeline for transport, distribution and sale.

Platte Valley gathering system and processing plant. The Platte Valley system, located in the Denver-Julesburg Basin, consists of a processing plant with current cryogenic capacity of 100 MMcf/d, two fractionation trains, a 1,099-mile natural gas gathering system and related equipment. The Platte Valley gathering system has 13 compressor stations with a combined 17,011 of operating horsepower.

Customers. For the year ended December 31, 2011, approximately 8% of the Platte Valley system throughput was from Anadarko and the remaining throughput was from various third-party customers, the largest being EnCana Corporation.

Supply and delivery points. There are 713 receipt points connected to the Platte Valley gathering system as of December 31, 2011. The system is connected to our Wattenberg gathering system, as described below. The Platte Valley system is primarily supplied by the Wattenberg field and covers portions of Adams, Arapahoe, Boulder, Broomfield, Denver, Elbert, and Weld Counties, Colorado. The Platte Valley system delivers NGLs through the following pipelines:

•	local markets;

•	ONEOK Overland Pass Pipeline; and

•	the Wattenberg Pipeline owned and operated by DCP Midstream (formerly the Buckeye Pipeline).

In addition, the Platte Valley system can deliver to the CIG and Xcel Energy residue gas pipelines.

Wattenberg gathering system and processing plant. The Wattenberg gathering system is a 1,781-mile wet gas gathering system in the Denver-Julesburg Basin, north and east of Denver, Colorado, and includes six compressor stations and combined 72,579 of operating horsepower. The Fort Lupton processing plant has two trains with combined processing capacity of 105 MMcf/d.

Customers. Anadarko-operated production represented approximately 66% of system throughput during the year ended December 31, 2011. Approximately 29% of Wattenberg system throughput was from two third-party producers and the remaining throughput was from various third-party customers.

Supply. There are 2,129 receipt points and over 5,900 wells connected to the gathering system as of December 31, 2011. The Wattenberg gathering system is primarily supplied by the Wattenberg field and covers portions of Adams, Arapahoe, Boulder, Broomfield and Weld counties. Anadarko controls approximately 762,000 gross acres in the Wattenberg field. Anadarko drilled 472 wells and completed 2,090 fracs in connection with its active recompletion and re-frac program at the Wattenberg field during 2011 and has identified 1,200 to 2,700 opportunities to increase production including new well locations, re-fracs and recompletions.

Delivery points. The Wattenberg gathering system has five delivery points, with the following primary delivery points:

•	Anadarko’s Wattenberg processing plant;

•	our Fort Lupton processing plant; and

•	our Platte Valley processing plant.

The two remaining delivery points are to DCP Midstream’s Spindle processing plant and AKA Energy’s Gilcrest processing plant. All delivery points are connected to CIG and Xcel Energy residue gas pipelines, the ONEOK Overland Pass Pipeline for NGLs, and also have truck-loading facilities for access to local NGL markets. Anadarko’s Wattenberg and our Platte Valley processing plants also have NGL connections to the Wattenberg Pipeline owned and operated by DCP Midstream (formerly the Buckeye Pipeline).

White Cliffs pipeline. The White Cliffs pipeline consists of a 526-mile crude oil pipeline that originates in Platteville, Colorado and terminates in Cushing, Oklahoma. It has an approximate capacity of 80,000 barrels per day. At the point of origin, it has a 100,000-barrel storage facility and a truck-loading facility with an additional 220,000 barrels of storage. The pipeline is a joint venture owned by SemCrude Pipeline LP (51%), Plains Pipeline LP (34%), Noble Energy, Inc. (5%) and the Partnership (10%).

Customers. The White Cliffs pipeline has two throughput contracts with Anadarko and Noble Energy that run through May 2014. In addition, other parties may ship on White Cliffs Pipeline at FERC-based rates. During the year ended December 31, 2011, Anadarko was the largest shipper on the White Cliffs pipeline.

Supply. The White Cliffs pipeline is supplied by production from the Denver-Julesburg Basin and is the only direct route from the Denver-Julesburg Basin to Cushing, Oklahoma.

Delivery points. The White Cliffs pipeline delivery point is SemCrude’s storage facility in Cushing, Oklahoma, a major crude oil marketing center, which ultimately delivers to the mid-continent refineries.

Mid-Continent

Hugoton gathering system. The 1,953-mile Hugoton gathering system provides gathering service to the Hugoton field and is primarily located in Seward, Stevens, Grant and Morton Counties of Southwest Kansas and Texas County in Oklahoma. The Hugoton gathering system has 44 compressor stations with a combined 92,097 horsepower of compression.

Customers. Anadarko is the largest customer on the Hugoton gathering system with approximately 76% of the system throughput during the year ended December 31, 2011. Approximately 19% of the throughput on the Hugoton system for the year ended December 31, 2011 was from one third-party shipper with the balance from various other third-party shippers.

Supply. The Hugoton field is one of the largest natural gas fields in North America. The Hugoton field continues to be a long-life, slow-decline asset for Anadarko, which has an extensive acreage position in the field with approximately 470,000 gross acres. By virtue of a farm-out agreement between a third-party producer and Anadarko, the third-party producer gained the right to explore below the primary formations in the Hugoton field. Our existing asset is well-positioned to gather volumes that may be produced from successful new wells the third-party producer may drill.

Delivery points. The Hugoton gathering system is connected to DCP Midstream’s National Helium plant, which extracts NGLs and helium and delivers residue gas into the Panhandle Eastern pipeline. The system is also connected to the Satanta plant, which is owned by Pioneer Natural Resources Corporation (51%) and Anadarko (49%), for NGLs and helium processing and delivers residue gas into Kansas Gas Services and Southern Star pipeline.

East Texas

Dew gathering system. The 323-mile Dew gathering system is located in Anderson, Freestone, Leon and Robertson Counties of East Texas. The system provides gathering, dehydration and compression services and ultimately delivers into the Pinnacle gas treating system for any required treating. The Dew gathering system has 10 compressor stations with a combined 36,175 horsepower of compression.

Customers. Anadarko is the only shipper on the Dew gathering system.

Supply. As of December 31, 2011, Anadarko has approximately 833 producing wells in the Bossier play and controls approximately 122,000 gross acres in the area.

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

Customers. Anadarko is the largest shipper on the Pinnacle gathering system with approximately 90% of system throughput for the year ended December 31, 2011. The remaining throughput on the system during 2011 was from four third-party shippers.

Supply. The Pinnacle gathering system is well-positioned to provide gathering and treating services to the five-county area over which it extends, including the Cotton Valley Lime formations, which contain relatively high concentrations of sulfur and CO2. Total installed sulfur treating capacity is 20 LTD and we believe that we are well positioned to benefit from future sour gas production in the area.

Delivery points. The Pinnacle gathering system is connected to the following pipelines:

•	Atmos Texas pipeline;

•	Enbridge Pipelines (East Texas) LP pipeline;

•	Energy Transfer Fuels pipeline;

•	Enterprise Texas Pipeline, LP’s pipeline;

•	ETC Texas Pipeline, Ltd pipeline; and

•	Kinder Morgan’s Tejas pipeline.

These pipelines provide transportation to the Carthage, Waha and Houston Ship Channel market hubs in Texas.

West Texas

Haley gathering system. The 118-mile Haley gathering system provides gathering and dehydration services in Loving County, Texas and gathers a portion of Anadarko’s production from the Delaware Basin.

Customers. Anadarko’s production represented approximately 69% of the Haley gathering system’s throughput for the year ended December 31, 2011. The remaining throughput is attributable to Anadarko’s partner in the Haley area.

Supply. In the greater Delaware basin, Anadarko has access to approximately 355,000 gross acres as of December 31, 2011, a portion of which is gathered by the Haley gathering system.

Delivery points. The Haley gathering system has multiple delivery points. The primary delivery points are to the El Paso Natural Gas pipeline or the Enterprise GC, LP pipeline for ultimate delivery into Energy Transfer’s Oasis pipeline. We also have the ability to deliver into Southern Union Energy Services’ pipeline for further delivery into the Oasis pipeline. The pipelines at these delivery points provide transportation to both the Waha and Houston Ship Channel markets.

COMPETITION

Competition on gathering systems and at processing plants. The midstream services business is very competitive. Our competitors include other midstream companies, producers, and intrastate and interstate pipelines. Competition for natural gas and NGL volumes is primarily based on reputation, commercial terms, reliability, service levels, location, available capacity, capital expenditures and fuel efficiencies. However, a substantial portion of our throughput volumes on a majority of our systems are owned or controlled by Anadarko. In addition, Anadarko has dedicated future production to us from its acreage surrounding our initial assets’ gathering systems and the Wattenberg gathering system. We believe our assets that are outside of the dedicated areas are geographically well positioned to retain and attract third-party volumes.

We believe the primary advantages of our assets are their proximity to established and/or new production, and our ability to provide flexible services to producers. We believe we can provide the services that producers and other customers require to connect, gather and process their natural gas efficiently, at competitive and flexible contract terms.

The following table summarizes the primary competitors for our gathering systems and processing plants at December 31, 2011.

System	Competitor(s)
Bison assets	None

Chipeta processing plant	QEP Field Services Company and El Paso Midstream Group, Inc.

Clawson gathering systems	XTO Energy

Dew and Pinnacle gathering systems	ETC Texas Pipeline, Ltd; Enbridge Pipelines (East Texas) LP; XTO Energy; and Kinder Morgan Tejas Pipeline, LP

Fort Union gathering system	MIGC, Thunder Creek Gas Services, Williston Basin Interstate Pipeline Company and TransCanada

Granger gathering system and processing plant	Williams Field Services; Enterprise Gas Processing, LLC; Jonah Gas Gathering Company; and QEP Field Services Company

Haley gathering system	Anadarko’s Delaware Basin JV Gathering LLC; Enterprise GC, LP; Targa Midstream Services LLC and Southern Union Energy Services Company

Helper gathering systems	None

Hilight gathering system and processing plant	DCP Midstream and Merit Energy

Hugoton gathering system	ONEOK Gas Gathering Company, DCP Midstream and Pioneer Natural Resources

Newcastle gathering system and processing plant	DCP Midstream

Platte Valley gathering system and processing plant	DCP Midstream and AKA Energy

Wattenberg gathering system and processing plant	DCP Midstream and AKA Energy

Competition on transportation systems. MIGC competes with other pipelines that service the regional market and transport gas volumes from the Powder River Basin to Glenrock, Wyoming. MIGC competitors seek to attract and connect new gas volumes throughout the Powder River Basin, including certain of the volumes currently being transported on the MIGC pipeline. Competitive factors include commercial terms, available capacity, fuel efficiencies, pipeline interconnections, and gas quality. MIGC’s major competitors are Thunder Creek Gas Services, TransCanada’s Bison pipeline (which commenced operations in January 2011), Williston Basin Interstate Pipeline Company and the Fort Union gathering system. The White Cliffs pipeline faces no direct competition from other pipelines, although shippers could sell crude oil in local markets rather than ship to Cushing, Oklahoma. The 17-mile NGL line originating in Chipeta faces no direct competition.

SAFETY AND MAINTENANCE

The pipelines we use to gather and transport natural gas and NGLs are subject to regulation by the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) of the Department of Transportation (“DOT”), pursuant to the Natural Gas Pipeline Safety Act of 1968, as amended (“NGPSA”) with respect to natural gas, and Hazardous Liquids Pipeline Safety Act of 1979, as amended (“HLPSA”) with respect to NGLs. Both the NGPSA and the HLPSA have been amended by the Pipeline Safety Improvement Act of 2002 (“PSIA”), which was reauthorized and amended by the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006. The NGPSA regulates safety requirements in the design, construction, operation and maintenance of natural gas and NGL pipeline facilities, while the PSIA establishes mandatory inspections for all U.S. hazardous liquid and natural gas transportation pipelines and some gathering lines in high-population areas.

These pipeline safety laws are subject to further amendment, with the potential for more onerous obligations and stringent standards being imposed on pipeline owners and operators. For example, on January 3, 2012, President Obama signed the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (the “2011 Pipeline Safety Act”), which requires increased safety measures for gas and hazardous liquids transportation pipelines. Among other things, the 2011 Pipeline Safety Act directs the Secretary of Transportation to promulgate rules or standards relating to expanded integrity management requirements, automatic or remote-controlled valve use, excess flow valve use, and leak detection system installation. The 2011 Pipeline Safety Act also directs owners and operators of interstate and intrastate gas transmission pipelines to verify their records confirming the maximum allowable pressure of pipelines in certain class locations and high consequence areas, requires promulgation of regulations for conducting tests to confirm the material strength of pipe operating above 30% of specified minimum yield strength in high consequence areas, and increases the maximum penalty for violation of pipeline safety regulations from $1.0 million to $2.0 million. The safety enhancement requirements and other provisions of the 2011 Pipeline Safety Act could require us to install new or modified safety controls, pursue additional capital projects, or conduct maintenance programs on an accelerated basis, any or all of which tasks could result in our incurring increased operating costs that could be significant and have a material adverse effect on our results of operations or financial position.

The PHMSA has developed regulations implementing the PSIA that require transportation pipeline operators to implement integrity management programs, including more frequent inspections and other measures to ensure pipeline safety in “high consequence areas,” such as high population areas, areas unusually sensitive to environmental damage and commercially navigable waterways. We, or the entities in which we own an interest, inspect our pipelines regularly in compliance with state and federal maintenance requirements. Nonetheless, the adoption of new or amended regulations by PHMSA that result in more stringent or costly pipeline integrity management or safety standards could have a significant adverse effect on us and similarly situated midstream operators. For instance, in August 2011, PHMSA published an advance notice of proposed rulemaking in which the agency is seeking public comment on a number of changes to regulations governing the safety of gas transmission pipelines and gathering lines, including, for example, (i) revising the definitions of “high consequence areas” and “gathering lines”; (ii) strengthening integrity management requirements as they apply to existing regulated operators and to currently exempt operators should certain exemptions be removed; (iii) strengthening requirements on the types of gas transmission pipeline integrity assessment methods that may be selected for use by operators; (iv) imposing gas transmission integrity management requirements on onshore gas gathering lines; (v) requiring the submission of annual, incident and safety-related conditions reports by operators of all gathering lines; and (vi) enhancing the current requirements for internal corrosion control of gathering lines.

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

In addition, we are subject to a number of federal and state laws and regulations, including the federal Occupational Safety and Health Act, as amended (“OSHA”) and comparable state statutes, the purposes of which are to protect the health and safety of workers, both generally and within the pipeline industry. In addition, the OSHA hazard communication standard, the U.S. Environmental Protection Agency’s (“EPA”) community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state statutes require that information be maintained concerning hazardous materials used or produced in our operations and that such information be provided to employees, state and local government authorities and citizens.

We and the entities in which we own an interest are also subject to OSHA Process Safety Management (“PSM”) regulations, as well as the EPA’s Risk Management Program (“RMP”), which are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive chemicals. These regulations apply to any process which involves a chemical at or above specified thresholds or any process which involves flammable liquid or gas in excess of 10,000 pounds. We believe that we are in material compliance with all applicable laws and regulations relating to worker health and safety.

REGULATION OF OPERATIONS

Regulation of pipeline gathering and transportation services, natural gas sales and transportation of NGLs may affect certain aspects of our business and the market for our products and services.

Interstate transportation pipeline regulation. MIGC, our interstate natural gas transportation system, is subject to regulation by FERC under the Natural Gas Act of 1938 (“NGA”). Under the NGA, FERC has authority to regulate natural gas companies that provide natural gas pipeline transportation services in interstate commerce. Federal regulation extends to such matters as the following:

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

The rates and terms and conditions for our interstate pipeline services are set forth in FERC-approved tariffs. Pursuant to FERC’s jurisdiction over rates, existing rates may be challenged by complaint or by action of the FERC under Section 5 of the NGA, and proposed rate increases may be challenged by protest. In November 2011, the FERC initiated an investigation to examine the justness and reasonableness of MIGC’s rates pursuant to Section 5 of the NGA and set the matter for hearing. The outcome of the FERC’s Section 5 case, or any successful complaint or protest against our rates could have an adverse impact on our revenues associated with providing transportation service on the MIGC system, but management does not believe the outcome of the MIGC Section 5 rate case will have a material effect on the Partnership’s financial condition, results of operations or cash flows.

On October 16, 2008, FERC issued Order No. 717, which promulgated new standards of conduct for transmission providers to regulate the manner in which interstate natural gas pipelines may interact with their marketing affiliates based on an employee separation approach. Order No. 717 implements revised standards of conduct that include three primary rules: (1) the “independent functioning rule,” which requires transmission function and marketing function employees to operate independently of each other; (2) the “no-conduit rule,” which prohibits passing transmission function information to marketing function employees; and (3) the “transparency rule,” which imposes posting requirements to help detect any instances of undue preference. FERC also clarified in Order No. 717 that existing waivers to the standards of conduct (such as those held by MIGC) shall continue in full force and effect. FERC has issued a number of orders clarifying certain provisions of the Standards of Conduct under Order No. 717, however the subsequent orders did not substantively alter the Standards of Conduct.

In May 2005, FERC issued a policy statement permitting the inclusion of an income tax allowance in the cost of service-based rates of a pipeline organized as a tax pass-through partnership entity, if the pipeline proves that the ultimate owner of its equity interests has an actual or potential income tax liability on public utility income. The policy statement also provides that whether a pipeline’s owners have such actual or potential income tax liability will be reviewed by FERC on a case-by-case basis. In August 2005, FERC dismissed requests for rehearing of its new policy statement. On December 16, 2005, FERC issued its first significant case-specific review of the income tax allowance issue in a pipeline partnership’s rate case. FERC reaffirmed its new income tax allowance policy and directed the subject pipeline to provide certain evidence necessary for the pipeline to determine its income tax allowance. The new tax allowance policy and the December 16, 2005 order were appealed to the United States Court of Appeals for the District of Columbia Circuit (“D.C. Circuit”). The D.C. Circuit issued an order on May 29, 2007 in which it denied these appeals and upheld FERC’s new tax allowance policy and the application of that policy in the December 16, 2005 order on all points subject to appeal. The D.C. Circuit denied rehearing of the May 29, 2007 decision on August 20, 2007, and the D.C. Circuit’s decision is final. Whether a pipeline’s owners have actual or potential income tax liability will be reviewed by FERC on a case-by-case basis. How the policy statement affirmed by the D.C. Circuit is applied in practice to pipelines owned by publicly traded partnerships could impose limits on a pipeline’s ability to include a full income tax allowance in its cost of service.

On April 17, 2008, FERC issued a proposed policy statement regarding the composition of proxy groups for determining the appropriate return on equity for natural gas and oil pipelines using FERC’s Discounted Cash Flow (“DCF”) model. In the policy statement, which modified a proposed policy statement issued in July 2007, FERC concluded (1) master limited partnerships (“MLPs”) should be included in the proxy group used to determine return on equity for both oil and natural gas pipelines; (2) there should be no cap on the level of distributions included in FERC’s current DCF methodology; (3) Institutional Brokers’ Estimate System forecasts should remain the basis for the short-term growth forecast used in the DCF calculation; (4) the long-term growth component of the DCF model should be limited to fifty percent of long-term gross domestic product; and (5) there should be no modification to the current two-thirds and one-third weighting of the short-term and long-term growth components, respectively. FERC also concluded that the policy statement should govern all gas and oil rate proceedings involving the establishment of return on equity that are pending before FERC. FERC’s policy determinations applicable to MLPs are subject to further modification, and it is possible that these policy determinations may have a negative impact on MIGC’s rates in the future.

On August 8, 2005, Congress enacted the Energy Policy Act of 2005 (“EPAct 2005”). Among other matters, EPAct 2005 amends the NGA to add an anti-manipulation provision which makes it unlawful for any entity to engage in prohibited behavior in contravention of rules and regulations to be prescribed by FERC and, furthermore, provides FERC with additional civil penalty authority. On January 19, 2006, FERC issued Order No. 670, a rule implementing the anti-manipulation provision of EPAct 2005, and subsequently denied rehearing. The rules make it unlawful for any entity, directly or indirectly in connection with the purchase or sale of natural gas subject to the jurisdiction of FERC or the purchase or sale of transportation services subject to the jurisdiction of FERC to (1) use or employ any device, scheme or artifice to defraud; (2) make any untrue statement of material fact or omit to make any such statement necessary to make the statements made not misleading or (3) engage in any act or practice that operates as a fraud or deceit upon any person.

The new anti-manipulation rules apply to interstate gas pipelines and storage companies and intrastate gas pipelines and storage companies that provide interstate services, such as Section 311 service, as well as otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” gas sales, purchases or transportation subject to FERC jurisdiction. The new anti-manipulation rules do not apply to activities that relate only to intrastate or other non-jurisdictional sales or gathering, but only to the extent such transactions do not have a “nexus” to jurisdictional transactions. EPAct 2005 also amends the NGA and the Natural Gas Policy Act of 1978 (“NGPA”) to give FERC authority to impose civil penalties for violations of these statutes up to $1.0 million per day per violation for violations occurring after August 8, 2005. In connection with this enhanced civil penalty authority, FERC issued a policy statement on enforcement to provide guidance regarding the enforcement of the statutes, orders, rules and regulations it administers, including factors to be considered in determining the appropriate enforcement action to be taken. Should we fail to comply with all applicable FERC-administered statutes, rules, regulations and orders, we could be subject to substantial penalties and fines.

In 2007, FERC took steps to enhance its market oversight and monitoring of the natural gas industry by issuing several rulemaking orders designed to promote gas price transparency and to prevent market manipulation. On December 26, 2007, FERC issued a final rule on the annual natural gas transaction reporting requirements, as amended by subsequent orders on rehearing, or Order No. 704. Order No. 704 requires buyers and sellers of natural gas above a de minimis level, including entities not otherwise subject to FERC jurisdiction, to submit on May 1 of each year an annual report to FERC describing their aggregate volumes of natural gas purchased or sold at wholesale in the prior calendar year to the extent such transactions utilize, contribute to or may contribute to the formation of price indices. Order No. 704 also requires market participants to indicate whether they report prices to any index publishers and, if so, whether their reporting complies with FERC’s policy statement on price reporting. It is the responsibility of the reporting entity to determine which individual transactions should be reported based on the guidance of Order No. 704, as clarified in orders on clarification and rehearing.

Order No. 720, issued on November 20, 2008, increases the Internet posting obligations of interstate pipelines, and also requires “major non-interstate” pipelines (defined as pipelines with annual deliveries of more than 50 million MMBtu) to post on the Internet the daily volumes scheduled for each receipt and delivery point on their systems with a design capacity of 15,000 MMBtu per day or greater. In October 2011, Order 720, as clarified by orders on clarification and rehearing, was vacated by the United States Court of Appeals for the Fifth Circuit (“Fifth Circuit”) with respect to its application to non-interstate pipelines. In December 2011, the Fifth Circuit confirmed that Order 720, as clarified, remained applicable to interstate pipelines with respect to the additional posting requirements. On May 20, 2010, the FERC issued Order No. 735, which requires intrastate pipelines providing transportation services under Section 311 of the NGPA and Hinshaw pipelines operating under Section 1(c) of the NGA to report on a quarterly basis more detailed transportation and storage transaction information, including: rates charged by the pipeline under each contract; receipt and delivery points and zones or segments covered by each contract; the quantity of natural gas the shipper is entitled to transport, store, or deliver; the duration of the contract; and whether there is an affiliate relationship between the pipeline and the shipper. Order No. 735 further requires that such information must be supplied through a new electronic reporting system and will be posted on FERC’s website, and that such quarterly reports may not contain information redacted as privileged. Order No. 735 also extends the Commission’s periodic review of the rates charged by the subject pipelines from three years to five years. The FERC promulgated this rule after determining that such transactional information would help shippers make more informed purchasing decisions and would improve the ability of both shippers and the FERC to monitor actual transactions for evidence of market power or undue discrimination. Order No. 735 became effective on April 1, 2011. On December 16, 2010, the Commission issued Order No. 735-A, which generally reaffirmed Order No. 735, with certain modifications. On January 19, 2012, the Commission issued Order No. 757, which eliminates the semi-annual storage reporting requirements for interstate pipelines and section 311 and Hinshaw pipelines as largely duplicative with other reporting requirements.

In 2008, FERC also took action to ease restrictions on the capacity release market, in which shippers on interstate pipelines can transfer to one another their rights to pipeline and/or storage capacity. Among other things, Order No. 712, as modified on rehearing, removes the price ceiling on short-term capacity releases of one year or less, allows a shipper releasing gas storage capacity to tie the release to the purchase of the gas inventory and the obligation to deliver the same volume at the expiration of the release, and facilitates Asset Management Agreements (“AMAs”) by exempting releases under qualified AMAs from: the competitive bidding requirements for released capacity; FERC’s prohibition against tying releases to extraneous conditions; and the prohibition on capacity brokering.

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

During the 2007 legislative session, the Texas State Legislature passed House Bill 3273 (“Competition Bill”) and House Bill 1920 (“LUG Bill”). The Texas Competition Bill and LUG Bill contain provisions applicable to gathering facilities. The Competition Bill allows the Railroad Commission of Texas (“TRRC”), the ability to use either a cost-of-service method or a market-based method for setting rates for natural gas gathering in formal rate proceedings. It also gives the TRRC specific authority to enforce its statutory duty to prevent discrimination in natural gas gathering, to enforce the requirement that parties participate in an informal complaint process and to punish purchasers, transporters and gatherers for taking discriminatory actions against shippers and sellers. The LUG Bill modifies the informal complaint process at the TRRC with procedures unique to lost and unaccounted for gas issues. It extends the types of information that can be requested and gives the TRRC the authority to make determinations and issue orders in specific situations. Both the Competition Bill and the LUG Bill became effective September 1, 2007. We cannot predict what effect, if any, either the Competition Bill or the LUG Bill might have on our gathering operations.

Pipeline safety legislation. On January 3, 2012, the President signed into law the 2011 Pipeline Safety Act. This legislation provides a four-year reauthorization of the federal pipeline safety programs administered by the PHMSA. The 2011 Pipeline Safety Act increases the maximum amount of civil penalties the United States can seek from pipeline owners or operators who violate pipeline safety rules and regulations. It authorizes PHMSA (i) to extend existing integrity management requirements to additional pipelines beyond high-consequence areas, subject to Congressional review, and (ii) to require installation of automatic and remote-controlled shut-off valves on newly constructed transmission pipelines and for ones that are entirely replaced. The 2011 Pipeline Safety Act also imposes new notification and reporting requirements. Many specific requirements will be developed as part of future regulations. While we cannot predict how DOT will implement the 2011 Pipeline Safety Act and other regulatory initiatives relating to pipeline safety, these provisions could have a material effect on our operations and could subject us to more comprehensive and stringent safety requirements and greater penalties for violations of safety rules.

Financial reform legislation. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), signed into law in 2010, requires most derivative transactions to be centrally cleared and/or executed on an exchange, and additional capital and margin requirements are required to prescribed for most non-cleared trades. Non-financial entities that enter into certain derivatives contracts are exempted from the central clearing requirement; however, (i) all derivatives transactions must be reported to a central repository, (ii) the entity must obtain approval of derivative transactions from the appropriate committee of its board and (iii) the entity must notify the Commodity Futures Trading Commission (the “CFTC”) of its ability to meet its financial obligations before such exemption will be allowed. The CFTC has issued proposed regulations that set out the circumstances under which certain end users could elect to be exempt from the clearing requirements of the Dodd-Frank Act; however, we cannot predict at this time whether and to what extent any such exemption, once finalized in regulations, would be applicable to our activities. While we cannot currently predict the impact of this legislation, we will continue to monitor the potential impact of this new law as the resulting regulations emerge over the next several months and years.

ENVIRONMENTAL MATTERS

General. Our operations are subject to stringent federal, state and local laws and regulations relating to the protection of the environment. These laws and regulations can restrict or impact our business activities in many ways, such as:

•	requiring the acquisition of various permits to conduct regulated activities;

•	requiring the installation of pollution-control equipment or otherwise restricting the way we can handle or dispose of our wastes;

•	limiting or prohibiting construction activities in sensitive areas, such as wetlands, coastal regions or areas inhabited by endangered or threatened species; and

•	requiring investigatory and remedial actions to mitigate or eliminate pollution conditions caused by our operations or attributable to former operations.

Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of investigatory and remedial obligations and the issuance of orders enjoining future operations or imposing additional compliance requirements. Also, certain environmental statutes impose strict, and in some cases, joint and several liability for costs required to clean up and restore sites where hydrocarbons or wastes have been disposed or otherwise released. Consequently, we may be subject to environmental liability at our currently owned or operated facilities for conditions caused by others prior to our involvement.

We have implemented programs and policies designed to keep our pipelines, plants and other facilities in compliance with existing environmental laws and regulations and do not believe that our compliance with such legal requirements will have a material adverse effect on our business, financial condition, results of operations or cash flows. Nonetheless, the trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and thus, there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation and actual future expenditures may be significantly in excess of the amounts we currently anticipate. We try to anticipate future regulatory requirements that might be imposed and plan accordingly to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance. While we believe that we are in substantial compliance with existing environmental laws and regulations, there is no assurance that the current conditions will continue in the future. Below is a discussion of several of the material environmental laws and regulations that relate to our business.

Hazardous substances and wastes. The federal Comprehensive Environmental Response, Compensation, and Liability Act, as amended (“CERCLA” or the “Superfund law”), and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of potentially responsible parties for the release of a “hazardous substance” into the environment. These persons include current and prior owners or operators of the site where a release of hazardous substances occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Under CERCLA, these “responsible persons” may be subject to strict and joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. We generate materials in the course of our ordinary operations that are regulated as “hazardous substances” under CERCLA or similar state laws and, as a result, may be jointly and severally liable under CERCLA, or such laws, for all or part of the costs required to clean up sites at which these hazardous substances have been released into the environment.

We also generate solid wastes, including hazardous wastes, which are subject to the requirements of the federal Resource Conservation and Recovery Act, as amended (“RCRA”), and comparable state statutes. RCRA regulates both hazardous wastes and nonhazardous solid wastes and imposes strict requirements on the generation, storage, treatment, transportation and disposal of hazardous wastes. In the ordinary course of our operations, we generate wastes constituting nonhazardous solid waste and, in some instances, hazardous wastes. While certain petroleum production wastes are excluded from RCRA’s hazardous waste regulations, it is possible that these wastes will in the future be designated as “hazardous wastes” and be subject to more rigorous and costly disposal requirements, which could have a material adverse effect on our maintenance capital expenditures and operating expenses.

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

Air Emissions. The federal Clean Air Act, as amended, and comparable state laws and regulations restrict the emission of air pollutants from various industrial sources, including our compressor stations, and also impose various monitoring and reporting requirements. Such laws and regulations may require that we obtain pre-approval for the construction or modification of certain projects or facilities, obtain and strictly comply with air permits containing various emissions and operational limitations and utilize specific emission control technologies to limit emissions. Our failure to comply with these requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations and, potentially, criminal enforcement actions. We may be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining permits and approvals for air emissions. For example, in July 2011, the EPA proposed a range of new regulations that would establish new air emission controls for oil and natural gas production and natural gas processing, including, among other things, a new source performance standard for volatile organic compounds that would apply to hydraulically fractured wells, compressors, pneumatic controllers, condensate and crude oil storage tanks, and natural gas processing plants. The EPA is under a court order to finalize these proposed regulations by April 3, 2012. We believe, however, that our operations will not be materially adversely affected by such existing or currently proposed requirements, and the requirements are not expected to be any more burdensome to us than to other similarly situated companies.

Climate change. In response to findings that emissions of carbon dioxide, methane, and other greenhouse gases (“GHG”) present an endangerment to public health and the environment because emissions of such gases are contributing to the warming of the earth’s atmosphere and other climatic changes, the EPA has adopted regulations under existing provisions of the federal Clean Air Act that require a reduction in emissions of GHG from motor vehicles and also trigger construction and operating permit review for GHG emissions from certain stationary sources. In addition, EPA adopted rules requiring the monitoring and reporting of GHGs from certain sources, including, among others, onshore and offshore oil and natural gas production and onshore oil and natural gas processing, transmission, storage, and distribution activities, which may include certain of our operations, on an annual basis. We are monitoring GHG emissions from our operations in accordance with the GHG emissions reporting rule and believe that our monitoring activities are in substantial compliance with applicable reporting obligations.

In addition, Congress has from time to time considered legislation to reduce emissions of GHG, and numerous states have taken measures to reduce emissions of GHG. The adoption of any legislation or regulations that requires reporting of GHG or otherwise limits emissions of GHG from our equipment and operations could require us to incur costs to reduce emissions of GHG associated with our operations or could adversely affect demand for the natural gas and NGLs we gather and process. Finally, some scientists have concluded that increasing concentrations of GHGs in the earth’s atmosphere may produce climate change that could have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events; if such effects were to occur, they could have an adverse effect on our midstream operations.

Water Discharges. The federal Water Pollution Control Act, as amended (“Clean Water Act”), and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants or dredged and fill material into state waters as well as waters of the U.S. and adjacent wetlands. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of permits issued by the EPA, the Army Corps of Engineers or an analogous state agency. Spill prevention, control and countermeasure requirements of federal laws require appropriate containment berms and similar structures to help prevent the contamination of regulated waters in the event of a hydrocarbon spill, rupture or leak. While the Clean Water Act does not require individual permits or coverage under general permits for uncontaminated discharges of storm water runoff from oil and gas facilities, some state laws may require permit coverage. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws. We believe that compliance with existing permits and foreseeable new permit requirements will not have a material adverse effect on our financial condition, results of operations or cash flows.

Hydraulic Fracturing. Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations such as shales. The process involves the injection of water, sand, and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production. Hydraulic fracturing typically is regulated by state oil and natural gas commissions but the EPA has asserted federal regulatory authority pursuant to the Safe Drinking Water Act (“SDWA”) over certain hydraulic fracturing activities involving the use of diesel fuel. In addition, legislation has been introduced before Congress to provide for federal regulation of hydraulic fracturing under the SDWA and to require disclosure of the chemicals used in the hydraulic fracturing process. Moreover, some states, including states in which we have operations including Colorado, Texas and Wyoming, have adopted, and other states are considering adopting, regulations that could impose more stringent permitting, public disclosure, and well construction requirements on hydraulic fracturing operations or otherwise seek to ban fracturing activities altogether. In the event that new or more stringent federal, state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where our oil and natural gas exploration and production customers operate, those customers could incur potentially significant added costs to comply with such requirements and experience delays or curtailment in the pursuit of production activities, which could reduce demand for our gathering and processing services.

In addition, certain governmental reviews are either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices, and a committee of the United States House of Representatives has conducted an investigation of hydraulic fracturing practices. The EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, with initial results expected to be available by late 2012 and final results by 2014. Moreover, the EPA is developing effluent standards for the treatment and disposal of wastewater resulting from hydraulic fracturing activities and plans to propose these standards by 2014.

Other governmental agencies, including the U.S. Department of Energy and the U.S. Department of the Interior, are evaluating various other aspects of hydraulic fracturing. These ongoing or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the federal Safe Drinking Water Act or other regulatory mechanisms, which events could delay or curtail production of natural gas by exploration and production operators, some of which are our customers, and thus reduce demand for our midstream services.

Endangered species. The Endangered Species Act, as amended (“ESA”), restricts activities that may affect endangered or threatened species or their habitats. While some of our pipelines may be located in areas that are designated as habitats for endangered or threatened species, we believe that we are in substantial compliance with the ESA. If endangered species are located in areas of the underlying properties where we wish to conduct development activities, such work could be prohibited or delayed or expensive mitigation may be required. Moreover, as a result of a settlement approved by the U.S. District Court for the District of Columbia on September 9, 2011, the U.S. Fish and Wildlife Service is required to make a determination on listing of more than 250 species as endangered or threatened under the ESA over the next six years, through the agency’s 2017 fiscal year. The designation of previously unprotected species as threatened or endangered in areas where we or our oil and natural gas exploration and production customers operate could cause us or our customers to incur increased costs arising from species protection measures and could result in delays or limitations in our customers’ performance of operations, which could reduce demand for our midstream services.

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

EMPLOYEES

We do not have any employees. The officers of our general partner manage our operations and activities under the direction and supervision of our general partner’s board of directors. As of December 31, 2011, Anadarko employed approximately 324 people who provided direct, full-time support to our operations. All of the employees required to conduct and support our operations are employed by Anadarko and all of our direct, full-time personnel are subject to a service and secondment agreement between our general partner and Anadarko. None of these employees are covered by collective bargaining agreements, and Anadarko considers its employee relations to be good.

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

•	the supply of and demand for, and the prices of, oil, natural gas, NGLs and other products or services;

•	the weather;

•	inflation;

•	the availability of goods and services;

•	general economic conditions, either internationally or nationally or in the jurisdictions in which we are doing business;

•	changes in environmental and safety regulations; environmental risks; regulations by the Federal Energy Regulatory Commission, (“FERC”); and liability under federal and state laws and regulations;

•	legislative or regulatory changes affecting our status as a partnership for federal income tax purposes;

•

changes in the financial or operational condition of our sponsor, Anadarko, including changes as a result of remaining claims related to the Deepwater Horizon events for which Anadarko is not indemnified;

•	changes in Anadarko’s capital program, strategy or desired areas of focus;

•	our commitments to capital projects;

•	the ability to utilize our revolving credit facility (“RCF”);

•	the creditworthiness of Anadarko or our other counterparties, including financial institutions, operating partners, and other parties;

•	our ability to repay debt;

•	our ability to maintain and/or obtain rights to operate our assets on land owned by third parties;

•	our ability to acquire assets on acceptable terms;

•

non-payment or non-performance of Anadarko or other significant customers, including under our gathering, processing and transportation agreements and our $260.0 million note receivable from Anadarko; and

•

other factors discussed below and elsewhere in this Item 1A and the caption Critical Accounting Policies and Estimates included under Item 7 of this Form 10-K and in our other public filings and press releases.

The risk factors and other factors noted throughout or incorporated by reference in this report could cause our actual results to differ materially from those contained in any forward-looking statement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Common units are inherently different from capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in similar businesses. We urge you to carefully consider the following risk factors together with all of the other information included in this Form 10-K in evaluating an investment in our common units.

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

We rely on Anadarko for a substantial majority of the natural gas that we gather, treat, process and transport. For the year ended December 31, 2011, Anadarko owned or controlled 73% of our total throughput. Anadarko may suffer a decrease in production volumes in the areas serviced by us and is under no contractual obligation to maintain its production volumes dedicated to us. The loss of a significant portion of production volumes supplied by Anadarko would result in a material decline in our revenues and our cash available for distribution. In addition, Anadarko may reduce its drilling activity in our areas of operation or determine that drilling activity in other areas of operation is strategically more attractive. A shift in Anadarko’s focus away from our areas of operation could result in reduced throughput on our system and a material decline in our revenues and cash available for distribution.

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

Also, due to our relationship with Anadarko, our ability to access the capital markets, or the pricing we receive therein, we may be adversely affected by any impairments to Anadarko’s financial condition or adverse changes in its credit ratings.

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

Please see Item 1A, in Anadarko’s Form 10-K for the year ended December 31, 2011, for a full discussion of the risks associated with Anadarko’s business.

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

We may not have sufficient cash from operations following the establishment of cash reserves and payment of fees and expenses, including cost reimbursements to our general partner, to enable us to pay announced distributions to holders of our common units.

In order to pay the announced distribution of $0.44 per unit per quarter, or $1.76 per unit per year, we will require available cash of approximately $43.0 million per quarter, or $172.1 million per year, based on the number of general partner units and common units outstanding at February 1, 2012. We may not have sufficient available cash from operating surplus each quarter to enable us to pay the announced distribution. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

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

Lower natural gas, NGL or oil prices could impact natural gas and oil exploration and production activity levels and result in a decline in production in our areas of operation, resulting in reduced throughput on our systems. Any such decline may cause our current or potential customers to delay drilling or shut in production, and potentially affect our vendors’, suppliers’ and customers’ ability to continue operations. In addition to reducing natural gas volumes on our systems, such a decline would reduce the amount of NGLs and condensate we retain and sell. As a result, lower natural gas prices could have an adverse effect on our business, results of operations, financial condition and our ability to make cash distributions to our unitholders.

In general terms, the prices of natural gas, oil, condensate, NGLs and other hydrocarbon products fluctuate in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control. For example, in recent years, market prices for natural gas have declined substantially from the highs achieved in 2008, and the increased supply resulting from the rapid development of shale plays throughout North America has contributed significantly to this trend. Factors impacting commodity prices include the following:

•	domestic and worldwide economic conditions;

•	weather conditions and seasonal trends;

•	the ability to develop recently discovered or deploy new technologies to known natural gas fields;

•	the levels of domestic production and consumer demand, as affected by, among other things, concerns over inflation, geopolitical issues and the availability and cost of credit;

•	the availability of imported or a market for exported liquefied natural gas;

•	the availability of transportation systems with adequate capacity;

•	the volatility and uncertainty of regional pricing differentials such as in the Mid-Continent or Rocky Mountains;

•	the price and availability of alternative fuels;

•	the effect of energy conservation measures;

•	the nature and extent of governmental regulation and taxation; and

•	the anticipated future prices of natural gas, NGLs and other commodities.

Our strategies to reduce our exposure to changes in commodity prices may fail to protect us and could negatively impact our financial condition, thereby reducing our cash flows and our ability to make distributions to unitholders.

Based on gross margin for the year ended December 31, 2011, approximately 28% of our processing services are provided under percent-of-proceeds and keep-whole arrangements under which the associated revenues and expenses are directly correlated with the prices of natural gas, condensate and NGLs. These percentages may significantly increase as a result of future acquisitions, if any.

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

Global financial markets and economic conditions have been, and continue to be volatile. While our sector has rebounded from lows seen in 2008, the repricing of credit risk and the current relatively weak economic conditions have made, and will likely continue to make, it difficult for some entities to obtain funding. In addition, as a result of concerns about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets could increase if lenders and institutional investors increase interest rates, enact tighter lending standards, refuse to refinance existing debt at maturity at all or on terms similar to the borrower’s current debt, or reduce, or in some cases, cease to provide funding to borrowers. Further, we may be unable to obtain adequate funding under our RCF if our lending counterparties become unwilling or unable to meet their funding obligations. Due to these factors, we cannot be certain that funding will be available if needed and to the extent required on acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to execute our business plans, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our financial condition, results of operations or cash flows.

Our significant indebtedness, and any future indebtedness, and the restrictions in our debt agreements may adversely affect our future financial and operating flexibility and our ability to service our 5.375% Senior Notes due 2021 (the “Notes”).

As of December 31, 2011, we had consolidated indebtedness of $669.2 million consisting of approximately $494.2 million attributable to the Notes and a $175.0 million note payable to Anadarko. In addition, as of December 31, 2011, we were able to incur an additional $800.0 million of indebtedness under our RCF. Our substantial indebtedness and the additional debt we may incur in the future for potential acquisitions or operating activities may adversely affect our liquidity and therefore our ability to make interest payments on the Notes.

Among other things, our significant indebtedness may be viewed negatively by credit rating agencies, which could result in increased costs for us to access the capital markets. Any future downgrade of the debt issued by us or our subsidiaries could significantly increase our capital costs or adversely affect our ability to raise capital in the future.

Debt service obligations and restrictive covenants in the RCF and the indenture governing the Notes may adversely affect our ability to finance future operations, pursue acquisitions and fund other capital needs. In addition, this leverage may make our results of operations more susceptible to adverse economic or operating conditions by limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate and may place us at a competitive disadvantage as compared to our competitors that have less debt.

The Notes are our senior unsecured obligations and as a result, are effectively junior to our future secured indebtedness, to the extent of the value of the collateral securing such indebtedness, and to the indebtedness and other liabilities of our subsidiaries that do not guarantee the Notes.

The Notes are our senior unsecured obligations and will rank equally in right of payment with all of our other existing and future senior indebtedness. Although all of our wholly owned subsidiaries guarantee the Notes, in the future, under certain circumstances the guarantees may be released, and we may have subsidiaries that are not guarantors. A guarantor’s guarantee will be released if, among other things, such guarantor is released from its guarantee obligations under our RCF, which would occur if, among other things, we receive investment grade ratings from two of Standard & Poor’s Ratings Services, Moody’s Investors Services, Inc. and Fitch Ratings Ltd. In that case, the Notes would be structurally subordinated to the claims of all creditors, including trade creditors and tort claimants, of our non-guarantor subsidiaries. In the event of the liquidation, dissolution, reorganization, bankruptcy or similar proceeding of the business of a subsidiary that is not a guarantor, creditors of that subsidiary, including trade creditors, would generally have the right to be paid in full before any distribution is made to us or the holders of the Notes.

Accordingly, there may not be sufficient funds remaining to pay amounts due on all or any of the Notes. As of December 31, 2011, our subsidiaries had no debt for borrowed money owing to any unaffiliated third parties (other than guarantees of our RCF). However, such subsidiaries are not prohibited under the indenture from incurring indebtedness in the future.

In addition, because the Notes and the guarantees of the Notes are unsecured, holders of any secured indebtedness of ours or our subsidiaries would have claims with respect to the assets constituting collateral for such indebtedness that are senior to the claims of the holders of the Notes. Currently, neither we nor any of our subsidiary guarantors have any secured indebtedness. Although the indenture governing the Notes places some limitations on our ability to create liens securing indebtedness, there are significant exceptions to these limitations that will allow us to secure significant amounts of indebtedness without equally and ratably securing the Notes. If we or our subsidiaries incur secured indebtedness and such indebtedness is either accelerated or becomes subject to a bankruptcy, liquidation or reorganization, our and our subsidiaries’ assets would be used to satisfy obligations with respect to the indebtedness secured thereby before any payment could be made on the Notes. Consequently, any such secured indebtedness would effectively be senior to the Notes and the guarantees of the Notes, to the extent of the value of the collateral securing such secured indebtedness. In that event, you may not be able to recover all the principal or interest you are due under the Notes.

Restrictions in our Notes or RCF may limit our ability to make distributions and may limit our ability to capitalize on acquisition and other business opportunities.

The operating and financial restrictions and covenants in the indenture governing the Notes and RCF and any future financing agreements could restrict our ability to finance future operations or capital needs or to expand or pursue business activities associated with our subsidiaries and equity investments. The indenture governing the Notes and RCF contain covenants, some of which may be modified or eliminated upon our receipt of an investment grade rating, that restrict or limit our ability to do the following:

•	make distributions if any default or event of default, as defined, occurs;

•	make other distributions, dividends or payments on account of the purchase, redemption, retirement, acquisition, cancellation or termination of partnership interests;

•	incur additional indebtedness or guarantee other indebtedness;

•	grant liens to secure obligations other than our obligations under our Notes or RCF or agree to restrictions on our ability to grant additional liens to secure our obligations under our Notes or RCF;

•	make certain loans or investments;

•	engage in transactions with affiliates;

•	make any material change to the nature of our business from the midstream energy business;

•	dispose of assets; or

•	enter into a merger, consolidate, liquidate, wind up or dissolve.

The RCF also contains various customary covenants, customary events of default and certain financial tests as of the end of each quarter, including a maximum consolidated leverage ratio (which is defined as the ratio of consolidated indebtedness as of the last day of a fiscal quarter to Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“Consolidated EBITDA”) for the most recent four consecutive fiscal quarters ending on such day) of 5.0 to 1.0, or a consolidated leverage ratio of 5.5 to 1.0 with respect to quarters ending in the 270-day period immediately following certain acquisitions, and a minimum consolidated interest coverage ratio (which is defined as the ratio of Consolidated EBITDA for the most recent four consecutive fiscal quarters to consolidated interest expense for such period) of 2.0 to 1.0. See Item 7 in this Form 10-K for a further discussion of the terms of our RCF and Notes.

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

Interest rates may increase in the future, whether because of inflation, increased yields on U.S. Treasury obligations or otherwise. In such cases, the interest rates on our floating rate debt, including amounts outstanding under our RCF, would increase. If interest rates rise, our future financing costs could increase accordingly. In addition, as is true with other master limited partnerships (“MLPs”) (the common units of which are often viewed by investors as yield-oriented securities), our unit price is impacted by our level of cash distributions and implied distribution yield. The distribution yield is often used by investors to compare and rank yield-oriented securities for investment decision-making purposes. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our units, and a rising interest rate environment could have an adverse impact on our unit price, our ability to issue equity or incur debt for acquisitions or other purposes and our ability to make cash distributions at our intended levels.

If Anadarko were to limit divestitures of midstream assets to us or if we were to be unable to make acquisitions on economically acceptable terms from Anadarko or third parties, our future growth would be limited. In addition, any acquisitions we do make may reduce, rather than increase, our cash generated from operations on a per-unit basis.

Our ability to grow depends, in part, on our ability to make acquisitions that increase our cash generated from operations on a per-unit basis. The acquisition component of our strategy is based, in large part, on our expectation of ongoing divestitures of midstream energy assets by industry participants, including, most notably, Anadarko. A material decrease in such divestitures could result from a number of factors beyond our control, such as a change in control of Anadarko, and would limit our opportunities for future acquisitions and could adversely affect our ability to grow our operations and increase our distributions to our unitholders.

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

The amount of cash we have available for distribution to holders of our common units depends primarily on our cash flows rather than on our profitability; accordingly, we may be prevented from making distributions, even during periods in which we record net income.

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

The amount of available cash we need to pay the distribution announced for the quarter ended December 31, 2011, on all of our units and the corresponding distribution on our general partner’s 2.0% interest for four quarters is approximately $172.1 million.

We typically do not obtain independent evaluations of natural gas reserves connected to our systems; therefore, in the future, volumes of natural gas on our systems could be less than we anticipate.

We do not have independent estimates of total reserves connected to our systems or the anticipated life of such reserves. If the total reserves or estimated lives of the reserves connected to our systems are less than we anticipate and we are unable to secure additional sources of natural gas, it could have a material adverse effect on our business, results of operations, financial condition and our ability to make cash distributions to our unitholders.

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

Further, at December 31, 2011, we had approximately $64.1 million of goodwill on our balance sheet. Similar to the carrying value of the assets we acquired from Anadarko, our goodwill is an allocated portion of Anadarko’s goodwill, which we recorded as a component of the carrying value of the assets we acquired from Anadarko. As a result, we may be at increased risk for impairments relative to entities who acquire their assets from third parties or construct their own assets, as the carrying value of our goodwill does not reflect, and in some cases is significantly higher than, the difference between the consideration we paid for our acquisitions and the fair value of the net assets on the acquisition date.

Goodwill is not amortized, but instead must be tested at least annually for impairments, and more frequently when circumstances indicate likely impairments, by applying a fair-value-based test. Goodwill is deemed impaired to the extent that its carrying amount exceeds its implied fair value. Various factors could lead to goodwill impairments that could have a substantial negative effect on our profitability, such as if we are unable to maintain the throughput on our asset base or if other adverse events, such as lower sustained oil and natural gas prices, reduce the fair value of the associated reporting unit. Future non-cash asset impairments could negatively affect our results of operations.

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

MIGC, our interstate natural gas transportation system, is subject to regulation by FERC under the NGA, the NGPA and the EPAct 2005. Under the NGA, FERC has the authority to regulate natural gas companies that provide natural gas pipeline transportation services in interstate commerce. Federal regulation extends to such matters as the following:

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

Should we fail to comply with any applicable FERC-administered statutes, rules, regulations and orders, we could be subject to substantial penalties and fines. Under the EPAct 2005, FERC has civil penalty authority to impose penalties for current violations under the NGA and NGPA of up to $1.0 million per day for each violation. FERC also has the power to order disgorgement of profits from transactions deemed to violate the NGA and EPAct 2005.

Increased regulation of hydraulic fracturing could result in increased costs and additional operating restrictions or delays in the completion of oil and gas wells, which could decrease the need for our midstream services.

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations such as shales. The process involves the injection of water, sand and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and natural gas commissions but the EPA has asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel fuel under the SDWA and has begun the process of drafting guidance documents related to this asserted regulatory authority.

In addition, legislation has been introduced before Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process. Moreover, some states in which we operate, including Colorado, Texas and Wyoming, have adopted, and other states are considering adopting, regulations that could impose more stringent permitting, public disclosure, and well construction requirements on hydraulic fracturing operations or otherwise seek to ban fracturing activities altogether. In the event that new or more stringent federal, state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where our oil and natural gas exploration and production customers operate, those customers could incur potentially significant added costs to comply with such requirements and experience delays or curtailment in the pursuit of production activities, which could reduce demand for our gathering and processing services.

In addition, certain governmental reviews are either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices, and a committee of the United States House of Representatives has conducted an investigation of hydraulic fracturing practices. The EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, with initial results expected to be available by late 2012 and final results by 2014. Moreover, the EPA is developing effluent standards for the treatment and disposal of wastewater resulting from hydraulic fracturing activities and plans to propose these standards by 2014. Other governmental agencies, including the U.S. Department of Energy and the U.S. Department of the Interior, are evaluating various other aspects of hydraulic fracturing. These ongoing or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the federal SDWA or other regulatory mechanisms, which events could delay or curtail production of natural gas by exploration and production operators, some of which are our customers, and thus reduce demand for our midstream services.

The adoption of climate change legislation or regulations restricting emission of GHGs could increase our operating and capital costs and could have the indirect effect of decreasing throughput available to our systems or demand for the products we gather, process and transport.

Following its determination that emissions of CO2, methane and other GHG present an endangerment to public health and the environment, the EPA has adopted regulations under existing provisions of the federal Clean Air Act, including one that establishes motor vehicle GHG emission standards and another that requires Prevention of Significant Deterioration (“PSD”) and Title V permit reviews for the GHG emissions from stationary sources. Regulations adopted by the EPA have “tailored” the PSD and Title V permitting programs so that they apply to certain stationary sources of GHG emissions in a multi-step process, with the largest sources first subject to permitting. Facilities required to obtain PSD permits for their GHG emissions also will be required to reduce those emissions according to “best available control technology” standards for GHG. These EPA rulemakings could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified facilities. In addition, the EPA adopted rules requiring the monitoring and reporting of GHG emissions from certain sources, including, among others, onshore and offshore oil and natural gas production and onshore oil and natural gas processing, transmission, storage, and distribution facilities, which includes certain of our operations, on an annual basis. Congress has from time to time considered legislation to reduce emissions of GHG, and numerous states have already taken legal measures to reduce emissions of GHG, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs.

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

Implementation of financial reform legislation and regulations could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business.

The U.S. Congress in 2010 adopted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) which, among other provisions, establishes federal oversight and regulation of the over-the-counter derivatives market and entities, such as the Partnership or Anadarko, that participate in that market. This legislation, signed into law by the President on July 21, 2010, required the Commodity Futures Trading Commission (“CFTC”) and the SEC to promulgate implementing rules and regulations within 360 days from the date of enactment. In December, 2011, the CFTC extended temporary exemptive relief from regulations on certain provisions of the Act applicable to swaps until no later than July 16, 2012. In its rulemaking under the Act, the CFTC has issued final regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalent. Certain bona fide hedging transactions or positions are exempt from these position limits. It is not possible at this time to predict whether the CFTC will make these regulations effective. The financial reform legislation may also require us to comply with margin requirements and with certain clearing and trade-execution requirements in connection with our commodity price management activities, although the application of those provisions to us is uncertain at this time. The financial reform legislation may also require some counterparties to spin off some of their derivatives activities to separate entities, which may not be as creditworthy. The legislation and any implementing regulations could significantly increase the cost of derivative contracts (including through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing commodity price contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of commodity price contracts as a result of the legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures and make cash distributions to our unitholders.

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

Pursuant to the Pipeline Safety Improvement Act of 2002, as reauthorized and amended by the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006, the DOT through the PHMSA has adopted regulations requiring pipeline operators to develop integrity management programs for transmission pipelines located where a leak or rupture could do the most harm in “high consequence areas,” including high population areas, areas that are sources of drinking water, ecological resource areas that are unusually sensitive to environmental damage from a pipeline release and commercially navigable waterways, unless the operator effectively demonstrates by risk assessment that the pipeline could not affect the area. The regulations require the following of operators of covered pipelines to:

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

Moreover, changes to pipeline safety laws and regulations that result in more stringent or costly safety standards could have a significant adverse effect on us and similarly situated midstream operators. Only recently, on January 3, 2012, President Obama signed the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011, which act, among other things, directs the Secretary of Transportation to promulgate rules or standards relating to expanded integrity management requirements, automatic or remote-controlled valve use, excess flow valve use, leak detection system installation and testing to confirm the material strength of pipe operating above 30% of specified minimum yield strength in high consequence areas. These safety enhancement requirements and other provisions of this act could require us to install new or modified safety controls, pursue additional capital projects, or conduct maintenance programs on an accelerated basis, any or all of which tasks could result in our incurring increased operating costs that could be significant and have a material adverse effect on our financial position or results of operations.

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

FERC issued a policy statement on April 17, 2008, regarding the composition of proxy groups for purposes of determining natural gas and oil pipeline equity returns to be included in cost-of-service based rates. In the policy statement, FERC determined that MLPs should be included in the proxy group used to determine return on equity, and made various determinations on how the FERC’s DCF methodology should be applied for MLPs. FERC also concluded that the policy statement should govern all gas and oil rate proceedings involving the establishment of return on equity that are pending before FERC. FERC’s application of the policy statement in individual pipeline proceedings is subject to challenge in those proceedings.

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

Our operations are subject to stringent federal, state and local environmental laws and regulations that govern the discharge of materials into the environment or otherwise relate to environmental protection. These laws and regulations may impose numerous obligations that are applicable to our operations, including the acquisition of permits to conduct regulated activities, the incurrence of capital expenditures to limit or prevent releases of materials from our pipelines and facilities, and the imposition of substantial liabilities for pollution resulting from our operations or existing at our owned or operated facilities. Numerous governmental authorities, such as the EPA, and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, oftentimes requiring difficult and costly corrective actions. Failure to comply with these laws, regulations and permits may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations and the issuance of injunctions limiting or preventing some or all of our operations.

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

Our operations are subject to all of the risks and hazards inherent in gathering, processing, compressing, treating and transporting natural gas, condensate and NGLs, including the following:

•

damage to pipelines and plants, related equipment and surrounding properties caused by hurricanes, earthquakes, tornadoes, floods, fires and other natural disasters and acts of terrorism or “cyber-security” events;

•	inadvertent damage from motor vehicles or construction, farm and utility equipment;

•	leaks of natural gas and other hydrocarbons or losses of natural gas as a result of the malfunction of equipment or facilities;

•	leaks of natural gas containing hazardous quantities of hydrogen sulfide from our Pinnacle gathering system or Bethel treating facility;

•	fires and explosions;

•

spills or other unauthorized releases of natural gas, NGLs, other hydrocarbons or waste materials that contaminate the environment, including soils, surface water and groundwater, and otherwise adversely impact natural resources; and

•	other hazards that could also result in personal injury, loss of life, pollution and/or suspension of operations.

These risks could result in substantial losses due to personal injury and/or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage. These risks may also result in curtailment or suspension of our operations. A natural disaster or other hazard affecting the areas in which we operate could have a material adverse effect on our operations. We are not fully insured against all risks inherent in our business. For example, we do not have any property insurance on our underground pipeline systems that would cover damage to the pipelines. In addition, although we are insured for pollution resulting from environmental accidents that occur on a sudden and accidental basis, we may not be insured against all environmental accidents that might occur, some of which may result in toxic tort claims. If a significant accident or event occurs for which we are not fully insured, if we fail to recover all anticipated insurance proceeds for significant accidents or events for which we are insured, or if we fail to rebuild facilities damaged by such accidents or events, our operations and financial condition could be adversely affected. Furthermore, we may not be able to maintain or obtain insurance of the type and amount we desire at reasonable rates. As a result of market conditions, premiums and deductibles for certain of our insurance policies may substantially increase. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. Additionally, we may be unable to recover from prior owners of our assets, pursuant to certain indemnification rights, for potential environmental liabilities.

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

•

Our general partner determines the amount and timing of any capital expenditures and whether a capital expenditure is classified as a maintenance capital expenditure, which reduces operating surplus, or an expansion capital expenditure, which does not reduce operating surplus. This determination can affect the amount of cash that is distributed to our unitholders and to our general.

•	Our general partner determines which costs incurred by it are reimbursable by us.

•	Our general partner may cause us to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make IDRs.

•

Our partnership agreement permits us to classify up to $31.8 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings or other sources that would otherwise constitute capital surplus. This cash may be used to fund distributions to our general partner in respect of the general partner interest or the IDRs.

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

•

Our general partner may elect to cause us to issue Class B units to it in connection with a resetting of the target distribution levels related to our general partner’s IDRs without the approval of the special committee of the board of directors of our general partner or our unitholders. This election may result in lower distributions to our common unitholders in certain situations.

Please read Item 13 of this Form 10-K.

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

We have adopted certain requirements regarding those investors who may own our common units. Eligible Holders are U.S. individuals or entities subject to U.S. federal income taxation on the income generated by us or entities not subject to U.S. federal income taxation on the income generated by us, so long as all of the entity’s owners are U.S. individuals or entities subject to such taxation. If you are not an Eligible Holder, our general partner may elect not to make distributions or allocate income or loss on your units and you run the risk of having your units redeemed by us at the lower of your purchase price cost and the then-current market price. The redemption price will be paid in cash or by delivery of a promissory note, as determined by our general partner.

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

In addition, because we distribute all of our available cash, our growth may not be as fast as that of businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per-unit distribution level. There are no limitations in our partnership agreement, the indenture governing the Notes or in our RCF on our ability to issue additional units, including units ranking senior to the common units. The incurrence of additional commercial borrowings or other debt to finance our growth strategy would result in increased interest expense, which, in turn, may impact the available cash that we have to distribute to our unitholders.

Our partnership agreement limits our general partner’s fiduciary duties to holders of our common units.

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

Our partnership agreement restricts the remedies available to holders of our common units for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.

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

Our general partner may elect to cause us to issue Class B and general partner units to it in connection with a resetting of the target distribution levels related to its IDRs, without the approval of the special committee of its board of directors or the holders of our common units. This could result in lower distributions to holders of our common units.

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

If our general partner elects to reset the target distribution levels, it will be entitled to receive a number of Class B units and general partner units. The Class B units will be entitled to the same cash distributions per unit as our common units and will be convertible into an equal number of common units. The number of Class B units to be issued to our general partner will be equal to that number of common units which would have entitled their holder to an average aggregate quarterly cash distribution in the prior two quarters equal to the average of the distributions to our general partner on the IDRs in the prior two quarters. Our general partner will be issued the number of general partner units necessary to maintain its interest in us that existed immediately prior to the reset election. We anticipate that our general partner would exercise this reset right in order to facilitate acquisitions or internal growth projects that would not be sufficiently accretive to cash distributions per common unit without such conversion. It is possible, however, that our general partner could exercise this reset election at a time when it is experiencing, or expects to experience, declines in the cash distributions it receives related to its IDRs and may, therefore, desire to be issued Class B units, which are entitled to distributions on the same priority as our common units, rather than retain the right to receive incentive distributions based on the initial target distribution levels. As a result, a reset election may cause our common unitholders to experience a reduction in the amount of cash distributions that our common unitholders would have otherwise received had we not issued new Class B units and general partner units to our general partner in connection with resetting the target distribution levels.

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

The unitholders initially will be unable to remove our general partner without its consent because our general partner and its affiliates currently own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding common units voting together as a single class is required to remove our general partner. As of February 23, 2012, Anadarko owns 44.5% of our outstanding common units.

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

As of February 23, 2012, Anadarko holds an aggregate of 40,422,004 common units. The sale of any or all of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market on which common units are traded.

Our general partner has a limited call right that may require existing unitholders to sell their units at an undesirable time or price.

If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price that is not less than their then-current market price. As a result, existing unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. Existing unitholders may also incur a tax liability upon a sale of their units. As of February 23, 2012, Anadarko owns approximately 44.5% of our outstanding common units.

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

Our assets include, among other items, a $260.0 million note receivable from Anadarko. If this note receivable together with a sufficient amount of our other assets are deemed to be “investment securities,” within the meaning of the Investment Company Act of 1940 (“Investment Company Act”) we would either have to register as an investment company under the Investment Company Act, obtain exemptive relief from the SEC or modify our organizational structure or contract rights so as to fall outside of the definition of investment company. Registering as an investment company could, among other things, materially limit our ability to engage in transactions with affiliates, including the purchase and sale of certain securities or other property from or to our affiliates, restrict our ability to borrow funds or engage in other transactions involving leverage and require us to add additional directors who are independent of us or our affiliates. The occurrence of some or all of these events would adversely affect the price of our common units and could have a material adverse effect on our business.

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

TAX RISKS TO COMMON UNITHOLDERS

Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states. If the Internal Revenue Service (“IRS”) were to treat us as a corporation for federal income tax purposes or if we were to become subject to additional amounts of entity-level taxation for state tax purposes, then our cash available for distribution to our unitholders would be substantially reduced.

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

At the state level, were we to be subject to federal income tax, we would also be subject to the income tax provisions of many states. Moreover, because of widespread state budget deficits and other reasons, several states are evaluating ways to independently subject partnerships to entity-level taxation through the imposition of state income taxes, franchise taxes and other forms of taxation. For example, we are required to pay Texas margin tax at a maximum effective rate of 0.7% of our gross income apportioned to Texas. Imposition of such a tax on us by Texas and, if applicable, by any other state will reduce the cash available for distribution to our unitholders.

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

We have not requested a ruling from the IRS with respect to the pricing of our related party agreements with Anadarko or any other matter affecting us. The IRS may adopt positions that differ from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with some or all of the positions we take. For example, the IRS may reallocate items of income, deductions, credits or allowances between related parties if the IRS determines that such reallocation is necessary to clearly reflect the income of any such related parties. Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade. If the IRS were successful in any such challenge, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders and our general partner. Such a reallocation may require us and our unitholders to file amended tax returns. In addition, our costs of any contest with the IRS will be borne indirectly by our unitholders and our general partner because the costs will reduce our cash available for distribution.

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

Investment in common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (“IRAs”) and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons may be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons may be required to file U.S. federal tax returns and pay tax on their share of our taxable income. Any tax-exempt entity or a non-U.S. person should consult its tax advisor before investing in our common units.

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

We will be considered to have terminated our partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once. Our termination would, among other things, result in the closing of our taxable year, which would require us to file two tax returns (and could result in our unitholders receiving two K-1 Schedules) for one fiscal year, and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than the calendar year, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in the unitholder’s taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but instead, we would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties, if we are unable to determine that a termination occurred. The IRS has recently announced a relief procedure whereby a publicly traded partnership that has technically terminated may be permitted to provide only a single Schedule K-1 to unitholders for the tax years in which the termination occurs.

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

We are not a party to any legal, regulatory or administrative proceedings other than proceedings arising in the ordinary course of our business. Management believes that there are no such proceedings for which final disposition could have a material adverse effect on our results of operations, cash flows or financial condition, or for which disclosure is otherwise required by Item 103 of Regulation S-K. We are a party to various administrative and regulatory proceedings that have arisen in the ordinary course of our business. Please see Items 1 and 2 of this Form 10-K for more information.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION

Our common units are listed on the New York Stock Exchange under the symbol “WES.” The following table sets forth the high and low sales prices of the common units and the cash distribution per unit declared for the periods presented.

	0000000	0000000	0000000	0000000
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2011
High Price	$41.35	$37.43	$37.48	$36.40
Low Price	$31.40	$30.75	$33.83	$29.96
Distribution per common unit	$0.440	$0.420	$0.405	$0.390
2010
High Price	$31.35	$27.17	$23.95	$23.50
Low Price	$27.12	$21.25	$19.78	$19.42
Distribution per common unit	$0.380	$0.370	$0.350	$0.340

As of February 23, 2012, there were approximately 21 unitholders of record of the Partnership’s common units. This number does not include unitholders whose units are held in trust by other entities. The actual number of unitholders is greater than the number of holders of record. We have also issued 1,852,527 general partner units for which there is no established public trading market. All general partner units are held by our general partner. See the caption Selected Information from Our Partnership Agreement within this Item 5.

OTHER SECURITIES MATTERS

Securities authorized for issuance under equity compensation plans. In connection with the closing of our initial public offering, our general partner adopted the Western Gas Partners, LP 2008 Long-Term Incentive Plan (“LTIP”), which permits the issuance of up to 2,250,000 units, of which 2,160,848 units remain available for future issuance as of December 31, 2011. Phantom unit grants have been made to each of the independent directors of our general partner and certain employees under the LTIP. Please read the information under Item 12 of this Form 10-K, which is incorporated by reference into this Item 5.

SELECTED INFORMATION FROM OUR PARTNERSHIP AGREEMENT

Set forth below is a summary of the significant provisions of our partnership agreement that relate to cash distributions, minimum quarterly distributions and incentive distribution rights (“IDRs”).

Available cash. The partnership agreement requires the Partnership to distribute all of its available cash (as defined in our partnership agreement) to unitholders of record on the applicable record date within 45 days of the end of each quarter. The amount of available cash generally is all cash on hand at the end of the quarter, plus, at the discretion of the general partner, working capital borrowings made subsequent to the end of such quarter, less the amount of cash reserves established by our general partner to provide for the proper conduct of our business, including reserves to fund future capital expenditures, to comply with applicable laws, debt instruments or other agreements, or to provide funds for distributions to our unitholders and to our general partner for any one or more of the next four quarters. Working capital borrowings generally include borrowings made under a credit facility or similar financing arrangement. It is intended that working capital borrowings be repaid within 12 months. In all cases, working capital borrowings are used solely for working capital purposes or to fund distributions to partners.

General partner interest and incentive distribution rights. The general partner is currently entitled to 2.0% of all quarterly distributions that the Partnership makes prior to its liquidation. The Partnership’s general partner is entitled to incentive distributions if the amount we distribute with respect to any quarter exceeds specified target levels shown below:

	Total Quarterly Distribution Target Amount	Marginal Percentage Interest in Distributions
		Limited Partner	General Partner
Minimum quarterly distribution	$ 0.300	98.0%	2.0%
First target distribution	up to $ 0.345	98.0%	2.0%
Second target distribution	above $ 0.345 up to $ 0.375	85.0%	15.0%
Third target distribution	above $ 0.375 up to $ 0.450	75.0%	25.0%
Thereafter	above $ 0.450	50.0%	50.0%

The table above assumes that our general partner maintains its 2.0% general partner interest, that there are no arrearages on common units and our general partner continues to own the IDRs. The maximum distribution sharing percentage of 50.0% includes distributions paid to the general partner on its 2.0% general partner interest and does not include any distributions that the general partner may receive on common units that it owns or may acquire.

Item 6.	Selected Financial and Operating Data

The following table shows our selected financial and operating data, which are derived from our consolidated financial statements for the periods and as of the dates indicated. In May 2008, we closed our initial public offering. Concurrent with the closing of the offering, Anadarko contributed to us the assets and liabilities of Anadarko Gathering Company LLC (“AGC”), Pinnacle Gas Treating LLC (“PGT”) and MIGC LLC (“MIGC”), which we refer to as our “initial assets.” In December 2008, we closed the Powder River acquisition with Anadarko, which included (i) the Hilight system, (ii) a 50% interest in the Newcastle system and (iii) a 14.81% limited liability company membership interest in Fort Union Gas Gathering, LLC (“Fort Union”). In July 2009, we closed on the acquisition of Chipeta Processing LLC (“Chipeta”) with Anadarko. We closed on the acquisitions of Anadarko’s Granger and Wattenberg assets in January 2010 and August 2010, respectively. In September 2010, we acquired a 10% interest in White Cliffs Pipeline, LLC (“White Cliffs”), which consisted of a 9.6% third-party interest, and a 0.4% interest from Anadarko. Anadarko acquired MIGC, the Powder River assets and the Granger assets in connection with its August 23, 2006, acquisition of Western and acquired the Chipeta assets and Wattenberg assets in connection with its August 10, 2006, acquisition of Kerr-McGee. Anadarko made its initial investment in White Cliffs on January 29, 2007. In February 2011, we acquired the Platte Valley gathering system and processing plant from a third party, and in July 2011, we acquired the Bison gas treating facility from Anadarko, who began construction of the Bison assets in 2009 and placed them in service in June 2010. See Note 2. Acquisitions in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Our acquisitions from Anadarko are considered transfers of net assets between entities under common control. Accordingly, our consolidated financial statements include (i) the combined financial results and operations of AGC and PGT from their inception through the closing date of our initial public offering and (ii) the consolidated financial results and operations of Western Gas Partners, LP and its subsidiaries from the closing date of our initial public offering thereafter, combined with (a) the financial results and operations of MIGC, the Powder River assets and Granger assets, from August 23, 2006, thereafter, (b) the financial results and operations of the Chipeta assets and Wattenberg assets, from August 10, 2006, thereafter, (c) the 0.4% interest in White Cliffs from January 29, 2007, thereafter, and (d) the financial results and operations of the Bison assets which Anadarko placed in service in 2009.

The information in the following table should be read together with Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 of this Form 10-K:

	0000000000	0000000000	0000000000	0000000000	0000000000
thousands except per-unit data,	Summary Financial Information
throughput and gross margin per Mcf	2011	2010	2009	2008	2007
Statement of Income Data (for the year ended):
Total revenues	$664,080	$505,201	$490,546	$698,768	$556,874
Costs and expenses	400,139	281,215	295,742	461,736	361,975
Depreciation, amortization and impairments	88,454	73,791	66,802	71,040	58,867

Total operating expenses	488,593	355,006	362,544	532,776	420,842

Operating income	175,487	150,195	128,002	165,992	136,032
Interest income (expense), net	(14,659)	(5,051)	6,705	11,784	(5,667)
Other income (expense), net	(1,624)	(2,123)	62	199	52
Income tax expense (1)	2,161	9,142	17,260	43,747	46,012

Net income	157,043	133,879	117,509	134,228	84,405
Net income (loss) attributable to noncontrolling interests	14,103	11,005	10,260	7,908	(92)

Net income attributable to Western Gas Partners, LP	$142,940	$122,874	$107,249	$126,320	$84,497

Key Performance Measures (for the year ended):
Gross margin	$416,778	$348,152	$326,474	$365,886	$303,431
Adjusted EBITDA attributable to Western Gas Partners, LP (2)	261,366	214,378	184,986	229,926	192,231
Distributable cash flow (2)	221,659	189,663	167,536	201,250	n/a
General partner interest in net income (3)	8,599	3,067	1,428	842	n/a
Limited partners’ interest in net income (3)	131,560	111,064	69,980	41,261	n/a

Net income per common unit (basic and diluted) (3)	$1.64	$1.66	$1.25	$0.78	n/a
Net income per subordinated unit (basic and diluted) (3)	$1.28	$1.61	$1.24	$0.77	n/a
Distributions per unit	$1.6550	$1.4400	$1.2600	$0.7582	n/a

Balance Sheet Data (at period end):
Net property, plant and equipment	$1,770,934	$1,446,043	$1,389,843	$1,364,452	$1,270,309
Total assets	2,451,620	1,856,130	1,817,773	1,762,017	1,360,104
Total long-term liabilities	732,820	535,840	448,544	454,040	406,834
Total equity and partners’ capital	$1,647,706	$1,274,426	$1,334,052	$1,239,593	$912,504

Cash Flow Data (for the year ended):
Net cash flows provided by (used in):
Operating activities	$270,414	$226,417	$163,770	$216,795	$155,480
Investing activities	(465,500)	(877,656)	(204,550)	(578,290)	(162,250)
Financing activities	394,571	608,329	74,690	397,569	6,312
Capital expenditures	$135,495	$130,149	$102,717	$135,196	$154,850

Operating Data (volumes in MMcf/d):
Gathering, treating and transportation throughput (4)	1,265	1,124	1,145	1,218	1,222
Processing throughput (5)	863	681	637	524	323
Equity investment throughput (6)	71	116	120	112	84

Total throughput	2,199	1,921	1,902	1,854	1,629
Throughput attributable to noncontrolling interests	242	197	180	124	—

Throughput attributable to Western Gas Partners, LP	1,957	1,724	1,722	1,730	1,629
Gross margin per Mcf (7)	$0.52	$0.50	$0.47	$0.54	$0.51
Gross margin per Mcf attributable to Western Gas Partners, LP (8)	$0.55	$0.52	$0.49	$0.56	$0.51

(1)

Income earned by the Partnership, a non-taxable entity for U.S. federal income tax purposes, including and subsequent to our acquisition of the Partnership assets, except for the Chipeta assets, was subject only to Texas margin tax, while income earned prior to our acquisition of the Partnership assets, except for the Chipeta assets, was subject to federal and state income tax. Income attributable to Chipeta was subject to federal and state income tax prior to June 1, 2008, at which time substantially all of the Chipeta assets were contributed to a non-taxable entity for U.S. federal income tax purposes. See Note 1. Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

(2)

Adjusted EBITDA attributable to Western Gas Partners, LP (“Adjusted EBITDA”) and Distributable cash flow are not defined in the generally accepted accounting principles in the United States (“GAAP”). For descriptions and reconciliations of Adjusted EBITDA and Distributable cash flow to their most directly comparable financial measures calculated and presented in accordance with GAAP, please see the caption How We Evaluate Our Operations under Item 7 of this Form 10-K. We did not utilize a Distributable cash flow measure prior to becoming a publicly traded partnership in 2008 and, as such, did not differentiate between maintenance and expansion capital expenditures prior to 2008.

(3)

Net income for periods including and subsequent to our acquisitions of the Partnership assets is allocated to the general partner and the limited partners, including any subordinated unitholders, in accordance with their respective ownership percentages, and when applicable, giving effect to incentive distributions allocable to the general partner. Prior to our acquisition of the Partnership assets, all income is attributed to the Parent. All subordinated units were converted to common units on a one-for-one basis on August 15, 2011. For purposes of calculating net income per common and subordinated unit, the conversion of the subordinated units is deemed to have occurred on July 1, 2011. See Note 4. Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

(4)

Excludes average NGL pipeline volumes from the Chipeta assets of 24 MBbls/d, 14 MBbls/d, 11 MBbls/d and 3 MBbls/d for the years ended December 31, 2011, 2010, 2009 and 2008, respectively. The line was placed in service in 2008, therefore no volumes were excluded for 2007.

(5)

Consists of 100% of Chipeta, Granger and Hilight system volumes and 50% of Newcastle system volumes for all periods presented as well as throughput beginning March 2011 attributable to the Platte Valley system.

(6)

Represents our 14.81% share of Fort Union’s gross volumes and excludes 4 MBbls/d and 3 MBbls/d of oil pipeline volumes for the years ended December 31, 2011 and 2010, respectively, representing our 10% share of average White Cliffs pipeline volumes. Our 10% share of White Cliffs volumes for 2009 was not material. The White Cliffs pipeline was placed in service in 2009 therefore no volumes were excluded for 2008 and 2007.

(7)

Average for period. Calculated as gross margin (total revenues less cost of product) divided by total natural gas throughput, including 100% of gross margin and volumes attributable to Chipeta and our 14.81% interest in income and volumes attributable to Fort Union.

(8)

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

EXECUTIVE SUMMARY

We are a growth-oriented master limited partnership (“MLP”) organized by Anadarko to own, operate, acquire and develop midstream energy assets. We currently operate in East and West Texas, the Rocky Mountains (Colorado, Utah and Wyoming) and the Mid-Continent (Kansas and Oklahoma) and are engaged primarily in the business of gathering, processing, compressing, treating and transporting natural gas, condensate, NGLs and crude oil for Anadarko and third-party producers and customers. As of December 31, 2011, our assets consist of eleven gathering systems, seven natural gas treating facilities, seven natural gas processing facilities, one NGL pipeline, one interstate pipeline, and interests in a gas gathering system and a crude oil pipeline accounted for under the equity method.

Significant financial highlights during the year ended December 31, 2011, include the following:

•

We completed two acquisitions: the February acquisition of the Platte Valley gathering system and processing plant from a third party, and the July acquisition of Anadarko’s Bison gas treating facility located in the Powder River Basin in northeastern Wyoming. See Acquisitions under Items 1 and 2 of this Form 10-K for additional information.

•

Our stable operating cash flow enabled us to raise our distribution to $0.44 per unit for the fourth quarter of 2011, representing a 5% increase over the distribution for the third quarter of 2011, a 16% increase over the distribution for the fourth quarter of 2010, and our eleventh consecutive quarterly increase.

•

We entered into an amended and restated $800.0 million senior unsecured revolving credit facility (the “RCF”) to amend and restate our $450.0 million revolving credit facility and issued $500.0 million aggregate principal amount of 5.375% Senior Notes due 2021 (the “Notes”). See Liquidity and Capital Resources within this Item 7 for additional information.

•

We issued an aggregate 9,602,813 common units to the public, generating net proceeds of $335.3 million, including the general partner’s proportionate capital contribution to maintain its 2.0% general partner interest. Net proceeds from the two offerings were used to repay amounts outstanding under our revolving credit facility and for general partnership purposes.

Significant operational highlights during the year ended December 31, 2011, include the following:

•

Gross margin (total revenues less cost of product) attributable to Western Gas Partners, LP averaged $0.55 per Mcf for the year, representing a 6% increase compared to the year ended December 31, 2010.

•	Throughput attributable to Western Gas Partners, LP totaled 1,957 MMcf/d for the year, representing a 14% increase compared to the same period in 2010.

OUR OPERATIONS

The following discussion analyzes our financial condition and results of operations and should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements, which are included in Item 8 of this Form 10-K. Unless the context otherwise requires, references to “we,” “us,” “our,” the “Partnership” or “Western Gas Partners” refers to Western Gas Partners, LP and its subsidiaries. The Partnership’s general partner is Western Gas Holdings, LLC (the “general partner”), a wholly owned subsidiary of Anadarko Petroleum Corporation. “Anadarko” or “Parent” refers to Anadarko Petroleum Corporation and its consolidated subsidiaries, excluding the Partnership and the general partner.

References to the “Partnership assets” refer collectively to the assets owned by the Partnership as of December 31, 2011. Because of Anadarko’s control of the Partnership through its ownership of our general partner, each acquisition of Partnership assets through December 31, 2011, except for those from third parties, was considered a transfer of net assets between entities under common control (see Note 2. Acquisitions in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K). As a result, after each acquisition of assets from Anadarko, we are required to revise our financial statements to include the activities of the Partnership assets as of the date of common control. As such, our historical financial statements have been recast in this Form 10-K to include the results attributable to the Bison assets as if we owned such assets for all periods presented. The consolidated financial statements for periods prior to our acquisition of the Partnership assets have been prepared from Anadarko’s historical cost-basis accounts and may not necessarily be indicative of the actual results of operations that would have occurred if we had owned the assets during the periods reported. For ease of reference, we refer to the historical financial results of the Partnership assets prior to our acquisitions as being “our” historical financial results. “Affiliates” refers to wholly owned and partially owned subsidiaries of Anadarko, excluding the Partnership, and also refers to Fort Union Gas Gathering, LLC (“Fort Union”) and White Cliffs Pipeline, LLC (“White Cliffs”).

Our results are driven primarily by the volumes of natural gas and NGLs we gather, process, treat or transport through our systems. For the year ended December 31, 2011, approximately 75% of our total revenues and 73% of our throughput was attributable to transactions with Anadarko.

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

We received significant dedications from our largest customer, Anadarko, solely with respect to the gathering systems connected to the Wattenberg field and the gathering systems included in our initial assets. Specifically, Anadarko has dedicated to us all of the natural gas production it owns or controls from (i) wells that are currently connected to such gathering systems, and (ii) additional wells that are drilled within one mile of wells connected to such gathering systems, as those systems currently exist and as they are expanded to connect additional wells in the future. As a result, this dedication will continue to expand as long as additional wells are connected to these gathering systems.

For the year ended December 31, 2011, approximately 72% of our gross margin was attributed to fee-based contracts, under which a fixed fee is received based on the volume and thermal content of the natural gas we gather, process, treat or transport. This type of contract provides us with a relatively stable revenue stream that is not subject to direct commodity-price risk, except to the extent that we retain and sell drip condensate that is recovered during the gathering of natural gas from the wellhead. Fee-based gross margin includes equity income from our interests in Fort Union and White Cliffs. Certain of our fee-based contracts contain keep-whole provisions.

For the year ended December 31, 2011, approximately 28% of our gross margin was attributed to percent-of-proceeds and keep-whole contracts, pursuant to which we have commodity price exposure, including gross margin attributable to condensate sales. We have fixed-price swap agreements with Anadarko to manage the commodity price risk inherent in substantially all of our percent-of-proceeds and keep-whole contracts. See Note 5. Transactions with Affiliates of the Notes to Consolidated Financial Statements included under Item 8 of this Form 10-K.

We also have indirect exposure to commodity price risk in that persistent low natural gas prices have caused and may continue to cause our current or potential customers to delay drilling or shut in production in certain areas, which would reduce the volumes of natural gas available for our systems. We also bear a limited degree of commodity price risk through settlement of natural gas imbalances. Please read Item 7A of this Form 10-K.

As a result of our initial public offering and subsequent acquisitions from Anadarko and third parties, the results of operations, financial position and cash flows may vary significantly for 2011, 2010 and 2009 as compared to future periods. Please see the caption Items Affecting the Comparability of Our Financial Results, set forth below in this Item 7.

HOW WE EVALUATE OUR OPERATIONS

Our management relies on certain financial and operational metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include (1) throughput, (2) gross margin, (3) operating and maintenance expenses, (4) general and administrative expenses, (5) Adjusted EBITDA and (6) Distributable cash flow.

Throughput.  Throughput is an essential operating variable we use in assessing our ability to generate revenues. In order to maintain or increase throughput on our gathering and processing systems, we must connect additional wells to our systems. Our success in maintaining or increasing throughput is impacted by successful drilling of new wells by producers that are dedicated to our systems, recompletions of existing wells connected to our systems, our ability to secure volumes from new wells drilled on non-dedicated acreage and our ability to attract natural gas volumes currently gathered, processed or treated by our competitors. During the year ended December 31, 2011, we added 105 receipt points to our systems with initial throughput of approximately 1.0 MMcf/d per receipt point.

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

General and administrative expenses.  To help ensure the appropriateness of our general and administrative expenses and maximize our cash available for distribution, we monitor such expenses through comparison to prior periods, to the annual budget approved by our general partner’s board of directors, as well as to general and administrative expenses incurred by similar midstream companies. General and administrative expenses for periods prior to our acquisition of the Partnership assets include reimbursements attributable to costs incurred on our behalf and allocations of general and administrative costs by Anadarko and the general partner to us. For these periods, Anadarko received compensation or reimbursement through a management services fee. For periods subsequent to our acquisition of the Partnership assets, Anadarko is no longer compensated for corporate services through a management services fee. Instead, we reimburse Anadarko for general and administrative expenses incurred on our behalf pursuant to the terms of our omnibus agreement with Anadarko. Amounts required to be reimbursed to Anadarko under the omnibus agreement include those expenses attributable to our status as a publicly traded partnership, such as the following:

•	expenses associated with annual and quarterly reporting;

•	tax return and Schedule K-1 preparation and distribution expenses;

•	expenses associated with listing on the New York Stock Exchange; and

•	independent auditor fees, legal expenses, investor relations expenses, director fees, and registrar and transfer agent fees.

In addition to the above, pursuant to the terms of the omnibus agreement with Anadarko, we are required to reimburse Anadarko for allocable general and administrative expenses. See further detail under Items Affecting the Comparability of Our Financial Results – General and administrative expenses under the omnibus agreement below and Note 5. Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Adjusted EBITDA.  We define “Adjusted EBITDA” as net income (loss) attributable to Western Gas Partners, LP, plus distributions from equity investees, non-cash equity-based compensation expense, expense in excess of the omnibus cap, interest expense, income tax expense, depreciation, amortization and impairments, and other expense, less income from equity investments, interest income, income tax benefit, other income and other nonrecurring adjustments that are not settled in cash. We believe that the presentation of Adjusted EBITDA provides information useful to investors in assessing our financial condition and results of operations and that Adjusted EBITDA is a widely accepted financial indicator of a company’s ability to incur and service debt, fund capital expenditures and make distributions. Adjusted EBITDA is a supplemental financial measure that management and external users of our consolidated financial statements, such as industry analysts, investors, commercial banks and rating agencies, use to assess the following, among other measures:

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

	00000000	00000000	00000000
	Year Ended December 31,
thousands	2011	2010	2009
Reconciliation of Adjusted EBITDA to Net income attributable to Western Gas Partners, LP
Adjusted EBITDA attributable to Western Gas Partners, LP	$261,366	$214,378	$184,986
Less:
Distributions from equity investees	10,612	5,935	5,552
Non-cash equity-based compensation expense	13,754	4,787	3,580
Expenses in excess of omnibus cap	—	133	842
Interest expense	31,559	21,951	10,195
Income tax expense	2,161	9,142	17,260
Depreciation, amortization and impairments (1)	85,701	70,970	64,595
Other expense (1)	3,683	2,393	—
Add:
Equity income, net	10,091	6,640	7,330
Interest income – affiliates	16,900	16,900	16,900
Other income (1)	2,053	267	57

Net income attributable to Western Gas Partners, LP	$142,940	$122,874	$107,249

Reconciliation of Adjusted EBITDA to Net cash provided by operating activities
Adjusted EBITDA attributable to Western Gas Partners, LP	$261,366	$214,378	$184,986
Adjusted EBITDA attributable to noncontrolling interests	16,850	13,823	12,462
Interest income (expense), net	(14,659)	(5,051)	6,705
Expenses in excess of omnibus cap	—	(133)	(842)
Non-cash equity-based compensation expense	(13,754)	(4,787)	(3,580)
Current income tax expense	3,190	6,076	(21,330)
Other income (expense), net	(1,624)	(2,123)	62
Distributions from equity investees less than (in excess of) equity income, net	(521)	705	1,778
Changes in operating working capital:
Accounts receivable and natural gas imbalance receivable	(4,114)	339	6,087
Accounts payable, accrued liabilities and natural gas imbalance payable	23,342	10,785	(20,071)
Other	338	(7,595)	(2,487)

Net cash provided by operating activities	$270,414	$226,417	$163,770

(1)	Includes our 51% share of depreciation, amortization and impairments; other expense; and other income attributable to Chipeta.

	00000000		00000000	00000000
	Year Ended December 31,
thousands except Coverage ratio	2011		2010	2009
Reconciliation of Distributable cash flow to Net income attributable to Western Gas Partners, LP
Distributable cash flow	$221,659		$189,663	$167,536
Less:
Distributions from equity investees	10,612		5,935	5,552
Non-cash equity-based compensation expense	13,754		4,787	3,580
Expenses in excess of omnibus cap	—		133	842
Interest expense, net (non-cash settled)	1,214		3,157	(239)
Income tax expense	2,161		9,142	17,260
Depreciation, amortization and impairments (1)	85,701		70,970	64,595
Other expense (1)	3,683		2,393	—
Add:
Equity income, net	10,091		6,640	7,330
Cash paid for maintenance capital expenditures (1)	25,652		22,314	23,916
Capitalized interest	420		—	—
Cash paid for income taxes	190		507	—
Other income (1)	2,053		267	57

Net income attributable to Western Gas Partners, LP	$142,940		$122,874	$107,249

Distribution declared for the year ended December 31, 2011 (2)
Limited partners	143,734
General partner	8,847

Total	$152,581

Distribution Coverage ratio	1.45	x

(1)	Includes our 51% share of depreciation, amortization and impairments; other expense; cash paid for maintenance capital expenditures; and other income attributable to Chipeta.
(2)	Reflects distributions of $1.655 per unit declared for the year ended December 31, 2011.

ITEMS AFFECTING THE COMPARABILITY OF OUR FINANCIAL RESULTS

Our historical results of operations and cash flows for the periods presented may not be comparable to future or historic results of operations or cash flows for the reasons described below:

Affiliate contracts.  Effective October 1, 2009, contracts covering substantially all of the Granger assets’ affiliate throughput were converted from primarily keep-whole contracts into a ten-year fee-based arrangement and, effective July 1, 2010, contracts covering all of Wattenberg’s affiliate throughput were converted from primarily keep-whole contracts into a ten-year fee-based agreement. These contract changes will impact the comparability of the statements of income and cash flows. See Note 5. Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Commodity price swap agreements.  We have commodity price swap agreements with Anadarko to mitigate exposure to commodity price volatility that would otherwise be present as a result of the purchase and sale of natural gas, condensate or NGLs. Notional volumes for each of the swap agreements are not specifically defined; instead, the commodity price swap agreements apply to the actual volume of our natural gas, condensate and NGLs purchased and sold at the Hilight, Hugoton, Newcastle, Granger and Wattenberg assets, with various expiration dates through September 2015.

In December 2011, we extended the commodity price swap agreements for the Hilight and Newcastle assets through December 2013. In December 2011, we also entered into price swap agreements related to the acquisition of Mountain Gas Resources, LLC, with forward-starting effective dates beginning January 1, 2012, and extending through December 31, 2016. See Note 5. Transactions with Affiliates and Note 12. Subsequent Event in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Federal income taxes.  Income earned by the Partnership, a non-taxable entity for U.S. federal income tax purposes, including and subsequent to our acquisition of the Partnership assets was subject only to Texas margin tax, while income earned prior to our acquisition of the Partnership assets was subject to federal and state income tax.

General and administrative expenses under the omnibus agreement.  Pursuant to the omnibus agreement, Anadarko and the general partner perform centralized corporate functions for the Partnership. Prior to our ownership of the Partnership assets, our historical consolidated financial statements reflect a management services fee representing the general and administrative expenses attributable to the Partnership assets. During the years ended December 31, 2011, 2010 and 2009, Anadarko billed us $11.8 million, $9.0 million and $6.9 million, respectively, in allocated general and administrative expenses, which, prior to December 31, 2010, were subject to the cap contained in the omnibus agreement. For the year ended December 31, 2011, Anadarko, in accordance with the partnership agreement and omnibus agreement, determined, in its reasonable discretion, amounts to be allocated to us in exchange for services provided under the omnibus agreement. In addition, our general and administrative expenses for the years ended December 31, 2010 and 2009, included $0.1 million and $0.8 million, respectively, of expenses incurred by Anadarko and the general partner in excess of the cap contained in the omnibus agreement. Such expenses were recorded as capital contributions from Anadarko and did not impact the Partnership’s cash flows. The amounts charged under the omnibus agreement are greater than amounts allocated to us by Anadarko for the aggregate management services fees reflected in our historical consolidated financial statements for periods prior to our ownership of the Partnership assets. We also incurred $7.7 million, $8.0 million and $7.5 million in public company expenses, excluding equity-based compensation, during the years ended December 31, 2011, 2010 and 2009, respectively.

Interest expense on intercompany balances.  For periods prior to our acquisition of the Partnership assets, except for Chipeta, we incurred interest expense or earned interest income on current intercompany balances with Anadarko related to such assets. These intercompany balances were extinguished through non-cash transactions in connection with the closing of our initial public offering, the Powder River acquisition, Anadarko’s initial contribution of assets of Chipeta, the Granger acquisition, Wattenberg acquisition, 0.4% interest in White Cliffs and Bison acquisition. Therefore, interest expense and interest income attributable to these balances are reflected in our historical consolidated financial statements for the periods ending prior to our acquisition of the Partnership assets, except for Chipeta.

Platte Valley acquisition.  In February 2011, we acquired a natural gas gathering system and cryogenic gas processing facilities, collectively referred to as the “Platte Valley assets,” financed with borrowings under our revolving credit facility. These assets, acquired from a third-party, have been recorded in the Partnership’s consolidated financial statements at their estimated fair values on the acquisition date under the acquisition method of accounting. Results of operations attributable to the Platte Valley assets have been included our consolidated statements of income beginning on the acquisition date in the first quarter of 2011.

The fair values of the plant and processing facilities, related equipment, and intangible assets acquired were based on the market, cost and income approaches. The liabilities assumed include certain amounts associated with environmental contingencies estimated by management. All fair-value measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market and thus represent Level 3 inputs. See Note 1. Summary of Significant Accounting Policies, Note 2. Acquisitions and Note 11. Commitments and Contingencies in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K for further information.

GENERAL TRENDS AND OUTLOOK

We expect our business to continue to be affected by the following key trends. Our expectations are based on our assumptions and information currently available to us. To the extent our underlying assumptions about, or interpretations of, available information prove to be incorrect, our actual results may vary materially from our expectations.

Impact of natural gas prices.  The relatively low natural gas price environment, which has persisted over the past three years, has led to lower levels of drilling activity served by certain of our assets. Several of our customers, including Anadarko, have reduced activity levels in certain areas, shifting capital toward liquid-rich opportunities that offer higher margins and superior economics to producers. This trend has resulted in fewer new well connections and, in some cases, temporary curtailments of production. To the extent opportunities are available, we will continue to connect new wells to our systems to mitigate the impact of natural production declines in order to maintain throughput on our systems. However, our success in connecting new wells to our systems is dependent on the activities of natural gas producers and shippers.

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

Access to capital markets.  We require periodic access to capital in order to fund acquisitions and expansion projects. Under the terms of our partnership agreement, we are required to distribute all of our available cash to our unitholders, which makes us dependent upon raising capital to fund growth projects. Historically, MLPs have accessed the debt and equity capital markets to raise money for new growth projects and acquisitions. Recent market turbulence has from time to time either raised the cost of those public funds or, in some cases, eliminated the availability of these funds to prospective issuers. If we are unable either to access the public capital markets or find alternative sources of capital, our growth strategy may be more challenging to execute.

Impact of inflation.  Although inflation in the U.S. has been relatively low in recent years, the U.S. economy could experience a significant inflationary effect from, among other things, the governmental stimulus plans enacted since 2008. To the extent permitted by regulations and escalation provisions in certain of our existing agreements, we have the ability to recover a portion of increased costs in the form of higher fees.

Impact of interest rates.  Interest rates were at or near historic lows at certain times during 2011. Should interest rates rise, our financing costs would increase accordingly. Additionally, as with other yield-oriented securities, our unit price is impacted by the level of our cash distributions and an associated implied distribution yield. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our units, and a rising interest rate environment could have an adverse impact on our unit price and our ability to issue additional equity, or increase the cost of issuing equity, to make acquisitions, reduce debt or for other purposes. However, we expect our cost of capital to remain competitive, as our competitors would face similar circumstances.

Acquisition opportunities.  As of December 31, 2011, Anadarko’s total domestic midstream asset portfolio, excluding the assets we own, consisted of nineteen gathering systems and ten processing and/or treating facilities with an aggregate throughput of approximately 2.2 Bcf/d, in addition to equity investments in two midstream projects not yet in service. A key component of our growth strategy is to acquire midstream assets from Anadarko and third parties over time.

As of December 31, 2011, Anadarko owns a 2.0% general partner interest in us, all of our IDRs and a 43.3% limited partner interest in us. Given Anadarko’s significant interests in us, we believe Anadarko will benefit from selling additional assets to us over time; however, Anadarko continually evaluates acquisitions and divestitures and may elect to acquire, construct or dispose of midstream assets in the future without offering us the opportunity to acquire or construct those assets. Should Anadarko choose to pursue additional midstream asset sales, it is under no contractual obligation to offer assets or business opportunities to us. We may also pursue certain asset acquisitions from third parties to the extent such acquisitions complement our or Anadarko’s existing asset base or allow us to capture operational efficiencies from Anadarko’s or third-party production. However, if we do not make additional acquisitions from Anadarko or third parties on economically acceptable terms, our future growth will be limited, and the acquisitions we make could reduce, rather than increase, our cash flows generated from operations on a per-unit basis.

RESULTS OF OPERATIONS

OPERATING RESULTS

The following tables and discussion present a summary of our results of operations for the years ended December 31, 2011, 2010 and 2009:

	0000000000	0000000000	0000000000
	Year Ended December 31,
thousands	2011	2010	2009
Gathering, processing and transportation of natural gas and natural gas liquids	$286,969	$233,708	$226,399
Natural gas, natural gas liquids and condensate sales	361,582	258,820	253,618
Equity income and other, net	15,529	12,673	10,529

Total revenues (1)	664,080	505,201	490,546
Total operating expenses (1)	488,593	355,006	362,544

Operating income	175,487	150,195	128,002
Interest income – affiliates	16,900	16,900	16,900
Interest expense	(31,559)	(21,951)	(10,195)
Other income (expense), net	(1,624)	(2,123)	62

Income before income taxes	159,204	143,021	134,769
Income tax expense	2,161	9,142	17,260

Net income	157,043	133,879	117,509
Net income attributable to noncontrolling interests	14,103	11,005	10,260

Net income attributable to Western Gas Partners, LP	$142,940	$122,874	$107,249

Key Performance Metrics (2)
Gross margin	$416,778	$348,152	$326,474
Adjusted EBITDA attributable to Western Gas Partners, LP	$261,366	$214,378	$184,986
Distributable cash flow	$221,659	$189,663	$167,536

(1)

Revenues include affiliate amounts earned by the Partnership from services provided to our affiliates, as well as from the sale of residue gas, condensate and NGLs to our affiliates. Operating expenses include amounts charged by our affiliates for services as well as reimbursement of amounts paid by affiliates to third parties on our behalf. See Note 5. Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

(2)

Gross margin, Adjusted EBITDA attributable to Western Gas Partners, LP (“Adjusted EBITDA”) and Distributable cash flow are defined under the caption How We Evaluate Our Operations within this Item 7. Such caption also includes reconciliations of Adjusted EBITDA and Distributable cash flow to their most directly comparable measures calculated and presented in accordance with GAAP.

For purposes of the following discussion, any increases or decreases “for the year ended December 31, 2011” refer to the comparison of the year ended December 31, 2011 to the year ended December 31, 2010, any increases or decreases “for the year ended December 31, 2010” refer to the comparison of the year ended December 31, 2010 to the year ended December 31, 2009.

Operating Statistics

	00000	00000	00000	00000	00000
	Year Ended December 31,
throughput in MMcf/d	2011	2010	Δ	2009	Δ
Gathering, treating and transportation (1)	1,265	1,124	13%	1,145	(2)%
Processing (2)	863	681	27%	637	7%
Equity investment (3)	71	116	(39)%	120	(3)%

Total throughput (4)	2,199	1,921	14%	1,902	1%
Throughput attributable to noncontrolling interests	242	197	23%	180	9%

Total throughput attributable to
Western Gas Partners, LP	1,957	1,724	14%	1,722	—

(1)	Excludes average NGL pipeline volumes from the Chipeta assets of 24 MBbls/d, 14 MBbls/d, and 11 MBbls/d for the years ended December 31, 2011, 2010, and 2009, respectively.
(2)

Consists of 100% of Chipeta, Granger and Hilight system volumes and 50% of Newcastle system volumes for all periods presented as well as throughput beginning March 2011 attributable to the Platte Valley system.

(3)

Represents our 14.81% share of Fort Union’s gross volumes and excludes 4 MBbls/d and 3 MBbls/d of oil pipeline volumes for the years ended December 31, 2011 and 2010, respectively, representing our 10% share of average White Cliffs pipeline volumes. Our 10% share of White Cliffs volumes for 2009 was not material.

(4)	Includes affiliate, third-party and equity-investment volumes.

Gathering, treating and transportation throughput increased by 141 MMcf/d for the year ended December 31, 2011, primarily due to the startup of the Bison assets in June 2010 and throughput increases at the Wattenberg system due to increased drilling activity in the area. These increases were partially offset by lower throughput at the MIGC system resulting from the January 2011 expiration of certain contracts that were not renewed due to the startup of the third-party owned Bison pipeline, and throughput decreases at the Haley, Pinnacle, Dew and Hugoton systems resulting from natural production declines and reduced drilling activity in those areas. Gathering, treating and transportation throughput decreased by 21 MMcf/d for the year ended December 31, 2010, primarily due to throughput decreases at the Pinnacle, Haley, Dew and Hugoton systems resulting from natural production declines and reduced drilling activity in those areas as a result of low natural gas prices. These declines were partially offset by throughput increases at the Wattenberg system due to increased drilling activity and recompletions driven by favorable producer economics in the area and the startup of the Bison assets in June 2010.

Processing throughput increased by 182 MMcf/d for the year ended December 31, 2011, primarily due to the additional throughput from the Platte Valley system acquired in February 2011, as well as throughput increases at the Chipeta and Hilight systems, resulting from drilling activity in these areas driven by the relatively high liquid content of the gas volumes produced. Processing throughput increased by 44 MMcf/d for the year ended December 31, 2010, primarily due to increased throughput at the Chipeta system due to increased drilling activities in the Natural Buttes areas and at the Granger system resulting from the temporary redirection of volumes from competing systems during the last half of 2010.

Equity investment volumes decreased by 45 MMcf/d for the year ended December 31, 2011, due to lower throughput at the Fort Union system following the startup of the Bison pipeline. Equity investment volumes decreased slightly by 4 MMcf/d for the year ended December 31, 2010, due to reduced drilling activity around the Fort Union system and natural production declines.

Natural Gas Gathering, Processing and Transportation Revenues

	0000000	0000000	0000000	0000000	0000000
	Year Ended December 31,
thousands except percentages	2011	2010	Δ	2009	Δ
Gathering, processing and transportation of natural gas and natural gas liquids	$286,969	$233,708	23%	$226,399	3%

Gathering, processing and transportation of natural gas and natural gas liquids revenues increased by $53.3 million for the year ended December 31, 2011, due to the acquisition of the Platte Valley system in February 2011, the June 2010 startup of the Bison assets, and increased fee revenue at the Wattenberg system as a result of changes in affiliate contract terms (from primarily keep-whole and percentage-of-proceeds arrangements to fee-based arrangements), effective July 2010. These increases were partially offset by decreased fee revenue at MIGC due to the January 2011 expiration of certain contracts, along with decreased volume due to natural declines at the Haley, Hugoton and Dew systems. Gathering, processing and transportation of natural gas and natural gas liquids revenues increased by $7.3 million for the year ended December 31, 2010, due to the June 2010 startup of Bison and increased fee revenue at the Wattenberg and Granger systems. This increase resulted from changes in affiliate contract terms effective in July 2010 at Wattenberg and in October 2009 at Granger, from primarily keep-whole and percentage-of-proceeds agreements to fee-based agreements. In addition, revenues increased due to higher rates at the Pinnacle, Hugoton and Wattenberg systems. These increases were partially offset by decreased throughput at the Pinnacle, Haley, Dew and Hugoton systems.

Natural Gas, Natural Gas Liquids and Condensate Sales

	000000	000000	000000	000000	000000
thousands except percentages and per-unit amounts	Year Ended December 31,
	2011	2010	Δ	2009	Δ
Natural gas sales	$106,802	$65,688	63%	$71,056	(8)%
Natural gas liquids sales	227,982	168,462	35%	164,581	2%
Drip condensate sales	26,798	24,670	9%	17,981	37%

Total	$361,582	$258,820	40%	$253,618	2%

Average price per unit:
Natural gas (per Mcf)	$5.77	$5.83	(1)%	$4.11	42%
Natural gas liquids (per Bbl)	$48.06	$41.68	15%	$31.00	34%
Drip condensate (per Bbl)	$72.86	$70.50	3%	$47.87	47%

Including the effects of commodity price swap agreements, total natural gas, natural gas liquids and condensate sales increased by $102.8 million for the year ended December 31, 2011, which consisted of a $59.6 million increase in NGLs sales, a $41.1 million increase in natural gas sales and a $2.0 million increase in drip condensate sales.

The increase in NGLs sales was primarily due to a 10% increase in volumes sold resulting from the acquisition of the Platte Valley system in February 2011 and higher throughput at the Chipeta and Hilight systems, partially offset by changes in affiliate contract terms at the Wattenberg system allowing the producer to take its product in kind.

The increase in natural gas sales was due to a 64% increase in volumes sold, resulting from the acquisition of the Platte Valley system in February 2011 and higher throughput at the Hilight system due to increased third-party drilling in the area. The increase in drip condensate sales for the year ended December 31, 2011, was primarily due to a higher average sales price at the Wattenberg and Hugoton systems and Platte Valley sales.

Total natural gas, natural gas liquids and condensate sales increased by $5.2 million for the year ended December 31, 2010, consisting of a $3.8 million and $6.8 million increase in NGLs sales and drip condensate sales, respectively, partially offset by a $5.4 million decrease in natural gas sales. The increase in NGLs sales is primarily attributable to a 34% increase in the average price of NGLs for 2010. This increase was partially offset by a 24% decrease in the volume of NGLs sold primarily due to the changes in affiliate contract terms at the Granger and Wattenberg systems effective in October 2009 and July 2010, respectively, allowing the producer to take its liquids and gas in-kind.

The decrease in natural gas sales was due to a 35% decrease in the volume of natural gas sold primarily due to the changes in affiliate contract terms at the Granger and Wattenberg systems. The decrease was partially offset by a 42% increase in the average natural gas sales price. Natural gas and NGL prices pursuant to the commodity price swap agreements for the Granger system in 2010 were higher than 2009 market prices, and natural gas and NGL prices pursuant to the 2010 commodity price swap agreements for the Hilight and Newcastle systems were higher than 2009 commodity swap prices. The increase in drip condensate sales for the year ended December 31, 2010, was primarily due to a $22.63 per Bbl, or 47%, increase in the average price of condensate at the Hugoton and Wattenberg systems.

The average natural gas and NGLs prices for the year ended December 31, 2011 and 2010, include the effects of commodity price swap agreements attributable to sales for the Granger, Wattenberg, Hilight, Newcastle and Hugoton systems. See Note 5. Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Cost of Product and Operation and Maintenance Expenses

	000000	000000	000000	000000	000000
	Year Ended December 31,
thousands except percentages	2011	2010	Δ	2009	Δ
Cost of product	$247,302	$157,049	57%	$164,072	(4)%
Operation and maintenance	101,754	85,407	19%	89,535	(5)%

Total cost of product and operation and maintenance expenses	$349,056	$242,456	44%	$253,607	(4)%

Including the effects of commodity price swap agreements on purchases, cost of product expense increased by $90.3 million for the year ended December 31, 2011, primarily consisting of a $51.5 million increase due to increased throughput at the Hilight and Chipeta systems, and a $44.4 million increase due to the acquisition of the Platte Valley system, partially offset by a $6.2 million decrease due to changes in gas imbalance positions.

Including the effects of commodity price swap agreements on purchases, cost of product expense decreased by $7.0 million for the year ended December 31, 2010, primarily consisting of a $9.0 million decrease in gathering fees paid by the Granger system for volumes gathered at adjacent gathering systems owned by Anadarko and a third party, then processed at Granger. Effective in October 2009, fees previously paid by Granger are now paid directly by the producer to the other gathering system owners. Cost of product expense also decreased $5.0 million due to a decrease in natural gas purchases, primarily due to lower volumes from the changes in affiliate contract terms at the Granger and Wattenberg systems effective in October 2009 and July 2010, respectively, and lower gas prices. In addition, cost of product expense decreased $1.1 million due to a decrease in the actual cost of fuel compared to the contractual cost of fuel, and decreased $0.6 million due to changes in gas imbalance positions. These decreases were offset by an $8.8 million increase in NGL purchases, primarily due to higher prices, offset by lower volumes from the changes in affiliate contract terms at the Granger and Wattenberg systems.

Cost of product expense for the year ended December 31, 2011 and 2010, include the effects of commodity price swap agreements attributable to purchases for the Granger, Wattenberg, Hilight, Newcastle and Hugoton systems. See Note 5. Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Operation and maintenance expense increased by $16.3 million for the year ended December 31, 2011, primarily due to the acquisition of the Platte Valley system and the June 2010 startup of the Bison assets, partially offset by lower compressor lease expenses resulting from the purchase of compressors used at the Wattenberg system leased during 2010.

Operation and maintenance expense decreased by $4.1 million for the year ended December 31, 2010, primarily due to lower compressor lease expenses resulting from the purchase of previously leased compressors used at the Granger and Wattenberg systems during 2010, lower electricity expense at the Chipeta system, lower chemical expenses and lower contract labor. The decrease in compressor lease expense for the year ended December 31, 2010, was offset by an increase in depreciation expense discussed below under General and Administrative, Depreciation and Other Expenses. In addition, the decrease in operating expense was partially offset by higher field personnel expenses, primarily attributable to merit increases, and a $2.0 million increase due to the startup of the Bison assets in June 2010.

General and Administrative, Depreciation and Other Expenses

	000000	000000	000000	000000	000000
	Year Ended December 31,
thousands except percentages	2011	2010	Δ	2009	Δ
General and administrative	$35,388	$25,305	40%	$28,569	(11)%
Property and other taxes	15,695	13,454	17%	13,566	(1)%
Depreciation, amortization and impairments	88,454	73,791	20%	66,802	10%

Total general and administrative, depreciation and other expenses	$139,537	$112,550	24%	$108,937	3%

General and administrative expenses increased by $10.1 million for year ended December 31, 2011, due to an increase of $7.2 million in noncash payroll expenses primarily due to an increase in the collective value of awards under the Western Gas Holdings, LLC Equity Incentive Plan, as amended and restated, from $215.00 per unit to $634.00 per unit and an increase of $2.7 million in corporate and management personnel costs allocated to us pursuant to the omnibus agreement. Property and other taxes increased by $2.2 million for the year ended December 31, 2011, primarily due to the ad valorem tax for the Platte Valley, Bison and Wattenberg assets. Depreciation, amortization and impairments increased by $14.7 million for the year ended December 31, 2011, primarily attributable to the addition of the Platte Valley and Bison assets, and depreciation associated with capital projects completed and capitalized at the Wattenberg, Hugoton and Hilight systems.

General and administrative expenses decreased by $3.3 million for the year ended December 31, 2010, due to the management fee allocated to the Granger assets and Wattenberg assets during the year ended December 31, 2009, then discontinued effective January 2010 and July 2010, respectively, upon contribution of the assets to us. This decrease was partially offset by an increase in corporate and management personnel costs allocated to us pursuant to the omnibus agreement. Depreciation, amortization and impairments increased by approximately $7.0 million for the year ended December 31, 2010, primarily attributable to capital projects completed at the Chipeta, Hilight and Hugoton systems, the addition of the Bison assets, as well as previously leased compressors used at the Granger and Wattenberg systems purchased and contributed to the Partnership during 2010.

Interest Income and Interest Expense

	000000	000000	000000	000000	000000
	Year Ended December 31,
thousands except percentages	2011	2010	Δ	2009	Δ
Interest income – affiliates	$16,900	$16,900	—%	$16,900	—%

Third Parties
Interest expense on long-term debt	(20,533)	(8,530)	141%	(304)	nm (1)
Amortization of debt issuance costs and commitment fees (2)	(5,297)	(3,340)	59%	(555)	nm
Capitalized interest	420	—	nm	—	nm

Affiliates
Interest expense on notes payable to Anadarko	(4,935)	(6,828)	(28)%	(8,953)	(24)%
Interest expense, net on affiliate balances (3)	(1,214)	(3,157)	(62)%	(240)	nm
Credit facility commitment fees	—	(96)	(100)%	(143)	(33)%

Interest expense	$(31,559)	$(21,951)	44%	$(10,195)	115%

(1)	Percent change is not meaningful (“nm”).
(2)	For the year ended December 31, 2011, includes $0.5 million of amortization of the original issue discount and underwriters’ fees related to the Notes.
(3)

Incurred on intercompany borrowings associated with the Bison assets in 2011, and associated with the White Cliffs investment, Bison assets and Wattenberg assets in 2010 and 2009, prior to such assets being acquired by the Partnership.

Interest expense increased by $9.6 million for the year ended December 31, 2011, due to interest expense incurred on the Notes issued in May 2011 as well as $1.3 million of accelerated amortization expense related to the early repayment of the Wattenberg term loan in March 2011 (described in Liquidity and Capital Resources). The increase was partially offset by lower interest expense on amounts outstanding on our RCF during 2011, a decrease in interest expense on the Note Payable to Anadarko which was amended in December 2010 reducing the interest rate from 4.00% to 2.82% for the remainder of the term, and the repayment of the Wattenberg term loan.

Interest expense increased by $11.7 million for the year ended December 31, 2010, primarily due to interest expense incurred on the amounts outstanding during 2010 under the Wattenberg term loan, our RCF and related commitment fees, and expense incurred on intercompany borrowings associated with assets we acquired.

See Note 10. Debt and Interest Expense in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Other Income (Expense), Net

	00000000	00000000	00000000	00000000	00000000
	Year Ended December 31,
thousands except percentages	2011	2010	Δ	2009	Δ
Other income (expense), net	$(1,624)	$(2,123)	(24)%	$62	nm

Other income (expense), net for the year ended December 31, 2011, primarily consists of the $1.9 million loss realized on an interest-rate swap agreement entered into in March 2011 and terminated in May 2011 in connection with the offering of the Notes. Other income (expense), net for the year ended December 31, 2010, primarily relates to financial agreements entered into in April 2010 to fix the underlying ten-year Treasury rates with respect to a potential note issuance that was under consideration at that time. Upon reaching our decision not to issue the notes in May 2010, we terminated the agreements at a cost of $2.4 million.

Income Tax Expense

	00000000	00000000	00000000	00000000	00000000
	Year Ended December 31,
thousands except percentages	2011	2010	Δ	2009	Δ
Income before income taxes	$159,204	$143,021	11%	$134,769	6%
Income tax expense	2,161	9,142	(76)%	17,260	(47)%
Effective tax rate	1%	6%		13%

We are not a taxable entity for U.S. federal income tax purposes, although the portion of our income apportionable to Texas is subject to Texas margin tax. Income attributable to (a) the Bison assets prior to and including June 2011, (b) the Wattenberg assets prior to and including July 2010 and (c) the Granger assets prior to and including January 2010 were subject to federal and state income tax, resulting in the lower income tax expense for the year ended December 31, 2011. Income earned by the Granger, Wattenberg and Bison assets for periods subsequent to January 2010, July 2010 and June 2011, respectively, was subject only to Texas margin tax on the portion of their incomes apportionable to Texas.

For 2011, 2010, and 2009, our variance from the federal statutory rate, which is zero percent as a non-taxable entity, is primarily attributable to federal and state taxes on income attributable to Partnership assets pre-acquisition and our share of Texas margin tax.

Noncontrolling Interests

	Year Ended December 31,
thousands except percentages	2011	2010	Δ	2009	Δ
Net income attributable to noncontrolling interests	$14,103	$11,005	28%	$10,260	7%

For the year ended December 31, 2011, and 2010, net income attributable to noncontrolling interests increased by $3.1 million and $0.7 million, respectively, primarily due to the higher volumes at the Chipeta system.

Key Performance Metrics

	00000000	00000000	00000000	00000000	00000000
thousands except percentages and gross margin per Mcf	Year Ended December 31,
	2011	2010	Δ	2009	Δ
Gross margin	$416,778	$348,152	20%	$326,474	7%
Gross margin per Mcf (1)	0.52	0.50	4%	0.47	6%
Gross margin per Mcf attributable to Western Gas Partners, LP (2)	0.55	0.52	6%	0.49	6%
Adjusted EBITDA attributable to Western Gas Partners, LP (3)	261,366	214,378	22%	184,986	16%
Distributable cash flow (3)	$221,659	$189,663	17%	$167,536	13%

(1)

Average for period. Calculated as gross margin (total revenues less cost of product) divided by total natural gas throughput, including 100% of gross margin and volumes attributable to Chipeta and our 14.81% interest in income and volumes attributable to Fort Union.

(2)

Average for period. Calculated as gross margin, excluding the noncontrolling interest owners’ proportionate share of revenues and cost of product, divided by total throughput attributable to Western Gas Partners, LP. Calculation includes income attributable to our investments in Fort Union and White Cliffs and volumes attributable to our investment in Fort Union.

(3)

For a reconciliation of Adjusted EBITDA and Distributable cash flow to their most directly comparable financial measures calculated and presented in accordance with GAAP, please read the descriptions above under the captions How We Evaluate Our Operations within this Item 7.

Gross margin and Gross margin per Mcf. Gross margin increased by $68.6 million for the year ended December 31, 2011, primarily due to the acquisition of the Platte Valley system; the startup of the Bison assets in June 2010; higher margins at the Wattenberg and Chipeta systems, due to an increase in volumes (including the impact of commodity price swap agreements at the Wattenberg system); and the increase in our interest in White Cliffs from 0.4% to 10% in September 2010. These increases were partially offset by lower gross margin at the MIGC system due to the expiration of certain firm transportation contracts in January 2011 and lower gross margins at the Haley and Hugoton systems due to naturally declining production volumes. For the year ended December 31, 2011, gross margin per Mcf increased by 4% and gross margin per Mcf attributable to Western Gas Partners, LP increased by 6%, primarily due to the acquisition of the Platte Valley system in 2011 and changes in the throughput mix of the portfolio.

Gross margin increased by $21.7 million for the year ended December 31, 2010, primarily due to higher fee revenue at the Granger and Wattenberg systems resulting from the change in affiliate contract terms as well as higher throughput volumes at those systems, as well as the startup of Bison in June 2010. This increase is offset by lower throughput at the Pinnacle, Haley, Dew and Hugoton systems. Gross margin per Mcf and gross margin per Mcf attributable to Western Gas Partners, LP both increased by 6% for the year ended December 31, 2010, primarily due to the changes in contract terms mentioned above and changes in the throughput mix within our portfolio.

Adjusted EBITDA. Adjusted EBITDA increased by $47.0 million for the year ended December 31, 2011, primarily due to a $155.4 million increase in total revenues excluding equity income, partially offset by a $90.3 million increase in cost of product, a $16.3 million increase in operation and maintenance expenses and a $1.2 million increase in general and administrative expenses, excluding non-cash equity-based compensation and expenses in excess of the 2010 omnibus cap. Adjusted EBITDA increased by $29.4 million for the year ended December 31, 2010, primarily due to a $15.3 million increase in total revenues, excluding equity income; a $7.0 million decrease in cost of product; a $4.1 million decrease in operation and maintenance expenses; and a $3.8 million decrease in general and administrative expenses, excluding non-cash equity-based compensation and expenses in excess of the omnibus cap.

Distributable cash flow. Distributable cash flow increased by $32.0 million for the year ended December 31, 2011, primarily due to the $47.0 million increase in Adjusted EBITDA, partially offset by a $12.0 million increase in net cash paid for interest expense, a $3.3 million decrease in cash paid for maintenance capital expenditures and a $0.3 million decrease in cash paid for income taxes.

Distributable cash flow increased by $22.1 million for the year ended December 31, 2010, primarily due to the $29.4 million increase in Adjusted EBITDA and a $1.6 million increase in cash paid for maintenance capital expenditures, partially offset by an $8.4 million increase in net cash paid for interest expense and a $0.5 million decrease in cash paid for income taxes.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash requirements are for acquisitions and other capital expenditures, debt service, customary operating expenses, quarterly distributions to our limited partners and general partner, and distributions to our noncontrolling interest owners. Our sources of liquidity as of December 31, 2011, include cash flows generated from operations, including interest income on our $260.0 million note receivable from Anadarko, available borrowing capacity under our RCF, and issuances of additional common and general partner units or debt securities. We believe that cash flows generated from the sources above will be sufficient to satisfy our short-term working capital requirements and long-term maintenance capital expenditure requirements. The amount of future distributions to unitholders will depend on results of operations, financial conditions, capital requirements and other factors, and will be determined by the board of directors of our general partner on a quarterly basis. Due to our cash distribution policy, we expect to rely on external financing sources, including debt and common unit issuances, to fund expansion capital expenditures and future acquisitions. However, to limit interest expense, we may use operating cash flows to fund expansion capital expenditures or acquisitions, which could result in subsequent borrowings under our RCF to pay distributions or fund other short-term working capital requirements.

Our partnership agreement requires that we distribute all of our available cash (as defined in the partnership agreement) to unitholders of record on the applicable record date within 45 days of the end of each quarter. We have made cash distributions to our unitholders and have increased our quarterly distribution each quarter since the second quarter of 2009. On January 18, 2012, the board of directors of our general partner declared a cash distribution to our unitholders of $0.44 per unit, or $43.0 million in aggregate, including incentive distributions. The cash distribution is payable on February 13, 2012, to unitholders of record at the close of business on February 1, 2012.

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

Working capital. As of December 31, 2011, we had $184.5 million of working capital, which we define as the amount by which current assets exceed current liabilities. Working capital is an indication of our liquidity and potential need for short-term funding. Our working-capital requirements are driven by changes in accounts receivable and accounts payable and factors such as credit extended to, and the timing of collections from, our customers and the level and timing of our spending for maintenance and expansion activity.

Capital expenditures. Our business is capital intensive, requiring significant investment to maintain and improve existing facilities. We categorize capital expenditures as either of the following:

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

Capital expenditures in the consolidated statements of cash flows reflect capital expenditures on a cash basis, when payments are made. Capital incurred is presented on an accrual basis. Capital expenditures as presented in the consolidated statements of cash flows and capital incurred were as follows:

	00000000	00000000	00000000
	Year Ended December 31,
thousands	2011	2010	2009
Acquisitions	$330,794	$752,827	$101,451

Expansion capital expenditures	$109,748	$107,790	$78,608
Maintenance capital expenditures	25,747	22,359	24,109

Total capital expenditures (1)	$135,495	$130,149	$102,717

Capital incurred (2)	$141,002	$136,600	$90,846

(1)

Capital expenditures for the years ended December 31, 2011, 2010 and 2009, includes $6.0 million, $93.9 million and $64.5 million, respectively, of pre-acquisition capital expenditures for the Bison, Wattenberg and Granger assets and includes the noncontrolling interest owners’ share of Chipeta’s capital expenditures, funded by contributions from the noncontrolling interest owners.

(2)

Capital incurred for the years ended December 31, 2011, 2010 and 2009, includes $4.4 million, $98.5 million and $58.0 million, respectively, of pre-acquisition capital incurred for the Bison, Wattenberg and Granger assets and includes the noncontrolling interest owners’ share of Chipeta’s capital incurred, funded by contributions from the noncontrolling interest owners.

Acquisitions include the Bison, Platte Valley, White Cliffs, Wattenberg, Granger and Chipeta acquisitions as outlined in Note 2. Acquisitions in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K. On December 15, 2011, we entered into a contribution agreement (the “MGR Contribution Agreement”) with Anadarko for the acquisition of a 100% interest in Mountain Gas Resources, LLC, which owns certain midstream assets located in southwestern Wyoming. Consideration required for the acquisition was $458.6 million in cash, 632,783 common units of the Partnership and 12,914 general partner units to be issued to the general partner. On January 13, 2012, we closed the transaction contemplated by the MGR Contribution Agreement and funded the cash consideration through (i) $299.0 million in borrowings under our RCF and (ii) the use of $159.6 million of cash on hand. See Note 12. Subsequent Event in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K for additional information.

Capital expenditures, excluding acquisitions, increased by $5.3 million for the year ended December 31, 2011. Expansion capital expenditures increased by $2.0 million for the year ended December 31, 2011, primarily due to an increase of $39.5 million in expenditures primarily at our Chipeta, Bison, Highlight and Wattenberg systems, partially offset by the purchase of previously leased compressors at the Wattenberg system during the year ended December 31, 2010, for $37.5 million. Maintenance capital expenditures increased by $3.4 million, primarily as a result of maintenance projects at the Wattenberg system and higher well connects at the Hilight system, partially offset by fewer well connections at the Haley and Hugoton systems in 2011 and improvements at the Granger system completed during 2010.

Capital expenditures increased by $27.4 million for the year ended December 31, 2010. Excluding cash paid for acquisitions, expansion capital expenditures for the year ended December 31, 2010, increased by $29.2 million, primarily due to Anadarko commencing the construction of the Bison assets in 2009 and placing them in service in June 2010, in addition to the purchase of previously leased compressors at the Granger and Wattenberg systems during 2010 prior to the Granger and Wattenberg acquisitions, offset by the completion of the cryogenic unit at the Chipeta plant and a compressor overhaul at the Hugoton system during 2009. In addition, maintenance capital expenditures decreased by $1.8 million, primarily as a result of fewer well connections.

We estimate our total capital expenditures for the year ending December 31, 2012, including our 51% share of Chipeta’s capital expenditures and excluding acquisitions, to be $410 million to $460 million and our maintenance capital expenditures to be approximately 6% to 10% of total capital expenditures. Expected 2012 capital projects include our 51% share of the costs associated with the completion of a second cryogenic train at the Chipeta plant and the construction of new cryogenic processing plants in Colorado and Texas. Our future expansion capital expenditures may vary significantly from period to period based on the investment opportunities available to us, which are dependent, in part, on the drilling activities of Anadarko and third-party producers. We expect to fund future capital expenditures from cash flows generated from our operations, interest income from our note receivable from Anadarko, borrowings under our RCF, the issuance of additional partnership units or debt offerings.

Historical cash flow. The following table presents a summary of our net cash flows from operating activities, investing activities and financing activities.

	00000000	00000000	00000000
	Year Ended December 31,
thousands	2011	2010	2009
Net cash provided by (used in):
Operating activities	$270,414	$226,417	$163,770
Investing activities	(465,500)	(877,656)	(204,550)
Financing activities	394,571	608,329	74,690

Net increase (decrease) in cash and cash equivalents	$199,485	$(42,910)	$33,910

Operating Activities. Net cash provided by operating activities increased by $44.0 million for the year ended December 31, 2011, primarily due to the following items:

•	a $155.4 million increase in revenues, excluding equity income; and

•	a $16.9 million increase due to changes in accounts payable balances and other items.

The impact of the above items was offset by the following:

•	a $90.3 million increase in cost of product expense;

•	a $16.3 million increase in operation and maintenance expenses;

•	a $9.6 million increase in interest expense;

•	a $12.3 million decrease due to changes in accounts receivable balances, inclusive of $11.5 million of Contributions from Parent;

•	a $2.9 million increase in current income tax expense; and

•	a $2.2 million increase in property and other taxes expense.

Net cash provided by operating activities increased by $62.6 million for the year ended December 31, 2010, primarily due to the following items:

•	a $27.4 million decrease in current income tax expense;

•	a $22.1 million increase due to changes in accounts payable balances and other items;

•	a $15.3 million increase in revenues, excluding equity income;

•	a $7.0 million decrease in cost of product expense; and

•	a $4.1 million decrease in operation and maintenance expenses.

The impact of the above items was offset by the following:

•	an $11.8 million increase in interest expense; and

•	a $2.1 million decrease due to changes in accounts receivable balances.

Investing Activities. Net cash used in investing activities for the year ended December 31, 2011, included the following:

•	$302.0 million of cash paid for the Platte Valley acquisition;

•	$135.5 million of capital expenditures;

•	$25.0 million of cash paid for the Bison acquisition; and

•	$3.8 million for equipment purchases from Anadarko.

Net cash used in investing activities for the year ended December 31, 2010, included the following:

•	$473.1 million paid for the Wattenberg acquisition;

•	$241.7 million of cash paid for the Granger acquisition;

•	$130.1 million of capital expenditures; and

•	$38.0 million paid for the White Cliffs acquisition.

Offsetting these amounts were $5.6 million of proceeds from the sale of idle compressors to Anadarko and the sale of an idle refrigeration unit at the Granger system to a third party.

Net cash used in investing activities for the year ended December 31, 2009, included the following:

•	$102.7 million of capital expenditures; and

•	$101.5 million paid for the Chipeta acquisition in July 2009.

See the sub-caption Capital expenditures above within this Liquidity and Capital Resources discussion.

Financing Activities. Net cash provided by financing activities for the year ended December 31, 2011, included the following:

•	$493.9 million of net proceeds from our Notes offering in May 2011;

•	$303.0 million of borrowings to fund the Platte Valley acquisition;

•	$250.0 million repayment of the Wattenberg term loan (described below) using borrowings from our RCF;

•	$202.8 million of net proceeds from our September 2011 equity offering; and

•	$132.6 million of net proceeds from our March 2011 equity offering.

Proceeds from both our March 2011 equity offering and Notes offering in May 2011 were used in the $619.0 million repayment of amounts outstanding under our RCF.

Net distributions to Parent attributable to pre-acquisition intercompany balances were $3.7 million during 2011, representing the net non-cash settlement of intercompany transactions attributable to the Bison assets.

Net cash provided by financing activities for the year ended December 31, 2010, included the following:

•	$450.0 million of borrowings to partially fund the Wattenberg acquisition;

•	$210.0 million to partially fund the Granger acquisition;

•	$246.7 million of net proceeds from the November 2010 equity offering; and

•	$99.1 million of net proceeds from the May 2010 equity offering.

Proceeds from both our May 2010 and November 2010 equity offerings were used in the $361.0 million repayment of amounts outstanding under our RCF.

Net contributions from Parent attributable to pre-acquisition intercompany balances were $68.9 million during 2010, representing the net non-cash settlement of intercompany transactions attributable to the Granger, Wattenberg and Bison assets.

Net cash provided by financing activities for the year ended December 31, 2009, included the following:

•	$122.5 million of proceeds from the December 2009 equity offering;

•	$101.5 million issuance of the three-year term loan to Anadarko in connection with the Chipeta acquisition, partially offset by its repayment in October 2009; and

•	$4.3 million of costs paid in connection with the RCF we entered into in October 2009.

Proceeds from our December 2009 equity offering were used in the $101.5 million repayment of amounts outstanding under our RCF.

Net distributions to Parent attributable to pre-acquisition intercompany balances were $5.8 million during 2009, representing the net non-cash settlement of intercompany transactions attributable to the Chipeta, Granger, Wattenberg and Bison assets.

For the year ended December 31, 2011, 2010 and 2009 we paid $140.1 million, $94.2 million and $70.1 million, respectively, of cash distributions to our unitholders. Contributions from noncontrolling interest owners to Chipeta totaled $33.6 million, $2.1 million and $40.3 million during the year ended December 31, 2011, 2010 and 2009, respectively, primarily for expansion of the cryogenic units and plant construction. Distributions from Chipeta to noncontrolling interest owners totaled $17.5 million, $13.2 million and $8.0 million, for the year ended December 31, 2011, 2010 and 2009, respectively, representing the distributions for the four preceding quarterly periods ended September 30th of the respective year.

Debt and credit facilities. As of December 31, 2011, our outstanding debt consisted of $494.2 million of the Notes and the $175.0 million note payable to Anadarko. See Note 10. Debt and Interest Expense in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

5.375% Senior Notes due 2021. In May 2011, we completed the offering of $500.0 million aggregate principal amount of the Notes at a price to the public of 98.778% of the face amount of the Notes. Including the effects of the issuance and underwriting discounts, the effective interest rate is 5.648%. Interest on the Notes is paid semi-annually on June 1 and December 1 of each year, with payments commencing on December 1, 2011. Proceeds from the offering of the Notes (net of the underwriting discount of $3.3 million and debt issuance costs) were used to repay the then-outstanding balance on the RCF, with the remainder used for general partnership purposes.

The Notes mature on June 1, 2021, unless redeemed at a redemption price that includes a make-whole premium. We may redeem the Notes, in whole or in part, at any time before March 1, 2021, at a redemption price equal to the greater of (i) 100% of the principal amount of the Notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest on such Notes (exclusive of interest accrued to the redemption date) discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate (as defined in the indenture governing the Notes) plus 40 basis points, plus, in either case, accrued and unpaid interest, if any, on the principal amount being redeemed to such redemption date. On or after March 1, 2021, the Notes will be redeemable and repayable, at any time in whole, or from time to time in part, at a price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued interest on the Notes to be redeemed to the date of redemption.

The Notes are fully and unconditionally guaranteed on a senior unsecured basis by each of our wholly owned subsidiaries (the “Subsidiary Guarantors”). The Subsidiary Guarantors’ guarantees will be released if the Subsidiary Guarantors are released from their obligations under our RCF.

The Notes indenture contains customary events of default including, among others, (i) default in any payment of interest on any debt securities when due that continues for 30 days; (ii) default in payment, when due, of principal of or premium, if any, on the Notes at maturity; and (iii) certain events of bankruptcy or insolvency with respect to the Partnership. The indenture governing the Notes also contains covenants that limit, among other things, our ability, as well as that of the Subsidiary Guarantors to (i) create liens on our principal properties; (ii) engage in sale and leaseback transactions; and (iii) merge or consolidate with another entity or sell, lease or transfer substantially all of our properties or assets to another entity. At December 31, 2011, we were in compliance with all covenants under the Notes.

Note payable to Anadarko. In December 2008, we entered into a five-year $175.0 million term loan agreement with Anadarko. The interest rate was fixed at 4.00% until November 2010. The term loan agreement was amended in December 2010 to fix the interest rate at 2.82% through maturity in 2013. We have the option, at any time, to repay the outstanding principal amount in whole or in part.

The provisions of the five-year term loan agreement contain customary events of default, including (i) non-payment of principal when due or non-payment of interest or other amounts within three business days of when due, (ii) certain events of bankruptcy or insolvency with respect to the Partnership and (iii) a change of control. At December 31, 2011, we were in compliance with all covenants under this agreement.

Revolving credit facility. In March 2011, we entered into an amended and restated $800.0 million senior unsecured RCF and borrowed $250.0 million under the RCF to repay the Wattenberg term loan (described below). The RCF amended and restated our $450.0 million credit facility, which was originally entered into in October 2009. The RCF matures in March 2016 and bears interest at London Interbank Offered Rate (“LIBOR”) plus applicable margins currently ranging from 1.30% to 1.90%, or an alternate base rate equal to the greatest of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 0.5%, or (c) LIBOR plus 1%, plus applicable margins currently ranging from 0.30% to 0.90%. We are also required to pay a quarterly facility fee currently ranging from 0.20% to 0.35% of the commitment amount (whether used or unused), based upon our senior unsecured debt rating.

The RCF contains covenants that limit, among other things, our, and certain of our subsidiaries’, ability to incur additional indebtedness, grant certain liens, merge, consolidate or allow any material change in the character of our business, sell all or substantially all of our assets, make certain transfers, enter into certain affiliate transactions, make distributions or other payments other than distributions of available cash under certain conditions and use proceeds other than for partnership purposes. The RCF also contains various customary covenants, customary events of default and certain financial tests as of the end of each quarter, including a maximum consolidated leverage ratio (which is defined as the ratio of consolidated indebtedness as of the last day of a fiscal quarter to Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“Consolidated EBITDA”) for the most recent four consecutive fiscal quarters ending on such day) of 5.0 to 1.0, or a consolidated leverage ratio of 5.5 to 1.0 with respect to quarters ending in the 270-day period immediately following certain acquisitions, and a minimum consolidated interest coverage ratio (which is defined as the ratio of Consolidated EBITDA for the most recent four consecutive fiscal quarters to consolidated interest expense for such period) of 2.0 to 1.0.

All amounts due under the RCF are unconditionally guaranteed by our wholly owned subsidiaries. We will no longer be required to comply with the minimum consolidated interest coverage ratio, as well as the subsidiary guarantees and certain of the aforementioned covenants, if we obtain two of the following three ratings: BBB- or better by Standard & Poor’s, Baa3 or better by Moody’s Investors Service, or BBB- or better by Fitch Ratings. As of December 31, 2011, no amounts were outstanding under the RCF, and $800.0 million was available for borrowing. At December 31, 2011, we were in compliance with all covenants under the RCF.

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

Registered securities. We may issue an indeterminate amount of common units and various debt securities under our effective shelf registration statement on file with the U.S. Securities and Exchange Commission.

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

CONTRACTUAL OBLIGATIONS

The following is a summary of our contractual cash obligations as of December 31, 2011. The table below excludes amounts classified as current liabilities on the consolidated balance sheets, other than the current portions of the categories listed within the table. It is expected that the majority of the excluded current liabilities will be paid in cash in 2012.

	00000	00000	00000	00000	00000	00000	00000
	Obligations by Period
thousands	2012	2013	2014	2015	2016	Thereafter	Total
Long-term debt
Principal	$—	$175,000	$—	$—	$—	$500,000	$675,000
Interest	31,810	32,043	26,875	26,875	26,875	119,967	264,445
Asset retirement obligations	875	—	—	931	470	57,687	59,963
Capital expenditures	30,197	—	—	—	—	—	30,197
Credit facility fees	2,005	2,000	2,000	2,000	460	—	8,465
Environmental obligations	1,533	516	330	140	140	286	2,945
Operating leases	224	200	168	168	168	103	1,031

Total	$66,644	$209,759	$29,373	$30,114	$28,113	$678,043	$1,042,046

Debt and credit facility fees. For additional information on notes payable and credit facility fees required under our RCF, see Note 10. Debt and Interest Expense in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Asset retirement obligations. When assets are acquired or constructed, the initial estimated asset retirement obligation is recognized in an amount equal to the net present value of the settlement obligation, with an associated increase in properties and equipment. Revisions to estimated asset retirement obligations can result from revisions to estimated inflation rates and discount rates, changes in retirement costs and the estimated timing of settlement. For additional information see Note 9. Asset Retirement Obligations in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Capital expenditures. Included in this amount are capital obligations related to our expansion projects. We have other planned capital and investment projects that are discretionary in nature, with no substantial contractual obligations made in advance of the actual expenditures. See Note 11. Commitments and Contingencies in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Environmental obligations. We are subject to various environmental-remediation obligations arising from federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. We regularly monitor the remediation and reclamation process and the liabilities recorded and believe our environmental obligations are adequate to fund remedial actions to comply with present laws and regulations. For additional information on environmental obligations, see Note 11. Commitments and Contingencies in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Operating leases. Anadarko, on our behalf, has entered into lease agreements for corporate offices, shared field offices and a warehouse supporting our operations, for which it charges us rent. The amounts above represent existing contractual operating lease obligations that may be assigned or otherwise charged to us pursuant to the reimbursement provisions of the omnibus agreement. See Note 11. Commitments and Contingencies in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

In December 2011, we entered into a contribution agreement with Anadarko for the acquisition of a 100% interest in Mountain Gas Resources, LLC, which is discussed further in Note 12. Subsequent Event in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

For additional information on contracts, obligations and arrangements we enter into from time to time, see Note 5. Transactions with Affiliates and Note 11. Commitments and Contingencies in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of consolidated financial statements in accordance with GAAP requires our management to make informed judgments and estimates that affect the amounts of assets and liabilities as of the date of the financial statements and affect the amounts of revenues and expenses recognized during the periods reported. On an ongoing basis, management reviews its estimates, including those related to the determination of properties and equipment, goodwill, asset retirement obligations, litigation, environmental liabilities, income taxes and fair values. Although these estimates are based on management’s best available knowledge of current and expected future events, changes in facts and circumstances or discovery of new information may result in revised estimates and actual results may differ from these estimates. Management considers the following to be its most critical accounting estimates that involve judgment and discusses the selection and development of these estimates with the audit committee of our general partner. For additional information concerning our accounting policies, see Note 1. Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Depreciation. Depreciation expense is generally computed using the straight-line method over the estimated useful life of the assets. Determination of depreciation expense requires judgment regarding the estimated useful lives and salvage values of property, plant and equipment. As circumstances warrant, depreciation estimates are reviewed to determine if any changes in the underlying assumptions are necessary. The weighted average life of our long-lived assets is approximately 21 years. If the depreciable lives of our assets were reduced by 10%, we estimate that annual depreciation expense would increase by approximately $11.0 million, which would result in a corresponding reduction in our operating income.

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

Impairments of goodwill. Goodwill represents the allocated portion of Anadarko’s midstream goodwill attributed to the assets the Partnership has acquired from Anadarko. The carrying value of Anadarko’s midstream goodwill represents the excess of the purchase price of an entity over the estimated fair value of the identifiable assets acquired and liabilities assumed by Anadarko. Accordingly, our goodwill balance does not reflect, and in some cases is significantly higher than, the difference between the consideration paid by us for acquisitions from Anadarko compared to the fair value of the net assets on the acquisition date. We evaluate whether goodwill has been impaired annually, as of October 1, or more often as facts and circumstances warrant. Management has determined that we have one operating segment and two reporting units: (i) gathering and processing and (2) transportation. The carrying value of goodwill as of December 31, 2011, was $59.3 million for the gathering and processing reporting unit and $4.8 million for the transportation reporting unit. Accounting standards require that goodwill be assessed for impairment at the reporting unit level. Goodwill impairment assessment is a two-step process. Step one focuses on identifying a potential impairment by comparing the fair value of the reporting unit with the carrying amount of the reporting unit. If the fair value of the reporting unit exceeds its carrying amount, no further action is required. However, if the carrying amount of the reporting unit exceeds its fair value, goodwill is written down to the implied fair value of the goodwill through a charge to operating expense based on a hypothetical purchase price allocation.

Because quoted market prices for our reporting units are not available, management must apply judgment in determining the estimated fair value of reporting units for purposes of performing the goodwill impairment test. Management uses information available to make these fair value estimates, including market multiples of earnings before interest, taxes, depreciation, and amortization (“EBITDA”). Specifically, management estimates fair value by applying an estimated multiple to projected 2012 EBITDA. Management considered observable transactions in the market, as well as trading multiples for peers, to determine an appropriate multiple to apply against our projected EBITDA. A lower fair value estimate in the future for any of our reporting units could result in a goodwill impairment. Factors that could trigger a lower fair-value estimate include sustained price declines, throughput declines, cost increases, regulatory or political environment changes, and other changes in market conditions such as decreased prices in market-based transactions for similar assets. Based on our most recent goodwill impairment test, we concluded that the fair value of each reporting unit substantially exceeded the carrying value of the reporting unit. Therefore, no goodwill impairment was indicated and no goodwill impairment has been recognized in these consolidated financial statements.

Impairments of intangible assets. Our intangible asset balance at December 31, 2011, represents the fair value, net of amortization, of the contracts assumed by the Partnership in connection with the Platte Valley acquisition in February 2011. These long-term contracts, which dedicate certain customers’ field production to the acquired gathering and processing system, provide an extended commercial relationship with the existing customers whereby we will have the opportunity to gather and process future production from the customers’ acreage. Customer relationships are amortized on a straight-line basis over 50 years, which is the estimated productive life of the reserves covered by the underlying acreage ultimately expected to be produced and gathered or processed through the Partnership’s assets subject to current contractual arrangements.

Management assesses intangible assets for impairment, together with the related underlying long-lived assets, whenever events or changes in circumstances indicate that the carrying amount of the respective asset may not be recoverable. Impairments exist when an asset’s carrying amount exceeds estimates of the undiscounted cash flows expected to result from the use and eventual disposition of the tested asset. When alternative courses of action to recover the carrying amount are under consideration, estimates of future undiscounted cash flows take into account possible outcomes and probabilities of their occurrence. If the carrying amount of the tested asset is not recoverable based on the estimated future undiscounted cash flows, the impairment loss is measured as the excess of the asset’s carrying amount over its estimated fair value such that the asset’s carrying amount is adjusted to its estimated fair value with an offsetting charge to operating expense. No intangible asset impairment has been recognized in connection with these assets.

Fair value. Management estimates fair value in performing impairment tests for long-lived assets and goodwill as well as for the initial measurement of asset retirement obligations and the initial recognition of environmental obligations assumed in third-party acquisitions. When management is required to measure fair value, and there is not a market-observable price for the asset or liability or a market-observable price for a similar asset or liability, management utilizes the cost, income, or market valuation approach depending on the quality of information available to support management’s assumptions. The income approach utilizes management’s best assumptions regarding expectations of projected cash flows, and discounts the expected cash flows using a commensurate risk adjusted discount rate. Such evaluations involve a significant amount of judgment, since the results are based on expected future events or conditions, such as sales prices, estimates of future throughput, capital and operating costs and the timing thereof, economic and regulatory climates and other factors. A multiple approach utilizes management’s best assumptions regarding expectations of projected EBITDA and multiple of that EBITDA that a buyer would pay to acquire an asset. Management’s estimates of future net cash flows and EBITDA are inherently imprecise because they reflect management’s expectation of future conditions that are often outside of management’s control. However, assumptions used reflect a market participant’s view of long-term prices, costs and other factors, and are consistent with assumptions used in our business plans and investment decisions.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements other than operating leases. The information pertaining to operating leases required for this item is provided under Note 11. Commitments and Contingencies included in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

RECENT ACCOUNTING DEVELOPMENTS

Recently issued accounting standard not yet adopted. In September 2011, the Financial Accounting Standards Board issued an Accounting Standards Update (“ASU”) that permits an initial assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount for goodwill impairment testing purposes. Thus, determining a reporting unit’s fair value is not required unless, as a result of the qualitative assessment, it is more likely than not that the fair value of the reporting unit is less than its carrying amount. This ASU is effective prospectively beginning January 1, 2012. Adoption of this ASU will have no impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Commodity price risk. Certain of our processing services are provided under percent-of-proceeds and keep-whole agreements in which Anadarko is typically responsible for the marketing of the natural gas and NGLs. Under percent-of-proceeds agreements, we receive a specified percentage of the net proceeds from the sale of natural gas and NGLs. Under keep-whole agreements, we keep 100% of the NGLs produced, and the processed natural gas, or value of the gas, is returned to the producer. Since some of the gas is used and removed during processing, we compensate the producer for this amount of gas by supplying additional gas or by paying an agreed-upon value for the gas utilized.

To mitigate our exposure to changes in commodity prices as a result of the purchase and sale of natural gas, condensate or NGLs, we currently have in place fixed-price swap agreements with Anadarko expiring at various times through December 2016. For additional information on the commodity price swap agreements, see Note 5. Transactions with Affiliates and Note 12. Subsequent Event in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

In addition, pursuant to certain of our contracts, we retain and sell drip condensate that is recovered during the gathering of natural gas. As part of this arrangement, we are required to provide a thermally equivalent volume of natural gas or the cash equivalent thereof to the shipper. Thus, our revenues for this portion of our contractual arrangement are based on the price received for the drip condensate and our costs for this portion of our contractual arrangement depend on the price of natural gas. Historically, drip condensate sells at a price representing a discount to the price of New York Mercantile Exchange, or NYMEX, West Texas Intermediate crude oil.

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

We also bear a limited degree of commodity price risk with respect to settlement of our natural gas imbalances that arise from differences in gas volumes received into our systems and gas volumes delivered by us to customers, as well as instances where our actual liquids recovery or fuel usage varies from the contractually stipulated amounts. Natural gas volumes owed to or by us that are subject to monthly cash settlement are valued according to the terms of the contract as of the balance sheet dates, and generally reflect market index prices. Other natural gas volumes owed to or by us are valued at our weighted average cost of natural gas as of the balance sheet dates and are settled in-kind. Our exposure to the impact of changes in commodity prices on outstanding imbalances depends on the timing of settlement of the imbalances.

Interest rate risk. Interest rates during 2010 and in 2011 were low compared to historic rates. Only our RCF carries interest at variable rates based on LIBOR, and we did not have an outstanding balance as of December 31, 2011. If interest rates rise, our future financing costs could increase if we incur borrowings under our RCF.

We entered into a forward-starting interest-rate swap agreement in March 2011 to mitigate the risk of rising interest rates prior to the issuance of the Notes. In May 2011, we issued the Notes and terminated the swap agreement, realizing a loss of $1.9 million, which is included in other expense, net on our consolidated statements of income. For the year ended December 31, 2011, a 10% change in LIBOR would have resulted in a nominal change in net income.

We may incur additional debt in the future, either under our RCF or other financing sources, including commercial bank borrowings or debt issuances.

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2011. This assessment was based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, we believe that as of December 31, 2011 the Partnership’s internal control over financial reporting is effective based on those criteria.

KPMG LLP has issued an attestation report on the Partnership’s internal control over financial reporting as of December 31, 2011.

/s/ Donald R. Sinclair
Donald R. Sinclair President and Chief Executive Officer Western Gas Holdings, LLC (as general partner of Western Gas Partners, LP)

/s/ Benjamin M. Fink
Benjamin M. Fink Senior Vice President, Chief Financial Officer and Treasurer Western Gas Holdings, LLC (as general partner of Western Gas Partners, LP)

February 28, 2012

WESTERN GAS PARTNERS, LP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Unitholders

Western Gas Holdings, LLC (as general partner of Western Gas Partners, LP):

We have audited Western Gas Partners, LP’s (the Partnership) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

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

In our opinion, Western Gas Partners, LP maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Western Gas Partners, LP and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, equity and partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 28, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Houston, Texas

February 28, 2012

WESTERN GAS PARTNERS, LP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Unitholders

Western Gas Holdings, LLC (as general partner of Western Gas Partners, LP):

We have audited the accompanying consolidated balance sheets of Western Gas Partners, LP (the Partnership) and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, equity and partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Western Gas Partners, LP and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Western Gas Partners, LP’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2012 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

/s/ KPMG LLP

Houston, Texas

February 28, 2012

WESTERN GAS PARTNERS, LP

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
thousands except per-unit amounts	2011	2010 (1)	2009 (1)
Revenues – affiliates
Gathering, processing and transportation of natural gas and natural gas liquids	$216,445	$189,486	$178,771
Natural gas, natural gas liquids and condensate sales	276,746	232,686	222,828
Equity income and other, net	12,427	8,451	8,925

Total revenues – affiliates	505,618	430,623	410,524
Revenues – third parties
Gathering, processing and transportation of natural gas and natural gas liquids	70,524	44,222	47,628
Natural gas, natural gas liquids and condensate sales	84,836	26,134	30,790
Other, net	3,102	4,222	1,604

Total revenues – third parties	158,462	74,578	80,022

Total revenues	664,080	505,201	490,546

Operating expenses
Cost of product (2)	247,302	157,049	164,072
Operation and maintenance (2)	101,754	85,407	89,535
General and administrative (2)	35,388	25,305	28,569
Property and other taxes	15,695	13,454	13,566
Depreciation, amortization and impairments	88,454	73,791	66,802

Total operating expenses	488,593	355,006	362,544

Operating income	175,487	150,195	128,002
Interest income – affiliates	16,900	16,900	16,900
Interest expense (3)	(31,559)	(21,951)	(10,195)
Other income (expense), net	(1,624)	(2,123)	62

Income before income taxes	159,204	143,021	134,769
Income tax expense	2,161	9,142	17,260

Net income	157,043	133,879	117,509
Net income attributable to noncontrolling interests	14,103	11,005	10,260

Net income attributable to Western Gas Partners, LP	$142,940	$122,874	$107,249

Limited partners’ interest in net income:
Net income attributable to Western Gas Partners, LP	$142,940	$122,874	$107,249
Pre-acquisition net (income) loss allocated to Parent	(2,781)	(8,743)	(35,841)
General partner interest in net (income) loss (4)	(8,599)	(3,067)	(1,428)

Limited partners’ interest in net income (4)	$131,560	$111,064	$69,980
Net income per common unit – basic and diluted	$1.64	$1.66	$1.25
Net income per subordinated unit – basic and diluted (5)	$1.28	$1.61	$1.24

(1)	Financial information has been revised to include the financial position and results attributable to the Bison assets. See Note 2.
(2)

Cost of product includes product purchases from Anadarko (as defined in Note 1) of $75.9 million, $63.4 million and $69.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. Operation and maintenance includes charges from Anadarko of $44.1 million, $38.6 million and $35.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. General and administrative includes charges from Anadarko of $28.1 million, $19.5 million and $22.8 million for the years ended December 31, 2011, 2010 and 2009, respectively. See Note 5.

(3)	Includes affiliate (as defined in Note 1) interest expense of $6.1 million, $10.1 million and $9.3 million for years ended December 31, 2011, 2010 and 2009, respectively. See Note 10.
(4)	Represents net income for periods including and subsequent to the acquisition of the Partnership assets (as defined in Note 1). See also Note 4.
(5)

All subordinated units were converted to common units on a one-for-one basis on August 15, 2011. For purposes of calculating net income per common and subordinated unit, the conversion of the subordinated units is deemed to have occurred on July 1, 2011. See Note 4.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS PARTNERS, LP

CONSOLIDATED BALANCE SHEETS

	December 31,
thousands except number of units	2011	2010 (1)
ASSETS
Current assets
Cash and cash equivalents	$226,559	$27,074
Accounts receivable, net (2)	22,197	10,890
Other current assets (3)	6,794	5,220

Total current assets	255,550	43,184
Note receivable – Anadarko	260,000	260,000
Plant, property and equipment
Cost	2,223,800	1,815,049
Less accumulated depreciation	452,866	369,006

Net property, plant and equipment	1,770,934	1,446,043
Goodwill and other intangible assets	116,994	64,136
Equity investments	39,978	40,406
Other assets	8,164	2,361

Total assets	$2,451,620	$1,856,130

LIABILITIES, EQUITY AND PARTNERS’ CAPITAL
Current liabilities
Accounts and natural gas imbalance payables (4)	$25,744	$15,282
Accrued ad valorem taxes	7,882	5,986
Income taxes payable	495	160
Accrued liabilities (5)	36,973	24,436

Total current liabilities	71,094	45,864
Long-term debt – third parties	494,178	299,000
Note payable – Anadarko	175,000	175,000
Asset retirement obligations and other	63,642	61,840

Total long-term liabilities	732,820	535,840

Total liabilities	803,914	581,704
Equity and partners’ capital
Common units (90,140,999 and 51,036,968 units issued and outstanding at December 31, 2011 and 2010, respectively)	1,495,253	810,717
Subordinated units (zero and 26,536,306 units issued and outstanding at December 31, 2011 and 2010, respectively) (6)	—	282,384
General partner units (1,839,613 and 1,583,128 units issued and outstanding at December 31, 2011 and 2010, respectively)	31,729	21,505
Parent net investment	—	69,358

Total partners’ capital	1,526,982	1,183,964
Noncontrolling interests	120,724	90,462

Total equity and partners’ capital	1,647,706	1,274,426

Total liabilities, equity and partners’ capital	$2,451,620	$1,856,130

(1)	Financial information has been revised to include the financial position and results attributable to the Bison assets. See Note 2.
(2)	Accounts receivable, net includes amounts receivable from affiliates (as defined in Note 1) of zero and $1.8 million as of December 31, 2011 and 2010, respectively.
(3)	Other current assets includes natural gas imbalance receivables from affiliates of $0.5 million and zero as of December 31, 2011 and 2010, respectively.
(4)	Accounts and natural gas imbalance payables includes amounts payable to affiliates of $5.9 million and $1.5 million as of December 31, 2011 and 2010, respectively.
(5)	Accrued liabilities include amounts payable to affiliates of $0.3 million and $0.6 million as of December 31, 2011 and 2010, respectively.
(6)	All subordinated units were converted to common units on a one-for-one basis on August 15, 2011. See Note 4.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS PARTNERS, LP

CONSOLIDATED STATEMENTS OF EQUITY AND PARTNERS’ CAPITAL

	Partners’ Capital
thousands	Parent Net Investment	Common Units	Subordinated Units	General Partner Units	Noncontrolling Interests	Total
Balance at December 31, 2008 (1)	$518,622	$368,050	$275,917	$10,988	$66,016	$1,239,593
Net income	35,841	37,035	32,945	1,428	10,260	117,509
Issuance of common and general partner units, net of offering expenses	—	120,080	—	2,459	—	122,539
Contributions from noncontrolling interest owners	20,544	—	—	—	19,718	40,262
Distributions to noncontrolling interest owners	(2,926)	—	—	—	(5,072)	(7,998)
Distributions to unitholders	—	(36,025)	(32,640)	(1,401)	—	(70,066)
Acquisition from affiliates	(112,744)	11,068	—	225	—	(101,451)
Net pre-acquisition contributions from (distributions to) Parent	(6,088)	—	—	—	—	(6,088)
Non-cash equity-based compensation and other	2,354	(2,978)	349	27	—	(248)

Balance at December 31, 2009 (1)	$455,603	$497,230	$276,571	$13,726	$90,922	$1,334,052
Net income	8,743	68,410	42,654	3,067	11,005	133,879
Issuance of common and general partner units, net of offering expenses	—	338,483	—	7,320	—	345,803
Contributions from noncontrolling interest owners	—	—	—	—	2,053	2,053
Distributions to noncontrolling interest owners	—	—	—	—	(13,222)	(13,222)
Distributions to unitholders	—	(55,108)	(36,885)	(2,201)	—	(94,194)
Acquisitions from affiliates	(684,487)	(49,662)	—	(631)	—	(734,780)
Net pre-acquisition contributions from (distributions to) Parent	73,816	—	—	—	—	73,816
Contribution of other assets from Parent	—	10,500	—	215	—	10,715
Elimination of net deferred tax liabilities	214,464	—	—	—	—	214,464
Non-cash equity-based compensation and other	1,219	864	44	9	(296)	1,840

Balance at December 31, 2010 (1)	$69,358	$810,717	$282,384	$21,505	$90,462	$1,274,426
Net income	2,781	110,542	21,018	8,599	14,103	157,043
Conversion of subordinated units to common units (2)	—	272,222	(272,222)	—	—	—
Issuance of common and general partner units, net of offering expenses	—	328,345	—	6,972	—	335,317
Contributions from noncontrolling interest owners	—	—	—	—	33,637	33,637
Distributions to noncontrolling interest owners	—	—	—	—	(17,478)	(17,478)
Distributions to unitholders	—	(102,091)	(31,180)	(6,847)	—	(140,118)
Acquisition from affiliates	(92,666)	66,313	—	1,353	—	(25,000)
Contributions of equity-based compensation from Parent	—	9,472	—	194	—	9,666
Net pre-acquisition contributions from (distributions to) Parent	(1,545)	—	—	—	—	(1,545)
Elimination of net deferred tax liabilities	22,072	—	—	—	—	22,072
Non-cash equity-based compensation and other	—	(267)	—	(47)	—	(314)

Balance at December 31, 2011	$—	$1,495,253	$—	$31,729	$120,724	$1,647,706

(1)	Financial information has been revised to include the financial position and results attributable to the Bison assets. See Note 2.
(2)	All subordinated units were converted to common units on a one-for-one basis on August 15, 2011. See Note 4.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS PARTNERS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
thousands	2011	2010 (1)	2009 (1)
Cash flows from operating activities
Net income	$157,043	$133,879	$117,509
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairments	88,454	73,791	66,802
Deferred income taxes	5,351	15,218	(4,070)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(1,091)	(269)	1,795
Increase (decrease) in accounts and natural gas imbalance payables and accrued liabilities, net	23,342	10,785	(20,071)
Change in other items, net	(2,685)	(6,987)	1,805

Net cash provided by operating activities	270,414	226,417	163,770
Cash flows from investing activities
Capital expenditures	(135,495)	(130,149)	(102,717)
Acquisitions from affiliates	(28,837)	(734,780)	(101,451)
Acquisitions from third parties	(301,957)	(18,047)	—
Investments in equity affiliates	(93)	(310)	(382)
Proceeds from sale of assets to affiliates	382	2,805	—
Proceeds from sale of assets to third parties	500	2,825	—

Net cash used in investing activities	(465,500)	(877,656)	(204,550)
Cash flows from financing activities
Borrowings, net of debt issuance costs	1,055,939	660,000	101,451
Repayments of debt	(869,000)	(361,000)	(101,451)
Revolving credit facility issuance costs	—	(12)	(4,263)
Proceeds from issuance of common and general partner units, net of offering expenses	335,317	345,803	122,539
Distributions to unitholders	(140,118)	(94,194)	(70,066)
Contributions from noncontrolling interest owners	33,637	2,053	40,262
Distributions to noncontrolling interest owners	(17,478)	(13,222)	(7,998)
Net contributions from (distributions to) Parent	(3,726)	68,901	(5,784)

Net cash provided by financing activities	394,571	608,329	74,690

Net increase (decrease) in cash and cash equivalents	199,485	(42,910)	33,910
Cash and cash equivalents at beginning of period	27,074	69,984	36,074

Cash and cash equivalents at end of period	$226,559	$27,074	$69,984

Supplemental disclosures
Elimination of net deferred tax liabilities	$22,072	$214,464	$—
Contribution of assets (to) from Parent	$(66)	$7,598	$—
Increase (decrease) in accrued capital expenditures	$5,507	$6,453	$(13,135)
Interest paid	$25,828	$16,497	$9,372
Interest received	$16,900	$16,900	$16,900
Taxes paid	$190	$507	$—

(1)	Financial information has been revised to include the financial position and results attributable to the Bison assets. See Note 2.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General. Western Gas Partners, LP (the “Partnership”), a growth-oriented Delaware master limited partnership formed by Anadarko Petroleum Corporation in 2007 to own, operate, acquire and develop midstream energy assets, closed its initial public offering to become publicly traded in 2008. As of December 31, 2011, the Partnership’s assets include eleven gathering systems, seven natural gas treating facilities, seven natural gas processing facilities, one NGL pipeline, one interstate pipeline, and interests in Fort Union Gas Gathering, LLC (“Fort Union”) and White Cliffs Pipeline, LLC (“White Cliffs”), which are accounted for under the equity method. The Partnership’s assets are located in East and West Texas, the Rocky Mountains (Colorado, Utah and Wyoming), and the Mid-Continent (Kansas and Oklahoma). The Partnership is engaged in the business of gathering, processing, compressing, treating and transporting natural gas, condensate, NGLs and crude oil for Anadarko Petroleum Corporation and its consolidated subsidiaries, as well as third-party producers and customers.

For purposes of these consolidated financial statements, the “Partnership” refers to Western Gas Partners, LP and its subsidiaries. The Partnership’s general partner is Western Gas Holdings, LLC (the “general partner” or “GP”), a wholly owned subsidiary of Anadarko Petroleum Corporation. “Anadarko” or “Parent” refers to Anadarko Petroleum Corporation and its consolidated subsidiaries, excluding the Partnership and the general partner. “Affiliates” refers to wholly owned and partially owned subsidiaries of Anadarko, excluding the Partnership, and also refers to Fort Union and White Cliffs.

Basis of presentation. The accompanying consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), and certain amounts in prior periods have been reclassified to conform to the current presentation. The consolidated financial statements include the accounts of the Partnership and entities in which it holds a controlling financial interest, and all significant intercompany transactions have been eliminated. Investments in non-controlled entities over which the Partnership exercises significant influence are accounted for under the equity method. The Partnership proportionately consolidates its 50% share of the assets, liabilities, revenues and expenses attributable to the Newcastle system in the accompanying consolidated financial statements.

In July 2009, the Partnership acquired a 51% interest in Chipeta Processing LLC (“Chipeta”) and became party to Chipeta’s limited liability company agreement, as amended and restated (the “Chipeta LLC agreement”) (see Notes 2 and 3). As of December 31, 2011, Chipeta is owned 51% by the Partnership, 24% by Anadarko and 25% by a third-party member. The interests in Chipeta, held by Anadarko and the third-party member, are reflected as noncontrolling interests in the Partnership’s consolidated financial statements for all periods presented.

Presentation of Partnership assets. References to the “Partnership assets” refer collectively to the assets owned by the Partnership as of December 31, 2011. Because of Anadarko’s control of the Partnership through its ownership of the general partner, each acquisition of Partnership assets through December 31, 2011, except for the acquisitions of the Platte Valley assets and the 9.6% interest in White Cliffs from third parties, was considered a transfer of net assets between entities under common control (see Note 2). As a result, after each acquisition of assets from Anadarko, the Partnership is required to revise its financial statements to include the activities of the Partnership assets as of the date of common control.

The consolidated financial statements for periods prior to the Partnership’s acquisition of the Partnership assets have been prepared from Anadarko’s historical cost-basis accounts and may not necessarily be indicative of the actual results of operations that would have occurred if the Partnership had owned the assets during the periods reported. Net income attributable to the Partnership assets for periods prior to the Partnership’s acquisition of such assets is not allocated to the limited partners for purposes of calculating net income per common or subordinated unit.

Use of estimates. In preparing financial statements in accordance with GAAP, management makes informed judgments and estimates that affect the amounts reported in the consolidated financial statements and the notes thereto. Management evaluates its estimates and related assumptions regularly, utilizing historical experience and other methods considered reasonable under the circumstances. Changes in facts and circumstances or additional information, may result in revised estimates and actual results may differ from these estimates. Effects on the Partnership’s business, financial condition and results of operations resulting from revisions to estimates are recognized when the facts that give rise to the revision become known.

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Nonfinancial assets and liabilities initially measured at fair value include certain assets and liabilities acquired in a third-party business combination, assets and liabilities exchanged in non-monetary transactions, long-lived assets (asset groups), goodwill and other intangibles, initial recognition of asset retirement obligations, and initial recognition of environmental obligations assumed in a third-party acquisition. Impairment analyses for long-lived assets, goodwill and other intangibles, and the initial recognition of asset retirement obligations and environmental obligations use Level 3 inputs. When the Partnership is required to measure fair value, and there is not a market-observable price for the asset or liability or a market-observable price for a similar asset or liability, the Partnership utilizes the cost, income, or market valuation approach depending on the quality of information available to support management’s assumptions.

The fair value of debt is the estimated amount the Partnership would have to pay to repurchase its debt, including any premium or discount attributable to the difference between the stated interest rate and market rate of interest at the balance sheet date. Fair values are based on quoted market prices for identical instruments, if available, or average valuations of similar debt instruments at the balance sheet date. See Note 10.

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable reported on the consolidated balance sheets approximate fair value due to the short-term nature of these items.

Cash equivalents. The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Bad-debt reserve. The Partnership’s revenues are primarily from Anadarko, for which no credit limit is maintained. The Partnership analyzes its exposure to bad debt on a customer-by-customer basis for its third-party accounts receivable and may establish credit limits for significant third-party customers. At December 31, 2011 and 2010, third-party accounts receivable are shown net of the associated bad-debt reserve of $17,000.

Natural gas imbalances. The consolidated balance sheets include natural gas imbalance receivables and payables resulting from differences in gas volumes received into the Partnership’s systems and gas volumes delivered by the Partnership to customers. Natural gas volumes owed to or by the Partnership that are subject to monthly cash settlement are valued according to the terms of the contract as of the balance sheet dates, and reflect market index prices. Other natural gas volumes owed to or by the Partnership are valued at the Partnership’s weighted average cost of natural gas as of the balance sheet dates and are settled in-kind. As of December 31, 2011, natural gas imbalance receivables and payables were approximately $2.3 million and $3.1 million, respectively. As of December 31, 2010, natural gas imbalance receivables and payables were approximately $0.1 million and $2.6 million, respectively. Changes in natural gas imbalances are reported in equity income and other, net or cost of product in the consolidated statements of income.

Inventory. The cost of NGLs inventories is determined by the weighted average cost method on a location-by-location basis. Inventory is stated at the lower of weighted-average cost or market value and is reported in other current assets in the consolidated balance sheets.

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Depreciation is computed over the asset’s estimated useful life using the straight-line method or half-year convention method, based on estimated useful lives and salvage values of assets. Uncertainties that may impact these estimates include, but are not limited to, changes in laws and regulations relating to environmental matters, including air and water quality, restoration and abandonment requirements, economic conditions and supply and demand in the area. When assets are placed into service, the Partnership makes estimates with respect to useful lives and salvage values that the Partnership believes are reasonable. However, subsequent events could cause a change in estimates, thereby impacting future depreciation amounts.

The Partnership evaluates the ability to recover the carrying amount of its long-lived assets to determine whether its long-lived assets have been impaired. Impairments exist when the carrying amount of an asset exceeds estimates of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. When alternative courses of action to recover the carrying amount of a long-lived asset are under consideration, estimates of future undiscounted cash flows take into account possible outcomes and probabilities of their occurrence. If the carrying amount of the long-lived asset is not recoverable based on the estimated future undiscounted cash flows, the impairment loss is measured as the excess of the asset’s carrying amount over its estimated fair value, such that the asset’s carrying amount is adjusted to its estimated fair value with an offsetting charge to impairment expense.

Capitalized interest. Interest is capitalized as part of the historical cost of constructing assets for significant projects that are in progress. Capitalized interest is determined by multiplying the Partnership’s weighted-average borrowing cost on debt by the average amount of qualifying costs incurred. Once the construction of an asset subject to interest capitalization is completed and the asset is placed in service, the associated capitalized interest is expensed through depreciation or impairment, together with other capitalized costs related to that asset.

Goodwill and other intangible assets. Goodwill represents the allocated portion of Anadarko’s midstream goodwill attributed to the assets the Partnership has acquired from Anadarko. The carrying value of Anadarko’s midstream goodwill represents the excess of the purchase price of an entity over the estimated fair value of the identifiable assets acquired and liabilities assumed by Anadarko. Accordingly, the Partnership’s goodwill balance does not reflect, and in some cases is significantly different than, the difference between the consideration the Partnership paid for its acquisitions from Anadarko and the fair value of the net assets on the acquisition date. The Partnership’s consolidated balance sheets as of December 31, 2011 and 2010, include goodwill of $64.1 million, none of which is deductible for tax purposes.

The Partnership evaluates goodwill for impairment annually, as of October 1, or more often as facts and circumstances warrant. The first step in the goodwill impairment test is to compare the fair value of each reporting unit to which goodwill has been assigned to the carrying amount of net assets, including goodwill, of the respective reporting unit. The Partnership has allocated goodwill on its two reporting units: (i) gathering and processing and (ii) transportation. If the carrying amount of the reporting unit exceeds its fair value, step two in the goodwill impairment test requires goodwill to be written down to its implied fair value through a charge to operating expense based on a hypothetical purchase price allocation. No goodwill impairment has been recognized in these consolidated financial statements. The carrying value of goodwill after such an impairment would represent a Level 3 fair value measurement.

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Partnership assesses intangible assets, as described in Note 8, for impairment together with related underlying long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairments exist when the carrying amount of an asset exceeds estimates of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. When alternative courses of action to recover the carrying amount of a long-lived asset are under consideration, estimates of future undiscounted cash flows take into account possible outcomes and probabilities of their occurrence. If the carrying amount of the long-lived asset is not recoverable based on the estimated future undiscounted cash flows, the impairment loss is measured as the excess of the asset’s carrying amount over its estimated fair value such that the asset’s carrying amount is adjusted to its estimated fair value with an offsetting charge to operating expense. No intangible asset impairment has been recognized in connection with these assets.

Equity-method investments. The following table presents the activity in the Partnership’s investments in equity of Fort Union and White Cliffs:

	0000	0000
	Equity Investments
thousands	Fort Union (1)	White Cliffs (2)
Balance at December 31, 2009	$20,060	$1,284
Investment earnings, net of amortization	5,723	917
Contributions	310	—
Distributions	(4,665)	(1,270)
Acquisition of additional 9.6% interest from third party	—	18,047

Balance at December 31, 2010	$21,428	$18,978
Investment earnings, net of amortization	6,067	4,023
Contributions	—	93
Distributions	(5,227)	(5,384)

Balance at December 31, 2011	$22,268	$17,710

(1)

The Partnership has a 14.81% interest in Fort Union, a joint venture which owns a gathering pipeline and treating facilities in the Powder River Basin. Anadarko is the construction manager and physical operator of the Fort Union facilities. Certain business decisions, including, but not limited to, decisions with respect to significant expenditures or contractual commitments, annual budgets, material financings, dispositions of assets or amending the owners’ firm gathering agreements, require 65% or unanimous approval of the owners.

(2)

The Partnership has a 10% interest in White Cliffs, a limited liability company which owns a crude oil pipeline that originates in Platteville, Colorado and terminates in Cushing, Oklahoma and became operational in June 2009. The third-party majority owner is the manager of the White Cliffs operations. Certain business decisions, including, but not limited to, approval of annual budgets and decisions with respect to significant expenditures, contractual commitments, acquisitions, material financings, dispositions of assets or admitting new members, require more than 75% approval of the members.

The investment balance at December 31, 2011, includes $2.7 million for the purchase price allocated to the investment in Fort Union in excess of the historic cost basis of Western Gas Resources, Inc. (entity that owned Fort Union, which Anadarko acquired in August 2006). This excess balance is attributable to the difference between the fair value and book value of Fort Union’s gathering and treating facilities and is being amortized over the remaining estimated useful life of those facilities. Each of the joint venture members has pledged its respective equity interest to the administrative agent of Fort Union’s credit agreement.

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The White Cliffs investment balance at December 31, 2011, is $10.4 million less than the Partnership’s underlying equity in White Cliffs’ net assets as of December 31, 2011, primarily due to the Partnership recording the acquisition of its initial 0.4% interest in White Cliffs at Anadarko’s historic carrying value. This difference is being amortized to equity income over the remaining estimated useful life of the White Cliffs pipeline.

Management evaluates its equity-method investments for impairment whenever events or changes in circumstances indicate that the carrying value of such investments may have experienced a decline in value that is other than temporary. When evidence of loss in value has occurred, management compares the estimated fair value of the investment to the carrying value of the investment to determine whether the investment has been impaired. Management assesses the fair value of equity-method investments using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third-party comparable sales and discounted cash flow models. If the estimated fair value is less than the carrying value, the excess of the carrying value over the estimated fair value is recognized as an impairment loss.

Asset retirement obligations. Management recognizes a liability based on the estimated costs of retiring tangible long-lived assets. The liability is recognized at fair value, measured using discounted expected future cash outflows for the asset retirement obligation when the obligation originates, which generally is when an asset is acquired or constructed. The carrying amount of the associated asset is increased commensurate with the liability recognized. Over time, the discounted liability is accreted through accretion expense to its expected settlement value. Subsequent to the initial recognition, the liability is also adjusted for any changes in the expected value of the retirement obligation (with a corresponding adjustment to property, plant and equipment) until the obligation is settled. Revisions in estimated asset retirement obligations may result from changes in estimated inflation rates, discount rates, asset retirement costs and the estimated timing of settling asset retirement obligations. See Note 9.

Environmental expenditures. The Partnership expenses environmental expenditures related to conditions caused by past operations that do not generate current or future revenues. Environmental expenditures related to operations that generate current or future revenues are expensed or capitalized, as appropriate. Liabilities are recorded when the necessity for environmental remediation or other potential environmental liabilities becomes probable and the costs can be reasonably estimated. Accruals for estimated losses from environmental remediation obligations are recognized no later than at the time of the completion of the remediation feasibility study. These accruals are adjusted as additional information becomes available or as circumstances change. Costs of future expenditures for environmental-remediation obligations are not discounted to their present value. See Note 11.

Segments. The Partnership’s operations are organized into a single operating segment, the assets of which consist of natural gas, NGLs and crude oil gathering and processing systems, treating facilities, pipelines and related plants and equipment.

Revenues and cost of product. Under its fee-based gathering, treating and processing arrangements, the Partnership is paid a fixed fee based on the volume and thermal content of natural gas and recognizes revenues for its services in the month such services are performed. Producers’ wells are connected to the Partnership’s gathering systems for delivery of natural gas to the Partnership’s processing or treating plants, where the natural gas is processed to extract NGLs and condensate or treated in order to satisfy pipeline specifications. In some areas, where no processing is required, the producers’ gas is gathered and delivered to pipelines for market delivery. Under percent-of-proceeds contracts, revenue is recognized when the natural gas, NGLs or condensate are sold and the related purchases are recorded as a percentage of the product sale.

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Partnership purchases natural gas volumes at the wellhead for gathering and processing. As a result, the Partnership has volumes of NGLs and condensate to sell and volumes of residue gas to either sell, to use for system fuel or to satisfy keep-whole obligations. In addition, depending upon specific contract terms, condensate and NGLs recovered during gathering and processing are either returned to the producer or retained and sold. Under keep-whole contracts, when condensate or NGLs are retained and sold, producers are kept whole for the condensate or NGL volumes through the receipt of a thermally equivalent volume of residue gas. The keep-whole contract conveys an economic benefit to the Partnership when the combined value of the individual NGLs is greater in the form of liquids than as a component of the natural gas stream; however, the Partnership is adversely impacted when the value of the NGLs is lower as liquids than as a component of the natural gas stream. Revenue is recognized from the sale of condensate and NGLs upon transfer of title and related purchases are recorded as cost of product.

The Partnership earns transportation revenues through firm contracts that obligate each of its customers to pay a monthly reservation or demand charge regardless of the pipeline capacity used by that customer. An additional commodity usage fee is charged to the customer based on the actual volume of natural gas transported. Transportation revenues are also generated from interruptible contracts pursuant to which a fee is charged to the customer based on volumes transported through the pipeline. Revenues for transportation of natural gas and NGLs are recognized over the period of firm transportation contracts or, in the case of usage fees and interruptible contracts, when the volumes are received into the pipeline. From time to time, certain revenues may be subject to refund pending the outcome of rate matters before the Federal Energy Regulatory Commission (the “FERC”) and reserves are established where appropriate. See Note 11 for discussion of the Partnership’s pending rate case with the FERC.

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

Equity-based compensation. Phantom unit awards are granted under the Western Gas Partners, LP 2008 Long-Term Incentive Plan (the “LTIP”). The LTIP was adopted by the general partner of the Partnership and permits the issuance of up to 2,250,000 units, of which 2,160,848 units remain available for future issuance as of December 31, 2011. Upon vesting of each phantom unit, the holder will receive common units of the Partnership or, at the discretion of the general partner’s board of directors, cash in an amount equal to the market value of common units of the Partnership on the vesting date. Equity-based compensation expense attributable to grants made under the LTIP impact the Partnership’s cash flows from operating activities only to the extent cash payments are made to a participant in lieu of issuance of common units to the participant. The Partnership amortizes stock-based compensation expense attributable to awards granted under the LTIP over the vesting periods applicable to the awards.

Additionally, the Partnership’s general and administrative expenses include equity-based compensation costs allocated by Anadarko to the Partnership for grants made pursuant to: (i) Western Gas Holdings, LLC Equity Incentive Plan, as amended and restated (the “Incentive Plan”) and (ii) the Anadarko Petroleum Corporation 1999 Stock Incentive Plan and the Anadarko Petroleum Corporation 2008 Omnibus Incentive Compensation Plan (Anadarko’s plans are referred to collectively as the “Anadarko Incentive Plans”).

Under the Incentive Plan, participants are granted Unit Value Rights (“UVRs”), Unit Appreciation Rights (“UARs”) and Dividend Equivalent Rights (“DERs”). UVRs and UARs granted under the Incentive Plan in 2011 and 2010 were collectively valued at $634.00 per unit and $215.00 per unit as of December 31, 2011 and 2010, respectively. The UVRs and UARs either vest ratably over three years or vest in two equal installments on the second and fourth anniversaries of the grant date, or earlier in connection with certain other events. Upon the occurrence of a UVR vesting event, each participant will receive a lump-sum cash payment (net of any applicable withholding taxes) for each UVR. The UVRs may not be sold or transferred except to the general partner, Anadarko or any of its affiliates. Upon the occurrence of a UAR vesting event, each participant will receive a lump-sum cash payment (net of any applicable withholding taxes) for each UAR that is exercised prior to (i) the 90th day after a participant’s voluntary termination, or (ii) the 10th anniversary of the grant date, whichever occurs first. DERs granted under the Incentive Plan vest upon the occurrence of certain events, become payable no later than 30 days subsequent to vesting and expire 10 years from the date of grant.

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Grants made under equity-based compensation plans result in equity-based compensation expense, which is determined by reference to the fair value of equity compensation. For equity-based awards ultimately settled through the issuance of units or stock, the fair value is measured as of the date of the relevant equity grant. For equity-based awards issued under the Incentive Plan and ultimately settled in cash, the fair value of the relevant equity grant is revised periodically based on the estimated fair value of the Partnership’s general partner using a discounted cash flow estimate and multiples-valuation terminal value. Equity-based compensation expense attributable to grants made under the Incentive Plan will impact the Partnership’s cash flows from operating activities only to the extent cash payments are made to Incentive Plan participants who provided services to us pursuant to the omnibus agreement. Equity-based compensation granted under the Anadarko Incentive Plans does not impact the Partnership’s cash flows from operating activities. See Note 5.

Income taxes. The Partnership generally is not subject to federal income tax or state income tax other than Texas margin tax on the portion of its income that is apportionable to Texas. Federal and state income tax expense was recorded prior to the Partnership’s acquisition of the Partnership assets. In addition, deferred federal and state income taxes are recorded on temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases with respect to the Partnership assets prior to the Partnership’s acquisition; and deferred state income taxes are recorded with respect to the Partnership assets including and subsequent to acquisition. The recognition of deferred federal and state tax assets prior to the Partnership’s acquisition of the Partnership assets was based on management’s belief that it was more likely than not that the results of future operations would generate sufficient taxable income to realize the deferred tax assets. For periods including or subsequent to the Partnership’s acquisition of the Partnership assets, the Partnership is only subject to Texas margin tax; therefore, deferred federal income tax assets and liabilities with respect to the Partnership assets for periods including and subsequent to the Partnership’s acquisitions are no longer recognized by the Partnership.

For periods including and subsequent to the Partnership’s acquisition of the Partnership assets, the Partnership makes payments to Anadarko pursuant to the tax sharing agreement entered into between Anadarko and the Partnership for its estimated share of taxes from all forms of taxation, excluding taxes imposed by the United States, that are included in any combined or consolidated returns filed by Anadarko. The aggregate difference in the basis of the Partnership’s Assets for financial and tax reporting purposes cannot be readily determined as the Partnership does not have access to information about each partner’s tax attributes in the Partnership.

The accounting standard for uncertain tax positions defines the criteria an individual tax position must meet for any part of the benefit of that position to be recognized in the financial statements. The Partnership has no material uncertain tax positions at December 31, 2011 or 2010.

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net income per common unit. The Partnership applies the two-class method in determining net income per unit applicable to master limited partnerships having multiple classes of securities including common units, general partnership units and incentive distribution rights (“IDRs”) of the general partner. Under the two-class method, net income per unit is calculated as if all of the earnings for the period were distributed pursuant to the terms of the relevant contractual arrangement. The accounting guidance provides the methodology for and circumstances under which undistributed earnings are allocated to the general partner, limited partners and IDR holders. For the Partnership, earnings per unit is calculated based on the assumption that the Partnership distributes to its unitholders an amount of cash equal to the net income of the Partnership, notwithstanding the general partner’s ultimate discretion over the amount of cash to be distributed for the period, the existence of other legal or contractual limitations that would prevent distributions of all of the net income for the period or any other economic or practical limitation on the ability to make a full distribution of all of the net income for the period.

The Partnership’s net income for periods including and subsequent to the Partnership’s acquisitions of the Partnership assets is allocated to the general partner and the limited partners, including any subordinated unitholders, in accordance with their respective ownership percentages, and when applicable, giving effect to incentive distributions allocable to the general partner. The Partnership’s net income allocable to the limited partners is allocated between the common and subordinated unitholders by applying the provisions of the partnership agreement that govern actual cash distributions as if all earnings for the period had been distributed. Specifically, net income equal to the amount of available cash (as defined by the partnership agreement) is allocated to the general partner, common unitholders and subordinated unitholders consistent with actual cash distributions, including incentive distributions allocable to the general partner. Undistributed earnings (net income in excess of distributions) or undistributed losses (available cash in excess of net income) are then allocated to the general partner, common unitholders and subordinated unitholders in accordance with their respective ownership percentages during each period. See Note 4.

Recently issued accounting standard not yet adopted. In September 2011, the Financial Accounting Standards Board issued an Accounting Standards Update (“ASU”) that permits an initial assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount for goodwill impairment testing purposes. Thus, determining a reporting unit’s fair value is not required unless, as a result of the qualitative assessment, it is more likely than not that the fair value of the reporting unit is less than its carrying amount. This ASU is effective prospectively beginning January 1, 2012. Adoption of this ASU will have no impact on the Partnership’s consolidated financial statements.

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  ACQUISITIONS

The following table presents the acquisitions completed by the Partnership during the years ended December 31, 2011, 2010 and 2009, and details the funding for those acquisitions through borrowings, cash on hand and/or the issuance of Partnership equity:

	00000	00000	00000	00000	00000	00000
thousands except unit and percent amounts	Acquisition Date	Percentage Acquired	Borrowings	Cash On Hand	Common Units Issued	GP Units Issued
Chipeta (1)	07/01/09	51%	$101,451	$4,638	351,424	7,172
Granger (2)	01/29/10	100%	210,000	31,680	620,689	12,667
Wattenberg (3)	08/02/10	100%	450,000	23,100	1,048,196	21,392
White Cliffs (4)	09/28/10	10%	—	38,047	—	—
Platte Valley (5)	02/28/11	100%	303,000	602	—	—
Bison (6)	07/08/11	100%	—	25,000	2,950,284	60,210

(1)

The assets acquired from Anadarko include a 51% membership interest in Chipeta, together with an associated NGL pipeline. These assets provide processing and transportation services in the Greater Natural Buttes area in Uintah County, Utah. Chipeta owns a natural gas processing plant with two processing trains: a refrigeration unit and a cryogenic unit. In addition, in November 2009, Chipeta acquired the Natural Buttes plant including a compressor station and processing plant from a third party for $9.1 million, of which $4.5 million was contributed by the noncontrolling interest owners to fund their proportionate share. The 51% membership interest in Chipeta and associated NGL pipeline are referred to collectively as the “Chipeta assets” and the acquisition is referred to as the “Chipeta acquisition.”

(2)

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

(3)

The assets acquired from Anadarko include the Wattenberg gathering system and related facilities, including the Fort Lupton processing plant. These assets, located in the Denver-Julesburg Basin, north and east of Denver, Colorado, are referred to collectively as the “Wattenberg assets” and the acquisition as the “Wattenberg acquisition.”

(4)

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

(5)

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

(6)

The Bison gas treating facility acquired from Anadarko is located in the Powder River Basin in northeastern Wyoming, and includes (i) three amine treating units, (ii) compressor units, and (iii) generators. These assets are referred to collectively as the “Bison assets” and the acquisition as the “Bison acquisition.” The Bison assets are the only treating and delivery point into the third-party-owned Bison pipeline. Anadarko began construction of the Bison assets in 2009 and placed them in service in June 2010. See further information below.

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  ACQUISITIONS (CONTINUED)

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

The table below reflects the final allocation of the purchase price, including a $1.6 million adjustment to intangible assets recorded in August 2011, to the assets acquired and liabilities assumed in the Platte Valley acquisition:

thousands
Property, plant and equipment	$264,521
Intangible assets	53,754
Asset retirement obligations and other liabilities	(16,318)

Total purchase price	$301,957

The purchase price allocation is based on an assessment of the fair value of the assets acquired and liabilities assumed in the Platte Valley acquisition, after consideration of post-closing purchase price adjustments. The fair values of the plant and processing facilities, related equipment, and intangible assets acquired were based on the market, cost and income approaches. The liabilities assumed include certain amounts associated with environmental contingencies estimated by management. All fair-value measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market and thus represent Level 3 inputs. For more information regarding the intangible assets presented in the table above, see Note 8.

The following table presents the pro forma condensed financial information of the Partnership as if the Platte Valley acquisition had occurred on January 1, 2011:

thousands except per-unit amount	Year Ended December 31, 2011
Revenues	$680,119
Net income	159,769
Net income attributable to Western Gas Partners, LP	145,666
Net income per common unit – basic and diluted	$1.70

The pro forma information is presented for illustration purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisition been completed at the assumed date, nor is it necessarily indicative of future operating results of the combined entity. The Partnership’s pro forma information in the table above includes $83.4 million of revenues and $59.1 million of operating expenses, excluding depreciation, amortization and impairments, attributable to the Platte Valley assets that are included in the Partnership’s consolidated statement of income for the year ended December 31, 2011. The pro forma adjustments reflect pre-acquisition results of the Platte Valley assets for January and February 2011, including (a) estimated revenues and expenses; (b) estimated depreciation and amortization based on the purchase price allocated to property, plant and equipment and other intangible assets and estimated useful lives; (c) elimination of $0.7 million of acquisition-related costs; and (d) interest on the Partnership’s borrowings under its revolving credit facility to finance the Platte Valley acquisition. The pro forma adjustments include estimates and assumptions based on currently available information. Management believes the estimates and assumptions are reasonable, and the relative effects of the transactions are properly reflected. The pro forma information does not reflect any cost savings or other synergies anticipated as a result of the acquisition, nor any future acquisition related expenses. Pro forma information is not presented for periods ended on or before December 31, 2010, as it is not practical to determine revenues and cost of product for periods prior to January 1, 2011, the effective date of the gathering and processing agreement with the seller.

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  ACQUISITIONS (CONTINUED)

Bison acquisition. As a transfer of net assets between entities under common control, the Partnership’s historical financial statements previously filed with the U.S. Securities and Exchange Commission (“SEC”) have been recast in this Form 10-K to include the results attributable to the Bison assets as if the Partnership owned such assets for all periods presented. The consolidated financial statements for periods prior to the Partnership’s acquisition of the Partnership assets have been prepared from Anadarko’s historical cost-basis accounts and may not necessarily be indicative of the actual results of operations that would have occurred if the Partnership had owned the assets during the periods reported.

The following table presents the impact to the historical consolidated statements of income attributable to the Bison assets:

	000000000000	000000000000	000000000000
	Year Ended December 31, 2010
thousands	Partnership Historical	Bison Assets	Combined
Revenues	$503,322	$1,879	$505,201
Net income (loss)	137,073	(3,194)	133,879

	Year Ended December 31, 2009
thousands	Partnership Historical	Bison Assets	Combined
Revenues	$490,546	$—	$490,546
Net income (loss)	118,166	(657)	117,509

3.  PARTNERSHIP DISTRIBUTIONS

The partnership agreement requires the Partnership to distribute all of its available cash (as defined in the partnership agreement) to unitholders of record on the applicable record date within 45 days of the end of each quarter. The Partnership declared the following cash distributions to its unitholders for the periods presented:

thousands except per-unit amounts Quarters Ended	Total Quarterly Distribution per Unit	Total Cash Distribution	Date of Distribution
2009
March 31	$ 0.300	$ 17,030	May 2009
June 30	$ 0.310	$ 17,718	August 2009
September 30	$ 0.320	$ 18,289	November 2009
December 31	$ 0.330	$ 21,393	February 2010
2010
March 31	$ 0.340	$ 22,042	May 2010
June 30	$ 0.350	$ 24,378	August 2010
September 30	$ 0.370	$ 26,381	November 2010
December 31	$ 0.380	$ 30,564	February 2011
2011
March 31	$ 0.390	$ 33,168	May 2011
June 30	$ 0.405	$ 36,063	August 2011
September 30	$ 0.420	$ 40,323	November 2011
December 31 (1)	$ 0.440	$ 43,027	February 2012

(1)

On January 18, 2012, the board of directors of the Partnership’s general partner declared a cash distribution to the Partnership’s unitholders of $0.44 per unit, or $43.0 million in aggregate, including incentive distributions. The cash distribution is payable on February 13, 2012, to unitholders of record at the close of business on February 1, 2012.

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  PARTNERSHIP DISTRIBUTIONS (CONTINUED)

Available cash. The amount of available cash (as defined in the partnership agreement) generally is all cash on hand at the end of the quarter, plus, at the discretion of the general partner, working capital borrowings made subsequent to the end of such quarter, less the amount of cash reserves established by the Partnership’s general partner to provide for the proper conduct of the Partnership’s business, including reserves to fund future capital expenditures, to comply with applicable laws, debt instruments or other agreements (such as the Chipeta LLC agreement), or to provide funds for distributions to its unitholders and to its general partner for any one or more of the next four quarters. Working capital borrowings generally include borrowings made under a credit facility or similar financing arrangement. It is intended that working capital borrowings be repaid within 12 months. In all cases, working capital borrowings are used solely for working capital purposes or to fund distributions to partners.

General partner interest and incentive distribution rights. The general partner is currently entitled to 2.0% of all quarterly distributions that the Partnership makes prior to its liquidation. The Partnership’s general partner is entitled to incentive distributions if the amount the Partnership distributes with respect to any quarter exceeds specified target levels shown below:

	Total Quarterly Distribution Target Amount	Marginal Percentage Interest in Distributions
		Unitholders	General Partner
Minimum quarterly distribution	$ 0.300	98.0%	2.0%
First target distribution	up to $ 0.345	98.0%	2.0%
Second target distribution	above $ 0.345 up to $ 0.375	85.0%	15.0%
Third target distribution	above $ 0.375 up to $ 0.450	75.0%	25.0%
Thereafter	above $ 0.450	50.0%	50.0%

The table above assumes that the Partnership’s general partner maintains its 2.0% general partner interest, that there are no arrearages on common units and the general partner continues to own the IDRs. The maximum distribution sharing percentage of 50.0% includes distributions paid to the general partner on its 2.0% general partner interest and does not include any distributions that the general partner may receive on common units that it owns or may acquire.

4.  EQUITY AND PARTNERS’ CAPITAL

Equity offerings. The Partnership completed the following public equity offerings during 2009, 2010 and 2011:

thousands except unit and per-unit amounts	Common Units Issued (2)	GP Units Issued (3)	Price Per Unit	Underwriting Discount and Other Offering Expenses	Net Proceeds
December 2009 equity offering	6,900,000	140,817	$18.20	$5,500	$122,539
May 2010 equity offering (1)	4,558,700	93,035	22.25	4,427	99,074
November 2010 equity offering	8,415,000	171,734	29.92	10,325	246,729
March 2011 equity offering	3,852,813	78,629	35.15	5,621	132,569
September 2011 equity offering	5,750,000	117,347	35.86	7,655	202,748

(1)	Refers collectively to the May 2010 equity offering issuance, and the June 2010 exercise of the underwriters’ over-allotment option.
(2)

Includes the issuance of 900,000 common units, 558,700 common units, 915,000 common units, 302,813 common units and 750,000 common units pursuant to the exercise, in full or in part, of the underwriters’ over-allotment options granted in connection with the December 2009, May 2010, November 2010, March 2011 and September 2011 equity offerings, respectively.

(3)	Represents general partner units issued to the general partner in exchange for the general partner’s proportionate capital contribution to maintain its 2.0% interest.

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  EQUITY AND PARTNERS’ CAPITAL (CONTINUED)

Common and general partner units. The Partnership’s common units are listed on the New York Stock Exchange under the symbol “WES.”

Conversion of subordinated units. From its inception through June 30, 2011, the Partnership paid equal distributions per unit on common, subordinated and general partner units. Upon payment of the cash distribution for the second quarter of 2011, the financial requirements for the conversion of all subordinated units were satisfied. As a result, the 26,536,306 subordinated units were converted on August 15, 2011, on a one-for-one basis, into common units. For purposes of calculating net income per common and subordinated unit, the conversion of the subordinated units is deemed to have occurred on July 1, 2011. The Partnership’s net income was allocated to the general partner and the limited partners, including the holders of the subordinated units, through June 30, 2011, in accordance with their respective ownership percentages. The conversion does not impact the amount of the cash distribution paid or the total number of the Partnership’s outstanding units representing limited partner interests.

Anadarko holdings of Partnership equity. As of December 31, 2011, Anadarko held 1,839,613 general partner units representing a 2.0% general partner interest in the Partnership, 39,789,221 common units representing a 43.3% limited partner interest, and 100% of the Partnership’s IDRs. The public held 50,351,778 common units, representing a 54.7% interest in the Partnership.

The Partnership’s net income for periods including and subsequent to the acquisition of the Partnership assets (as defined in Note 2), is allocated to the general partner and the limited partners in accordance with their respective ownership percentages (see Note 1).

Basic and diluted net income per common unit is calculated by dividing the limited partners’ interest in net income by the weighted average number of common units outstanding during the period. The common units issued in connection with acquisitions and equity offerings are included on a weighted-average basis for periods they were outstanding.

The following table illustrates the Partnership’s calculation of net income per unit for common and subordinated units:

	000000000	000000000	000000000
	Year Ended December 31,
thousands except per-unit amounts	2011	2010	2009
Net income attributable to Western Gas Partners, LP	$142,940	$122,874	$107,249
Pre-acquisition net (income) loss allocated to Parent	(2,781)	(8,743)	(35,841)
General partner interest in net (income) loss	(8,599)	(3,067)	(1,428)

Limited partners’ interest in net income	$131,560	$111,064	$69,980

Net income allocable to common units	$110,542	$68,410	$37,035
Net income allocable to subordinated units	21,018	42,654	32,945

Limited partners’ interest in net income	$131,560	$111,064	$69,980

Net income per unit – basic and diluted
Common units	$1.64	$1.66	$1.25
Subordinated units	$1.28	$1.61	$1.24

Weighted average units outstanding – basic and diluted
Common units	67,333	41,287	29,684
Subordinated units	16,431	26,536	26,536

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  TRANSACTIONS WITH AFFILIATES

Affiliate transactions. Revenues from affiliates include amounts earned by the Partnership from services provided to Anadarko as well as from the sale of residue gas, condensate and NGLs to Anadarko. In addition, the Partnership purchases natural gas from an affiliate of Anadarko pursuant to gas purchase agreements. Operating and maintenance expense includes amounts accrued for or paid to affiliates for the operation of the Partnership assets, whether in providing services to affiliates or to third parties, including field labor, measurement and analysis, and other disbursements. A portion of the Partnership’s general and administrative expenses is paid by Anadarko, which results in affiliate transactions pursuant to the reimbursement provisions of the omnibus agreement. Affiliate expenses do not inherently bear a direct relationship to affiliate revenues, and third-party expenses do not necessarily bear a direct relationship to third-party revenues. See Note 2 for further information related to contributions of assets to the Partnership by Anadarko.

Cash management. Anadarko operates a cash management system whereby excess cash from most of its subsidiaries, held in separate bank accounts, is generally swept to centralized accounts. Prior to the Partnership’s acquisitions of the Partnership assets, third-party sales and purchases related to such assets were received or paid in cash by Anadarko within its centralized cash management system. Anadarko charged or credited the Partnership interest at a variable rate on outstanding affiliate balances for the periods these balances remained outstanding. The outstanding affiliate balances were entirely settled through an adjustment to parent net investment in connection with the acquisition of the Partnership assets. Subsequent to the acquisition of the Partnership assets, transactions related to such assets are cash settled directly with third parties and with Anadarko affiliates, and affiliate-based interest expense on current intercompany balances is not charged, except for Chipeta, which cash settles transactions directly with third parties and with Anadarko.

Note receivable from and note payable to Anadarko. Concurrent with the closing of the Partnership’s May 2008 initial public offering, the Partnership loaned $260.0 million to Anadarko in exchange for a 30-year note bearing interest at a fixed annual rate of 6.50%, payable quarterly. The fair value of the note receivable from Anadarko was approximately $303.7 million and $258.9 million at December 31, 2011 and 2010, respectively. The fair value of the note reflects consideration of credit risk and any premium or discount for the differential between the stated interest rate and quarter-end market interest rate, based on quoted market prices of similar debt instruments.

In December 2008, the Partnership entered into a term loan agreement with Anadarko, discussed further in Note 10.

Commodity price swap agreements. The Partnership has commodity price swap agreements with Anadarko to mitigate exposure to commodity price volatility that would otherwise be present as a result of the purchase and sale of natural gas, condensate or NGLs. Notional volumes for each of the swap agreements are not specifically defined; instead, the commodity price swap agreements apply to the actual volume of natural gas, condensate and NGLs purchased and sold at the Hilight, Hugoton, Newcastle, Granger and Wattenberg assets, with various expiration dates through September 2015. In December 2011, the Partnership extended the commodity price swap agreements for the Hilight and Newcastle assets through December 2013. The commodity price swap agreements do not satisfy the definition of a derivative financial instrument and, therefore, are not required to be measured at fair value. See Note 12 for commodity price swap agreements entered into in December 2011, related to the acquisition of Mountain Gas Resources, LLC, with forward-starting effective dates beginning January 2012.

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  TRANSACTIONS WITH AFFILIATES (CONTINUED)

Below is a summary of the fixed price ranges on the Partnership’s commodity price swap agreements outstanding as of December 31, 2011:

	000000000	000000000	000000000	000000000
Year Ended December 31,
per barrel except natural gas	2012	2013	2014	2015
Ethane	$18.21 – 29.78	$18.32 – 30.10	$18.36 – 30.53	$ 18.41
Propane	$45.23 – 53.28	$45.90 – 55.84	$46.47 – 52.37	$ 47.08
Isobutane	$57.50 – 67.22	$60.44 – 68.11	$61.24 – 69.23	$ 62.09
Normal butane	$52.40 – 62.92	$53.20 – 66.37	$53.89 – 64.78	$ 54.62
Natural gasoline	$69.77 – 85.15	$70.89 – 92.23	$71.85 – 79.74	$ 72.88
Condensate	$72.73 – 78.52	$74.04 – 83.93	$75.22 – 79.56	$ 76.47 – 78.61
Natural gas (per MMbtu)	$4.15 – 5.97	$3.75 – 6.09	$5.32 – 6.20	$ 5.50 – 5.96

The following table summarizes realized gains and losses on commodity price swap agreements:

	0000000000	0000000000	0000000000
	Year Ended December 31,
thousands	2011	2010	2009
Gains (losses) on commodity price swap agreements related to sales: (1)
Natural gas sales	$33,845	$20,200	$18,446
Natural gas liquids sales	(36,802)	2,953	2,196

Total	(2,957)	23,153	20,642
Losses on commodity price swap agreements related to purchases (2)	(27,234)	(23,344)	(16,538)

Net gains (losses) on commodity price swap agreements	$(30,191)	$(191)	$4,104

(1)	Reported in natural gas, NGLs and condensate sales in the Partnership’s consolidated statements of income in the period in which the related sale is recorded.

(2)	Reported in cost of product in the Partnership’s consolidated statements of income in the period in which the related purchase is recorded.

Gas gathering and processing agreements. The Partnership has significant gas gathering and processing arrangements with affiliates of Anadarko on a majority of its systems. Approximately 78%, 76% and 80% of the Partnership’s gathering, transportation and treating throughput for the years ended December 31, 2011, 2010 and 2009, respectively, was attributable to natural gas production owned or controlled by Anadarko. Approximately 70%, 75% and 71% of the Partnership’s processing throughput for the years ended December 31, 2011, 2010 and 2009, respectively, was attributable to natural gas production owned or controlled by Anadarko.

Gas purchase and sale agreements. The Partnership sells substantially all of its natural gas, NGLs, and condensate to Anadarko Energy Services Company (“AESC”), Anadarko’s marketing affiliate. In addition, the Partnership purchases natural gas from AESC pursuant to gas purchase agreements. The Partnership’s gas purchase and sale agreements with AESC are generally one-year contracts, subject to annual renewal.

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  TRANSACTIONS WITH AFFILIATES (CONTINUED)

Omnibus agreement. Pursuant to the omnibus agreement, Anadarko and the general partner perform centralized corporate functions for the Partnership, such as legal; accounting; treasury; cash management; investor relations; insurance administration and claims processing; risk management; health, safety and environmental; information technology; human resources; credit; payroll; internal audit; tax; marketing; and midstream administration. The Partnership’s reimbursement to Anadarko for certain general and administrative expenses allocated to the Partnership was capped at $9.0 million and $6.9 million for the years ended December 31, 2010 and 2009, respectively. The cap under the omnibus agreement expired on December 31, 2010. Expenses in excess of the cap for the years ended December 31, 2010 and 2009, were recorded as capital contributions from Anadarko and did not impact the Partnership’s cash flows. For the year ended December 31, 2011, and thereafter, Anadarko, in accordance with the partnership and omnibus agreements, determined, in its reasonable discretion, amounts to be allocated to the Partnership in exchange for services provided under the omnibus agreement. Such amount was $19.5 million for the year ended December 31, 2011, comprised of $11.8 million of allocated general and administrative expenses and $7.7 million of public company expenses. The Partnership also incurred $8.0 million and $7.5 million in public company expenses not subject to the cap previously contained in the omnibus agreement, excluding equity-based compensation, during the years ended December 31, 2010 and 2009, respectively. See Summary of affiliate transactions below.

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

Tax sharing agreement. Pursuant to a tax sharing agreement, the Partnership reimburses Anadarko for the Partnership’s estimated share of taxes from all forms of taxation, excluding taxes imposed by the United States, borne by Anadarko on behalf of the Partnership as a result of the Partnership’s results being included in a combined or consolidated tax return filed by Anadarko with respect to periods including and subsequent to the Partnership’s acquisition of the Partnership assets. Anadarko may use its tax attributes to cause its combined or consolidated group, of which the Partnership may be a member for this purpose, to owe no tax. Nevertheless, the Partnership is required to reimburse Anadarko for its estimated share of taxes the Partnership would have owed had the attributes not been available or used for the Partnership’s benefit, regardless of whether Anadarko pays taxes for the period.

Allocation of costs. Prior to the Partnership’s acquisition of the Partnership assets, the consolidated financial statements of the Partnership include costs allocated by Anadarko in the form of a management services fee, which approximated the general and administrative costs incurred by Anadarko attributable to the Partnership assets. This management services fee was allocated to the Partnership based on its proportionate share of Anadarko’s assets and revenues or other contractual arrangements. Management believes these allocation methodologies are reasonable.

The employees supporting the Partnership’s operations are employees of Anadarko. Anadarko charges the Partnership its allocated share of personnel costs, including costs associated with Anadarko’s equity-based compensation plans, non-contributory defined pension and postretirement plans and defined contribution savings plan, through the management services fee or pursuant to the omnibus agreement and services and secondment agreement described above. In general, the Partnership’s reimbursement to Anadarko under the omnibus agreement or services and secondment agreements is either (i) on an actual basis for direct expenses Anadarko and the general partner incur on behalf of the Partnership, or (ii) based on an allocation of salaries and related employee benefits between the Partnership, the general partner and Anadarko based on estimates of time spent on each entity’s business and affairs. The vast majority of direct general and administrative expenses charged to the Partnership by Anadarko are attributed to the Partnership on an actual basis, excluding any mark-up or subsidy charged or received by Anadarko. With respect to allocated costs, management believes the allocation method employed by Anadarko is reasonable. While it is not practicable to determine what these direct and allocated costs would be on a stand-alone basis if the Partnership were to directly obtain these services, management believes these costs would be substantially the same.

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  TRANSACTIONS WITH AFFILIATES (CONTINUED)

Long-term incentive plan. The general partner awarded phantom units under the LTIP primarily to (i) the general partner’s Chief Executive Officer and (ii) independent directors in 2011, and primarily to independent directors in 2010 and 2009. The phantom units awarded to the independent directors vest one year from the grant date, while all other awards are subject to graded vesting over a three-year service period. Compensation expense attributable to the phantom units granted under the LTIP is recognized entirely by the Partnership over the vesting period and was approximately $0.3 million, $0.3 million and $0.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, there was $0.6 million of unrecognized compensation expense attributable to the LTIP, of which $0.5 million will be allocated to the Partnership, and is expected to be recognized over a weighted-average period of 2.3 years.

The following table summarizes LTIP award activity for the years ended December 31, 2011, 2010 and 2009:

	2011		2010		2009
	Weighted- Average Grant-Date Fair Value	Units	Weighted- Average Grant-Date Fair Value	Units	Weighted- Average Grant-Date Fair Value	Units
Phantom units outstanding at beginning of year	$20.19	17,503	$15.02	21,970	$16.50	30,304
Vested	$20.51	(15,119)	$15.02	(19,751)	$16.50	(30,304)
Granted	$35.66	21,594	$20.94	15,284	$15.02	21,970

Phantom units outstanding at end of year	$33.92	23,978	$20.19	17,503	$15.02	21,970

Equity incentive plan and Anadarko incentive plans. The Partnership’s general and administrative expenses include equity-based compensation costs allocated by Anadarko to the Partnership for grants made pursuant to the Incentive Plan as well as the Anadarko Incentive Plans. The Partnership’s general and administrative expense for the years ended December 31, 2011, 2010 and 2009 included approximately $13.9 million, $5.4 million and $4.1 million, respectively, of allocated equity-based compensation expense for grants made pursuant to the Incentive Plan and Anadarko Incentive Plans. A portion of these expenses are allocated to the Partnership by Anadarko as a component of compensation expense for the executive officers of the Partnership’s general partner and other employees pursuant to the omnibus agreement and employees who provide services to the Partnership pursuant to the services and secondment agreement. These amounts exclude compensation expense associated with the LTIP.

As of December 31, 2011, the Partnership estimates that $5.5 million of unrecognized compensation expense attributable to the Incentive Plan will be allocated to the Partnership over a weighted-average period of 1.4 years. In addition, the Partnership estimates that $3.7 million of unrecognized compensation expense attributable to the Anadarko Incentive Plans, excluding performance-based awards, will be allocated to the Partnership over a weighted-average period of 2.0 years. As of December 31, 2011, the compensation cost related to performance-based awards under the Anadarko Incentive Plans that could be allocated to the Partnership during the next three years is approximately $0.1 million.

Equipment purchase and sale. In September 2010, the Partnership sold idle compressors with a net carrying value of $2.6 million to Anadarko for $2.8 million in cash. The gain on the sale was recorded as an adjustment to Partners’ capital. In November 2010, the Partnership purchased compressors with a net carrying value of $0.4 million from Anadarko for $0.4 million in cash.

In November 2011, the Partnership purchased equipment with a net carrying value of $2.0 million from Anadarko for $3.8 million in cash, with the difference recorded as an adjustment to Partners’ capital.

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  TRANSACTIONS WITH AFFILIATES (CONTINUED)

Summary of affiliate transactions. Affiliate transactions include revenue from affiliates, reimbursement of operating expenses and purchases of natural gas. The following table summarizes affiliate transactions, including transactions with Anadarko, its affiliates and the general partner:

	0000000000	0000000000	0000000000
	Year Ended December 31,
thousands	2011	2010	2009
Revenues (1)	$505,618	$430,623	$410,524
Cost of product (1)	75,931	63,441	69,892
Operation and maintenance (2)	44,148	38,649	35,305
General and administrative (3)	28,129	19,477	22,810

Operating expenses	148,208	121,567	128,007
Interest income (4)	16,900	16,900	16,900
Interest expense (5)	6,149	10,081	9,336
Distributions to unitholders (6)	68,039	52,337	44,450
Contributions from noncontrolling interest owners	16,476	2,019	34,011
Distributions to noncontrolling interest owners	9,437	6,476	5,410

(1)	Represents amounts recognized under gathering, treating or processing agreements, and purchase and sale agreements.

(2)	Represents expenses incurred under the services and secondment agreement, as applicable.

(3)	Represents general and administrative expense incurred under the omnibus agreement, as applicable.

(4)	Represents interest income recognized on the note receivable from Anadarko.

(5)

Represents interest expense recognized on the note payable to Anadarko. This line item also includes interest expense, net on affiliate balances related to the Bison assets, White Cliffs investment and Wattenberg assets for periods prior to the acquisition of such assets. See Note 10.

(6)	Represents distributions paid under the partnership agreement.

Concentration of credit risk. Anadarko was the only customer from whom revenues exceeded 10% of the Partnership’s consolidated revenues for all periods presented on the Partnership’s consolidated statements of income.

6.  INCOME TAXES

The components of the Partnership’s income tax expense (benefit) are as follows:

	0000000000	0000000000	0000000000
	Year Ended December 31,
thousands	2011	2010	2009
Current income tax expense (benefit)
Federal income tax expense (benefit)	$(3,714)	$(7,610)	$19,474
State income tax expense	524	1,534	1,856

Total current income tax expense (benefit)	(3,190)	(6,076)	21,330

Deferred income tax expense (benefit)
Federal income tax expense (benefit)	5,211	15,339	(3,424)
State income tax expense (benefit)	140	(121)	(646)

Total deferred income tax expense (benefit)	5,351	15,218	(4,070)

Total income tax expense	$2,161	$9,142	$17,260

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  INCOME TAXES (CONTINUED)

Total income taxes differed from the amounts computed by applying the statutory income tax rate to income before income taxes. The sources of these differences are as follows:

	000000000	000000000	000000000
	Year Ended December 31,
thousands except percentages	2011	2010	2009
Income before income taxes	$159,204	$143,021	$134,769
Statutory tax rate	0%	0%	0%

Tax computed at statutory rate	$—	$—	$—
Adjustments resulting from:
Federal taxes on income attributable to Partnership assets pre-acquisition	1,497	8,118	16,508
State taxes on income attributable to Partnership assets pre-acquisition (net of federal benefit)	—	724	852
Texas margin tax expense (benefit)	664	300	(100)

Income tax expense	$2,161	$9,142	$17,260

Effective tax rate	1%	6%	13%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets (liabilities) are as follows:

	000000000	000000000
	December 31,
thousands	2011	2010
Credit carryforwards	$14	$14
Other	—	2

Net current deferred income tax assets	14	16

Depreciable property	(1,400)	(18,366)
Credit carryforwards	556	570
Other	(29)	201

Net long-term deferred income tax liabilities	(873)	(17,595)

Total net deferred income tax liabilities	$(859)	$(17,579)

Credit carryforwards, which are available for utilization on future income tax returns, consist of $0.6 million of state income tax credits that expire in 2026.

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  PROPERTY, PLANT AND EQUIPMENT

A summary of the historical cost of the Partnership’s property, plant and equipment is as follows:

	00000	00000	00000
thousands	Estimated Useful Life	December 31,
		2011	2010
Land	n/a	$354	$354
Gathering systems	5 to 39 years	2,031,829	1,706,717
Pipelines and equipment	30 to 34.5 years	84,718	83,613
Assets under construction	n/a	102,420	21,662
Other	3 to 25 years	4,479	2,703

Total property, plant and equipment		2,223,800	1,815,049
Accumulated depreciation		452,866	369,006

Net property, plant and equipment		$1,770,934	$1,446,043

The cost of property classified as “Assets under construction” is excluded from capitalized costs being depreciated. These amounts represent property that is not yet suitable to be placed into productive service as of the respective balance sheet date. In addition, property, plant and equipment cost, as well as third-party accrued liability balances in the Partnership’s consolidated balance sheets include $14.8 million and $9.3 million of accrued capital as of December 31, 2011 and 2010, respectively, representing estimated capital expenditures for which invoices had not yet been processed.

8.  OTHER INTANGIBLE ASSETS

The intangible asset balance in the Partnership’s consolidated balance sheets represents the fair value, net of amortization, related to the contracts assumed by the Partnership in connection with the Platte Valley acquisition in February 2011, which dedicate certain customers’ field production to the acquired gathering and processing system. These long-term contracts provide an extended commercial relationship with the existing customers whereby the Partnership will have the opportunity to gather and process future production from the customers’ acreage. These contracts are generally limited, however, by the quantity and production life of the underlying natural gas resource base.

At December 31, 2011, the carrying value of the Partnership’s customer relationship intangible assets was $52.9 million, net of $0.9 million of accumulated amortization, and was included in goodwill and other intangible assets in the Partnership’s consolidated balance sheets. Customer relationships are amortized on a straight-line basis over 50 years, which is the estimated productive life of the reserves covered by the underlying acreage ultimately expected to be produced and gathered or processed through the Partnership’s assets subject to current contractual arrangements. No intangible asset impairment has been recognized in connection with these assets (see Note 1).

Estimated future amortization for these intangible assets over the next five years is as follows:

thousands	Future Amortization
2012	$1,075
2013	1,075
2014	1,075
2015	1,075
2016	1,075

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  ASSET RETIREMENT OBLIGATIONS

The following table provides a summary of changes in asset retirement obligations:

	000000000000	000000000000
thousands	Year Ended December 31,
	2011	2010
Carrying amount of asset retirement obligations at beginning of year	$40,901	$51,617
Liabilities incurred	15,345	757
Liabilities settled	—	(104)
Accretion expense	3,518	3,454
Revisions in estimated liabilities	(676)	(14,823)

Carrying amount of asset retirement obligations at end of year	$59,088	$40,901

The increase in asset retirement obligations for the year ended December 31, 2011, is primarily a result of the liabilities incurred in connection with the acquisition of the Platte Valley assets (see Note 2). Revisions in estimates for the year ended December 31, 2010, related primarily to a decrease in the inflation rate.

10.  DEBT AND INTEREST EXPENSE

The following table presents the Partnership’s outstanding debt as of December 31, 2011 and 2010:

	00000000000	00000000000	00000000000	00000000000	00000000000	00000000000
	December 31, 2011			December 31, 2010
thousands	Principal	Carrying Value	Fair Value	Principal	Carrying Value	Fair Value
Revolving credit facility	$—	$—	$—	$49,000	$49,000	$49,000
5.375% Senior Notes due 2021	500,000	494,178	499,950	—	—	—
Wattenberg term loan	—	—	—	250,000	250,000	250,000
Note payable to Anadarko	175,000	175,000	174,528	175,000	175,000	168,116

Total debt outstanding (1)	$675,000	$669,178	$674,478	$474,000	$474,000	$467,116

(1)

The Partnership’s consolidated balance sheets include accrued interest expense of $2.7 million and $1.3 million as of December 31, 2011 and 2010, respectively, which is included in accrued liabilities.

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  DEBT AND INTEREST EXPENSE (CONTINUED)

Debt activity. The following table presents the debt activity of the Partnership for the years ended December 31, 2011 and 2010:

000000000000000000
thousands	Carrying Value
Balance as of December 31, 2009	$175,000
Revolving credit facility borrowings	410,000
Repayment of revolving credit facility	(361,000)
Revolving credit facility borrowings – Swingline	10,000
Repayment of revolving credit facility – Swingline	(10,000)
Issuance of Wattenberg term loan	250,000

Balance as of December 31, 2010	$474,000
Revolving credit facility borrowings	570,000
Repayment of revolving credit facility	(619,000)
Repayment of Wattenberg term loan	(250,000)
Revolving credit facility borrowings – Swingline	30,000
Repayment of revolving credit facility – Swingline	(30,000)
Issuance of 5.375% Senior Notes due 2021	500,000
Other and changes in debt discount	(5,822)

Balance as of December 31, 2011	$669,178

5.375% Senior Notes due 2021. In May 2011, the Partnership completed the offering of $500.0 million aggregate principal amount of 5.375% Senior Notes due 2021 (the “Notes”) at a price to the public of 98.778% of the face amount of the Notes. Including the effects of the issuance and underwriting discounts, the effective interest rate is 5.648%. Interest on the Notes is paid semi-annually on June 1 and December 1 of each year, with payments commencing on December 1, 2011. Proceeds from the offering of the Notes (net of the underwriting discount of $3.3 million and debt issuance costs) were used to repay the then-outstanding balance on the Partnership’s revolving credit facility, with the remainder used for general partnership purposes.

The Notes mature on June 1, 2021, unless redeemed at a redemption price that includes a make-whole premium. The Partnership may redeem the Notes in whole or in part, at any time before March 1, 2021, at a redemption price equal to the greater of (i) 100% of the principal amount of the Notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest on such Notes (exclusive of interest accrued to the redemption date) discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate (as defined in the indenture governing the Notes) plus 40 basis points, plus, in either case, accrued and unpaid interest, if any, on the principal amount being redeemed to such redemption date. On or after March 1, 2021, the Notes will be redeemable and repayable, at any time in whole, or from time to time in part, at a price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued interest on the Notes to be redeemed to the date of redemption.

The Notes are fully and unconditionally guaranteed on a senior unsecured basis by each of the Partnership’s wholly owned subsidiaries (the “Subsidiary Guarantors”). The Subsidiary Guarantors’ guarantees will be released if the Subsidiary Guarantors are released from their obligations under the Partnership’s revolving credit facility. See Note 13 for the condensed financial statements of the Subsidiary Guarantors.

The Notes indenture contains customary events of default including, among others, (i) default in any payment of interest on any debt securities when due that continues for 30 days; (ii) default in payment, when due, of principal of or premium, if any, on the Notes at maturity; and (iii) certain events of bankruptcy or insolvency with respect to the Partnership. The indenture governing the Notes also contains covenants that limit, among other things, the ability of the Partnership and the Subsidiary Guarantors to (i) create liens on their principal properties; (ii) engage in sale and leaseback transactions; and (iii) merge or consolidate with another entity or sell, lease or transfer substantially all of their properties or assets to another entity. At December 31, 2011, the Partnership was in compliance with all covenants under the Notes.

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  DEBT AND INTEREST EXPENSE (CONTINUED)

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

The provisions of the five-year term loan agreement contain customary events of default, including (i) non-payment of principal when due or non-payment of interest or other amounts within three business days of when due, (ii) certain events of bankruptcy or insolvency with respect to the Partnership and (iii) a change of control. At December 31, 2011, the Partnership was in compliance with all covenants under this agreement.

Revolving credit facility. In March 2011, the Partnership entered into an amended and restated $800.0 million senior unsecured revolving credit facility (the “RCF”) and borrowed $250.0 million under the RCF to repay the Wattenberg term loan (described below). The RCF amended and restated the Partnership’s $450.0 million credit facility, which was originally entered into in October 2009. The RCF matures in March 2016 and bears interest at London Interbank Offered Rate (“LIBOR”) plus applicable margins currently ranging from 1.30% to 1.90%, or an alternate base rate equal to the greatest of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 0.5%, or (c) LIBOR plus 1%, plus applicable margins currently ranging from 0.30% to 0.90%. The interest rate was 1.80% and 3.26% at December 31, 2011 and 2010, respectively. The Partnership is required to pay a quarterly facility fee currently ranging from 0.20% to 0.35% of the commitment amount (whether used or unused), based upon the Partnership’s senior unsecured debt rating. The facility fee rate was 0.25% and 0.50% at December 31, 2011 and 2010, respectively.

The RCF contains covenants that limit, among other things, the ability of the Partnership and certain of its subsidiaries to incur additional indebtedness, grant certain liens, merge, consolidate or allow any material change in the character of its business, sell all or substantially all of the Partnership’s assets, make certain transfers, enter into certain affiliate transactions, make distributions or other payments other than distributions of available cash under certain conditions and use proceeds other than for partnership purposes. The RCF also contains various customary covenants, customary events of default and certain financial tests as of the end of each quarter, including a maximum consolidated leverage ratio (which is defined as the ratio of consolidated indebtedness as of the last day of a fiscal quarter to Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“Consolidated EBITDA”) for the most recent four consecutive fiscal quarters ending on such day) of 5.0 to 1.0, or a consolidated leverage ratio of 5.5 to 1.0 with respect to quarters ending in the 270-day period immediately following certain acquisitions, and a minimum consolidated interest coverage ratio (which is defined as the ratio of Consolidated EBITDA for the most recent four consecutive fiscal quarters to consolidated interest expense for such period) of 2.0 to 1.0.

All amounts due under the RCF are unconditionally guaranteed by the Partnership’s wholly owned subsidiaries. The Partnership will no longer be required to comply with the minimum consolidated interest coverage ratio, as well as the subsidiary guarantees and certain of the aforementioned covenants, if the Partnership obtains two of the following three ratings: BBB- or better by Standard & Poor’s, Baa3 or better by Moody’s Investors Service, or BBB- or better by Fitch Ratings. At December 31, 2011, the Partnership was in compliance with all covenants under the RCF. As of December 31, 2011, no amounts were outstanding under the RCF, and $800.0 million was available for borrowing. See Note 12 for borrowing activity under the RCF in January 2012, related to the acquisition of Mountain Gas Resources, LLC.

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

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  DEBT AND INTEREST EXPENSE (CONTINUED)

Interest expense. The following table summarizes the amounts included in interest expense:

	Year Ended December 31,
thousands	2011	2010	2009
Third Parties
Interest expense on long-term debt	$20,533	$8,530	$304
Amortization of debt issuance costs and commitment fees (1)	5,297	3,340	555
Capitalized interest	(420)	—	—

Total interest expense — third parties	25,410	11,870	859

Affiliates
Interest expense on notes payable to Anadarko	4,935	6,828	8,953
Interest expense, net on affiliate balances (2)	1,214	3,157	240
Credit facility commitment fees	—	96	143

Total interest expense — affiliates	6,149	10,081	9,336

Interest expense	$31,559	$21,951	$10,195

(1)	For the year ended December 31, 2011, includes $0.5 million of amortization of the original issue discount and underwriters’ fees related to the Notes.

(2)

Incurred on intercompany borrowings associated with the Bison assets in 2011, and associated with the White Cliffs investment, Bison assets and Wattenberg assets in 2010 and 2009, prior to such assets being acquired by the Partnership.

11.  COMMITMENTS AND CONTINGENCIES

Environmental obligations. The Partnership is subject to various environmental-remediation obligations arising from federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. As of December 31, 2011, the Partnership’s consolidated balance sheet included a $1.5 million current liability and a $1.4 million long-term liability for remediation and reclamation obligations, included in third-party accrued liabilities and asset retirement obligations and other, respectively. As of December 31, 2010, the Partnership’s consolidated balance sheet included a $0.4 million current liability and a $0.5 million long-term liability for remediation and reclamation obligations, included in third-party accrued liabilities and asset retirement obligations and other, respectively. The recorded obligations do not include any anticipated insurance recoveries. Substantially all of the payments related to these obligations are expected to be made over the next five years. Management regularly monitors the remediation and reclamation process and the liabilities recorded and believes the Partnership’s environmental obligations are adequate to fund remedial actions to comply with present laws and regulations, and that the ultimate liability for these matters, if any, will not differ materially from recorded amounts nor materially affect the Partnership’s overall results of operations, cash flows or financial condition. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental issues will not be discovered.

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

Litigation and legal proceedings. In March 2011, DCP Midstream LP (“DCP”) filed a lawsuit against Anadarko and others, including a Partnership subsidiary, Kerr-McGee Gathering LLC, in Weld County District Court (the “Court”) in Colorado, alleging that Anadarko and its affiliates diverted gas from DCP’s gathering and processing facilities in breach of certain dedication agreements. In addition to various claims against Anadarko, DCP is claiming unjust enrichment and other damages against Kerr-McGee Gathering LLC, the entity which holds the Wattenberg assets. Anadarko countersued DCP asserting that DCP has not properly allocated values and charges to Anadarko for the gas that DCP gathers and/or processes, and seeks a judgment that DCP has no valid gathering or processing rights to much of the gas production it is claiming, in addition to other claims. In July 2011, the Court denied the defendants’ motion to dismiss without ruling on the merits and the case is proceeding to the discovery phase. Management does not believe the outcome of this proceeding will have a material effect on the Partnership’s financial condition, results of operations or cash flows. The Partnership intends to vigorously defend this litigation. Furthermore, without regard to the merit of DCP’s claims, management believes that the Partnership has adequate contractual indemnities covering the claims against it in this lawsuit.

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

Other commitments. The Partnership has short-term payment obligations, or commitments, related to capital spending programs of the Partnership, as well as its unconsolidated affiliates. As of December 31, 2011, the Partnership had unconditional payment obligations for services to be rendered, or products to be delivered in connection with its capital projects of approximately $30.2 million, primarily related to the construction of a second cryogenic train at the Chipeta plant, all of which will be spent in 2012.

Lease commitments. Anadarko, on behalf of the Partnership, has entered into lease agreements for corporate offices, shared field offices and a warehouse supporting the Partnership’s operations. The leases for the shared field offices extend through 2018, and the lease for the warehouse extends through March 2012 and includes an early termination clause. The lease for the Partnership’s corporate offices expires in January 2012, and during 2011, Anadarko entered into a new agreement for the Partnership’s corporate offices that extends through March 2017. Anadarko, on behalf of the Partnership, continues to lease certain other compression equipment under leases expiring through January 2015.

In addition, during 2010, Anadarko and Kerr-McGee Gathering LLC purchased an aggregate $44.5 million of previously leased compression equipment used at the Granger and Wattenberg assets, which terminated the leases and associated lease expense. The purchased compression equipment was contributed to the Partnership pursuant to provisions of the contribution agreements for the Granger and the Wattenberg acquisitions. Rent expense associated with the office, warehouse and equipment leases was approximately $2.3 million, $5.9 million and $9.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The amounts in the table below represent existing contractual operating lease obligations as of December 31, 2011, that may be assigned or otherwise charged to the Partnership pursuant to the reimbursement provisions of the omnibus agreement:

thousands	Operating Leases
2012	$224
2013	200
2014	168
2015	168
2016	168
Thereafter	103

Total	$1,031

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  SUBSEQUENT EVENT

On January 13, 2012, the Partnership completed the acquisition of Anadarko’s 100% ownership interest in Mountain Gas Resources, LLC which owns the Red Desert Complex (“Red Desert”), a 22% interest in Rendezvous Gas Services, LLC (“Rendezvous”) and related facilities, effective January 1, 2012. Red Desert includes the Patrick Draw processing plant, the Red Desert processing plant, 1,295 miles of gathering lines and related facilities. Rendezvous owns a 338-mile mainline gathering system serving the Jonah and Pinedale Anticline fields in southwestern Wyoming, which delivers gas to the Granger complex and other locations. Consideration paid includes: (i) $159.6 million of cash on hand, (ii) $299.0 million borrowings on the RCF, and (iii) the issuance of 632,783 common units and 12,914 general partner units. In conjunction with the acquisition, the Partnership entered into commodity price swap agreements with Anadarko that do not contain fixed notional volumes, each effective for one year beginning January 1, 2012, and extending through December 31, 2016. Below is a summary of the fixed prices on the Partnership’s commodity price swap agreements for the system:

	Year Ended December 31,
per barrel except natural gas	2012	2013	2014	2015	2016
Ethane	$26.87	$25.34	$24.10	$23.41	$23.11
Propane	$57.97	$55.59	$53.78	$52.99	$52.90
Isobutane	$80.98	$77.66	$75.13	$74.02	$73.89
Normal butane	$71.15	$68.24	$66.01	$65.04	$64.93
Natural gasoline	$89.51	$85.84	$83.04	$81.82	$81.68
Condensate	$89.51	$85.84	$83.04	$81.82	$81.68
Natural gas (per MMbtu)	$3.62	$4.17	$4.45	$4.66	$4.87

13.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

Western Gas Partners, LP’s and the Subsidiary Guarantors’ investment in and equity income from their subsidiaries are presented in accordance with the equity method of accounting in which the equity income from subsidiaries includes the results of operations of the Partnership assets for periods including and subsequent to the Partnership’s acquisition of the Partnership assets.

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

	Statement of Income Year Ended December 31, 2011
thousands	Western Gas Partners, LP	Subsidiary Guarantors	Non- Guarantor Subsidiary	Eliminations	Consolidated
Revenues	$(2,957)	$597,579	$69,458	$—	$664,080
Operating expenses	61,009	386,895	40,689	—	488,593

Operating income (loss)	(63,966)	210,684	28,769	—	175,487
Interest income – affiliates	16,900	—	—	—	16,900
Interest expense	(30,378)	(1,181)	—	—	(31,559)
Other income (expense), net	(1,745)	109	12	—	(1,624)
Equity income	219,349	14,678	—	(234,027)	—

Income before income taxes	140,160	224,290	28,781	(234,027)	159,204
Income tax expense	—	2,161	—	—	2,161

Net income	140,160	222,129	28,781	(234,027)	157,043
Net income attributable to noncontrolling interests	—	14,103	—	—	14,103

Net income attributable to Western Gas Partners, LP	$140,160	$208,026	$28,781	$(234,027)	$142,940

	Statement of Income Year Ended December 31, 2010
thousands	Western Gas Partners, LP	Subsidiary Guarantors	Non- Guarantor Subsidiary	Eliminations	Consolidated
Revenues	$23,153	$437,960	$44,088	$—	$505,201
Operating expenses	44,593	288,778	21,635	—	355,006

Operating income (loss)	(21,440)	149,182	22,453	—	150,195
Interest income – affiliates	20,026	(3,126)	—	—	16,900
Interest expense	(21,951)	—	—	—	(21,951)
Other income (expense), net	(2,331)	202	6	—	(2,123)
Equity income	139,613	11,454	—	(151,067)	—

Income before income taxes	113,917	157,712	22,459	(151,067)	143,021
Income tax expense	—	9,142	—	—	9,142

Net income	113,917	148,570	22,459	(151,067)	133,879
Net income attributable to noncontrolling interests	—	11,005	—	—	11,005

Net income attributable to Western Gas Partners, LP	$113,917	$137,565	$22,459	$(151,067)	$122,874

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

	00000000	00000000	00000000	00000000	00000000
	Statement of Income Year Ended December 31, 2009
thousands	Western Gas Partners, LP	Subsidiary Guarantors	Non- Guarantor Subsidiary	Eliminations	Consolidated
Revenues	$20,642	$427,897	$42,007	$—	$490,546
Operating expenses	34,602	306,864	21,078	—	362,544

Operating income (loss)	(13,960)	121,033	20,929	—	128,002
Interest income – affiliates	17,123	(223)	—	—	16,900
Interest expense	(10,195)	—	—	—	(10,195)
Other income (expense), net	32	20	10	—	62
Equity income	78,408	5,138	—	(83,546)	—

Income before income taxes	71,408	125,968	20,939	(83,546)	134,769
Income tax expense	—	17,260	—	—	17,260

Net income	71,408	108,708	20,939	(83,546)	117,509
Net income attributable to noncontrolling interests	—	10,260	—	—	10,260

Net income attributable to Western Gas Partners, LP	$71,408	$98,448	$20,939	$(83,546)	$107,249

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

	Balance Sheet December 31, 2011
thousands	Western Gas Partners, LP	Subsidiary Guarantors	Non- Guarantor Subsidiary	Eliminations	Consolidated
Current assets	$207,913	$109,721	$25,977	$(88,061)	$255,550
Note receivable – Anadarko	260,000	—	—	—	260,000
Investment in consolidated subsidiaries	1,232,245	130,396	—	(1,362,641)	—
Net property, plant and equipment	735	1,530,985	239,214	—	1,770,934
Other long-term assets	8,164	156,972	—	—	165,136

Total assets	$1,709,057	$1,928,074	$265,191	$(1,450,702)	$2,451,620

Current liabilities	$95,817	$51,260	$12,078	$(88,061)	$71,094
Long-term debt	669,178	—	—	—	669,178
Asset retirement obligations and other	104	61,453	2,085	—	63,642

Total liabilities	765,099	112,713	14,163	(88,061)	803,914
Partners’ capital	943,958	1,694,637	251,028	(1,362,641)	1,526,982
Noncontrolling interests	—	120,724	—	—	120,724

Total liabilities, equity and partners’ capital	$1,709,057	$1,928,074	$265,191	$(1,450,702)	$2,451,620

	Balance Sheet December 31, 2010
thousands	Western Gas Partners, LP	Subsidiary Guarantors	Non- Guarantor Subsidiary	Eliminations	Consolidated
Current assets	$24,972	$208,208	$10,346	$(200,342)	$43,184
Note receivable – Anadarko	260,000	—	—	—	260,000
Investment in consolidated subsidiaries	1,052,073	97,018	—	(1,149,091)	—
Net property, plant and equipment	165	1,264,664	181,214	—	1,446,043
Other long-term assets	2,361	104,542	—	—	106,903

Total assets	$1,339,571	$1,674,432	$191,560	$(1,349,433)	$1,856,130

Current liabilities	$201,989	$42,090	$2,127	$(200,342)	$45,864
Long-term debt	474,000	—	—	—	474,000
Asset retirement obligations and other	38	59,848	1,954	—	61,840

Total liabilities	676,027	101,938	4,081	(200,342)	581,704
Partners’ capital	663,544	1,482,032	187,479	(1,149,091)	1,183,964
Noncontrolling interests	—	90,462	—	—	90,462

Total liabilities, equity and partners’ capital	$1,339,571	$1,674,432	$191,560	$(1,349,433)	$1,856,130

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

	00000000	00000000	00000000	00000000	00000000
	Statement of Cash Flows Year Ended December 31, 2011
thousands	Western Gas Partners, LP	Subsidiary Guarantors	Non- Guarantor Subsidiary	Eliminations	Consolidated
Net income	$140,160	$222,129	$28,781	$(234,027)	$157,043
Adjustments to reconcile net income to net cash provided by operating activities:
Equity income	(219,349)	(14,678)	—	234,027	—
Depreciation, amortization and impairments	55	82,780	5,619	—	88,454
Change in other items, net	(93,715)	116,715	1,917	—	24,917

Net cash provided by (used in) operating activities	(172,849)	406,946	36,317	—	270,414
Net cash used in investing activities	(25,416)	(402,264)	(55,384)	17,564	(465,500)
Net cash provided by (used in) financing activities	382,049	(4,682)	34,768	(17,564)	394,571

Net increase (decrease) in cash and cash equivalents	183,784	—	15,701	—	199,485
Cash and cash equivalents at beginning of period	21,479	—	5,595	—	27,074

Cash and cash equivalents at end of period	$205,263	$—	$21,296	$—	$226,559

	00000000	00000000	00000000	00000000	00000000
	Statement of Cash Flows Year Ended December 31, 2010
thousands	Western Gas Partners, LP	Subsidiary Guarantors	Non- Guarantor Subsidiary	Eliminations	Consolidated
Net income	$113,917	$148,570	$22,459	$(151,067)	$133,879
Adjustments to reconcile net income to net cash provided by operating activities:
Equity income	(139,613)	(11,454)	—	151,067	—
Depreciation, amortization and impairments	54	67,980	5,757	—	73,791
Change in other items, net	149,408	(127,349)	(3,312)	—	18,747

Net cash provided by operating activities	123,766	77,747	24,904	—	226,417
Net cash used in investing activities	(734,780)	(140,073)	(2,803)	—	(877,656)
Net cash provided by (used in) financing activities	570,863	62,326	(24,860)	—	608,329

Net increase (decrease) in cash and cash equivalents	(40,151)	—	(2,759)	—	(42,910)
Cash and cash equivalents at beginning of period	61,630	—	8,354	—	69,984

Cash and cash equivalents at end of period	$21,479	$—	$5,595	$—	$27,074

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

	00000000	00000000	00000000	00000000	00000000
	Statement of Cash Flows Year Ended December 31, 2009
thousands	Western Gas Partners, LP	Subsidiary Guarantors	Non- Guarantor Subsidiary	Eliminations	Consolidated
Net income	$71,408	$108,708	$20,939	$(83,546)	$117,509
Adjustments to reconcile net income to net cash provided by operating activities:
Equity income	(78,408)	(5,138)	—	83,546	—
Depreciation, amortization and impairments	54	62,244	4,504	—	66,802
Change in other items, net	2,112	(20,065)	(15,081)	12,493	(20,541)

Net cash provided by (used in) operating activities	(4,834)	145,749	10,362	12,493	163,770
Net cash used in investing activities	—	(165,172)	(39,378)	—	(204,550)
Net cash provided by (used in) financing activities	33,157	19,423	34,603	(12,493)	74,690

Net increase (decrease) in cash and cash equivalents	28,323	—	5,587	—	33,910
Cash and cash equivalents at beginning of period	33,307	—	2,767	—	36,074

Cash and cash equivalents at end of period	$61,630	$—	$8,354	$—	$69,984

WESTERN GAS PARTNERS, LP

SUPPLEMENTAL QUARTERLY INFORMATION

(UNAUDITED)

The following table presents a summary of the Partnership’s operating results by quarter for the years ended December 31, 2011 and 2010. The Partnership’s operating results reflect the operations of the Partnership assets from the dates of common control, unless otherwise noted, and have been revised to include results attributable to the Bison assets, as applicable. See Note 2. Acquisitions in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

	00000000	00000000	00000000	00000000
thousands except per-unit amounts	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011
Revenues	$141,585	$167,062	$175,863	$179,570
Operating income	$40,913	$45,699	$45,472	$43,403
Net income attributable to Western Gas Partners, LP	$36,611	$35,093	$36,809	$34,427
Net income per common unit – basic and diluted (1)	$0.43	$0.40	$0.41	$0.35
Net income per subordinated unit – basic and diluted (1)	$0.41	$0.38	$—	$—
2010
Revenues	$128,936	$124,983	$123,051	$128,231
Operating income	$37,068	$37,241	$36,779	$39,107
Net income attributable to Western Gas Partners, LP	$30,298	$28,284	$30,656	$33,636
Net income per common unit – basic and diluted (1)	$0.37	$0.35	$0.44	$0.48
Net income per subordinated unit – basic and diluted (1)	$0.37	$0.35	$0.44	$0.44

(1)

Represents net income for periods including and subsequent to the acquisition of the Partnership assets (as defined in Note 1. Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K). In addition, all subordinated units were converted to common units on a one-for-one basis on August 15, 2011. For purposes of calculating net income per common and subordinated unit, the conversion of the subordinated units is deemed to have occurred on July 1, 2011. See Note 4. Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  The Chief Executive Officer and Chief Financial Officer of the Partnership’s general partner performed an evaluation of the Partnership’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC and to ensure that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Partnership’s disclosure controls and procedures are effective as of December 31, 2011.

Changes in Internal Control Over Financial Reporting.  There has been no change in our internal control over financial reporting during the quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Our general partner’s board of directors has nine members, four of whom are independent as defined under the independence standards established by the New York Stock Exchange (“NYSE”) and the Securities Exchange Act of 1934, as amended (“Exchange Act”). Our general partner’s board of directors has affirmatively determined that Messrs. Milton Carroll, Anthony R. Chase, James R. Crane and David J. Tudor are independent as described in the rules of the NYSE and the Exchange Act. The NYSE does not require a listed “controlled company” partnership, such as ours, to have a majority of independent directors on the board of directors of our general partner or to establish a compensation committee or a nominating committee.

The executive officers of our general partner manage and conduct our day-to-day operations. The executive officers of our general partner allocate their time between managing our business and affairs and the business and affairs of Anadarko. The executive officers of our general partner may face a conflict regarding the allocation of their time between our business and the other business interests of Anadarko. The officers of our general partner generally do not devote all of their time to our business, although we expect the amount of time that they devote may increase or decrease in future periods as our business continues to develop. The officers of our general partner and other Anadarko employees operate our business and provide us with general and administrative services pursuant to the omnibus agreement and the services and secondment agreement described under Item 13 of this Form 10-K. We reimburse Anadarko for certain allocated expenses of operational personnel who perform services for our benefit, and for certain direct expenses.

Board Leadership Structure

Anadarko owns and controls our general partner and, within the limitations of our partnership agreement and applicable U.S. Securities and Exchange Commission (“SEC”) and NYSE rules and regulations, also exercises broad discretion in establishing the governance provisions of our general partner’s limited liability company agreement. Accordingly, our general partner’s Board structure is established by Anadarko.

Although our general partner’s current Board structure has separated the roles of Chairman and Chief Executive Officer (“CEO”), Anadarko may in the future combine those roles at its discretion. Our general partner’s limited liability company agreement and our Corporate Governance Guidelines permit the roles of Chairman and CEO to be combined.

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

The following table sets forth information with respect to the directors and executive officers of our general partner as of February 28, 2012. Directors are appointed for a term of one year.

Name	Age	Position with Western Gas Holdings, LLC
Robert G. Gwin	48	Chairman of the Board
Donald R. Sinclair	54	President, Chief Executive Officer and Director
Benjamin M. Fink	41	Senior Vice President, Chief Financial Officer and Treasurer
Danny J. Rea	53	Senior Vice President and Chief Operating Officer
Amanda M. McMillian	39	Vice President, General Counsel and Corporate Secretary
Milton Carroll	61	Director
Anthony R. Chase	56	Director
James R. Crane	58	Director
Charles A. Meloy	51	Director
Robert K. Reeves	54	Director
David J. Tudor	52	Director
R. A. Walker	55	Director

Our directors hold office until their successors shall have been duly elected and qualified or until the earlier of their death, resignation, removal or disqualification. Officers serve at the discretion of the board of directors. There are no family relationships among any of our directors or executive officers.

Robert G. Gwin Age: 48 Houston, Texas Director since: August 2007 Not Independent Officer From: August 2007 to January 2010

Biography/Qualifications

Robert G. Gwin has served as a director of our general partner since August 2007 and has served as non-executive Chairman of the Board of our general partner since October 2009. He also served as Chief Executive Officer of our general partner from August 2007 to January 2010 and as President from August 2007 to September 2009. He has served as Senior Vice President, Finance and Chief Financial Officer of Anadarko since March 2009, and prior to that position had served as Senior Vice President of Anadarko since March 2008. He previously served as Vice President, Finance and Treasurer of Anadarko since January 2006. Since 2011, Mr. Gwin has served as a director of LyondellBasell Industries N.V., where he serves as a member of the audit committee and the nominating and governance committee. Mr. Gwin holds a Bachelor of Science degree from the University of Southern California and a Master of Business Administration degree from the Fuqua School of Business at Duke University, and he is a Chartered Financial Analyst.

Donald R. Sinclair Age: 54 Houston, Texas Director since: October 2009 Not Independent Officer Since: October 2009

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

Benjamin M. Fink Age: 41 Houston, Texas Officer since: May 2009

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

Danny J. Rea Age: 53 Houston, Texas Officer since: August 2007

Biography/Qualifications

Danny J. Rea has served as Senior Vice President and Chief Operating Officer of our general partner since August 2007 and as Vice President, Midstream of Anadarko since May 2007. He also served as a director of our general partner from August 2007 to September 2009. Previously, Mr. Rea served as Manager, Midstream Services of Anadarko from May 2004 to May 2007 and Manager, Gas Field Services from August 2000 to May 2007. Mr. Rea joined Anadarko as an engineer in 1981 and has held positions of increasing responsibility over his 30 years at Anadarko. He holds a Bachelor of Science degree in Petroleum Engineering from Louisiana Tech University, and a Master of Business Administration degree from the University of Houston. He served on the board of directors for the Wyoming Pipeline Authority from March 2006 until March 2010 and is a member of the Gas Processors Association and the Society of Petroleum Engineers.

Amanda M. McMillian Age: 39 Houston, Texas Officer since: January 2008

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

Milton Carroll Age: 61 Houston, Texas Director since: April 2008 Independent

Biography/Qualifications

Milton Carroll has served as a director of our general partner and as Chairman of the special committee of the board of directors since April 2008. Mr. Carroll currently serves as Chairman of Houston-based CenterPoint Energy, Inc., where he has been a director since 1992. Mr. Carroll is Chairman and founder of Instrument Products, Inc., an oil-tool manufacturing company in Houston, Texas. He also serves as Chairman of Health Care Services Corporation (a Chicago-based company operating through its Blue Cross and Blue Shield divisions in Illinois, Texas, Oklahoma and New Mexico), as a director of Halliburton Company, where he serves as a member of the compensation committee and the nominating and corporate governance committee, as a director of LyondellBasell Industries N.V., where he serves as a member of the nominating and governance committee and as chairman of the compensation committee, and as a director of LRR Energy, L.P. where he serves as a member of the special committee and the audit committee. Mr. Carroll also served as a director of EGL, Inc. from May 2003 until August 2007. Mr. Carroll holds a Bachelor of Science degree in Industrial Technology from Texas Southern University.

Anthony R. Chase Age: 56 Houston, Texas Director since: April 2008 Independent

Biography/Qualifications

Anthony R. Chase has served as a director of our general partner and as a member of the special and audit committees of the board of directors since April 2008. He is Chairman and Chief Executive Officer of ChaseSource, L.P., a Houston-based staffing firm. He served as an Executive Vice President of Crest Investment Company, a Houston-based private equity firm, from January 2009 until December 2009. Prior to these positions, he had most recently served as the Chairman and Chief Executive Officer of ChaseCom, L.P., a global customer relationship management and staffing services company until its sale in 2007 to AT&T. Mr. Chase has also been a Professor of Law at the University of Houston since 1991. Mr. Chase currently serves as a director of AVI Biopharma, Inc. From 1999 to August 2010, he served as a director of Cornell Companies, where he served as a member of the audit committee, and as lead director from May 2008 to August 2010. In January 2012, Mr. Chase became Chairman of the Greater Houston Partnership. From July 2004 to July 2008, he served as a director of the Federal Reserve Bank of Dallas, and also served as its Deputy Chairman from 2006 until his departure in July 2008. Mr. Chase holds Bachelor of Arts, Masters of Business Administration and Juris Doctor degrees from Harvard University.

James R. Crane Age: 58 Houston, Texas Director since: April 2008 Independent

Biography/Qualifications

James R. Crane has served as a director of our general partner and as a member of the special and audit committees of the board of directors since April 2008. In November 2011, Mr. Crane became the principal owner and Chairman of the Houston Astros Baseball Club. Mr. Crane is also the Chairman and CEO of Crane Capital Group Inc., an investment management company he founded. Prior to that time, he was Founder, Chairman and Chief Executive Officer of Eagle Global Logistics, Inc., a NASDAQ-listed global transportation, supply chain management and information services company from 1984 until its sale in August 2007. Crane Capital Group currently invests in transportation, power distribution, real estate and asset management. Its holdings include Crane Worldwide Logistics, a premier global provider of customized transportation and logistics services with 54 offices in 20 countries, and Champion Energy Services, a retail electric provider. In February 2012, Mr. Crane was appointed to the board of directors of Nabors Industries Ltd., an international drilling contractor and well-services provider. From February 2010 to February 2012, he served as a director of Fort Dearborn Life Insurance Company, a subsidiary of Health Care Service Corporation, and from 1999 to November 2007 he served as a director of HCC Insurance Holdings, Inc. Mr. Crane holds a Bachelor of Science degree in Industrial Safety from the University of Central Missouri.

Charles A. Meloy Age: 51 Houston, Texas Director since: February 2009 Not Independent

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

Robert K. Reeves Age: 54 Houston, Texas Director since: August 2007 Not Independent

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

David J. Tudor Age: 52 Carmel, Indiana Director since: April 2008 Independent

Biography/Qualifications

David J. Tudor has served as a director of our general partner and as Chairman of the audit committee and a member of the special committee of the board of directors since April 2008. Since 1999, Mr. Tudor has been the President and Chief Executive Officer of ACES Power Marketing, an Indianapolis-based commodity risk management company owned by 19 generation and transmission cooperatives throughout the U.S. Prior to joining ACES Power Marketing, Mr. Tudor was the Executive Vice President & Chief Operating Officer of PG&E Energy Trading, where he managed commercial operations in the U.S. and Canada. He also currently serves as a director of Wabash Valley Power Association’s Board Risk Oversight Committee and as an external member of the Risk Oversight Committee of the East Kentucky Power Cooperative. Mr. Tudor holds a Bachelor of Science degree in Accounting from David Lipscomb University.

R. A. Walker Age: 55 Houston, Texas Director since: August 2007 Not Independent

Biography/Qualifications

R. A. Walker has served as a director of our general partner since August 2007. He also served as non-executive Chairman of the Board of our general partner from August 2007 to September 2009. Mr. Walker currently serves as President and Chief Operating Officer of Anadarko, having joined the company in 2005 as Senior Vice President and Chief Financial Officer. Effective May 15, 2012, Mr. Walker will begin serving as President and Chief Executive Officer of Anadarko. Prior to joining Anadarko, he was a Managing Director for the Global Energy Group of UBS Investment Bank from 2003 to 2005. Mr. Walker is a director of CenterPoint Energy, Inc., where he serves on the audit committee and the finance committee, and Temple-Inland Inc., where he serves on the nominating and governance committee, audit committee (as chairman) and the executive committee. Mr. Walker also serves on the Board of the Houston Museum of Natural Science.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our general partner’s board of directors and executive officers, and persons who own more than 10 percent of a registered class of our equity securities to file with the SEC, and any exchange or other system on which such securities are traded or quoted, initial reports of ownership and reports of changes in ownership of our common units and other equity securities. Officers, directors and greater-than-10-percent unitholders are required by the SEC’s regulations to furnish to us, and any exchange or other system on which such securities are traded or quoted, with copies of all Section 16(a) forms they file with the SEC.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that all reporting obligations of our general partner’s officers, directors and greater-than-10-percent unitholders under Section 16(a) were satisfied during the year ended December 31, 2011.

Reimbursement of Expenses of Our General Partner and Its Affiliates

Our general partner does not receive any management fee or other compensation for its management of our Partnership under the omnibus agreement, as amended, the services and secondment agreement or otherwise. Under the omnibus agreement, general and administrative expenses allocated to us are determined by Anadarko in its reasonable discretion. Please read Item 13 of this Form 10-K for additional information regarding these agreements.

Board Committees

The board of directors of our general partner has two standing committees: the audit committee and the special committee.

Audit Committee

The audit committee is comprised of three independent directors, Messrs. Tudor (chairperson), Chase and Crane, each of whom is able to understand fundamental financial statements and at least one of whom has past experience in accounting or related financial management experience. The board has determined that each member of the audit committee is independent under the NYSE listing standards and the Exchange Act. In making the independence determination, the board considered the requirements of the NYSE and our Code of Business Conduct and Ethics. The audit committee held four meetings in 2011.

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

Special Committee

The special committee is comprised of four independent directors, Messrs. Carroll (Chairperson), Chase, Crane and Tudor. The special committee reviews specific matters that the board believes may involve conflicts of interest (including certain transactions with Anadarko). The special committee will determine, as set forth in the partnership agreement, if the resolution of the conflict of interest is fair and reasonable to us. The members of the special committee are not officers or employees of our general partner or directors, officers, or employees of its affiliates, including Anadarko. Our partnership agreement provides that any matters approved in good faith by the special committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders. The special committee held six meetings in 2011.

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

Code of Ethics, Corporate Governance Guidelines and Board Committee Charters

Our general partner has adopted a Code of Ethics for Chief Executive Officer and Senior Financial Officers (the “Code of Ethics”), which applies to our general partner’s Chief Executive Officer, Chief Financial Officer, principal accounting officer, Controller and all other senior financial and accounting officers of our general partner. If the general partner amends the Code of Ethics or grants a waiver, including an implicit waiver, from the Code of Ethics, the Partnership will disclose the information on its Internet website. Our general partner has also adopted Corporate Governance Guidelines that outline the important policies and practices regarding our governance and a Code of Business Conduct and Ethics applicable to all employees of Anadarko or affiliates of Anadarko who perform services for us and our general partner.

We make available free of charge, within the “Investor Relations” section of our website at www.westerngas.com/Investor/Pages/Governance.aspx, and in print to any unitholder who so requests, the Code of Ethics, the Corporate Governance Guidelines, the Code of Business Conduct and Ethics, our audit committee charter and our special committee charter. Requests for print copies may be directed to investors@westerngas.com or to: Investor Relations, Western Gas Partners LP, 1201 Lake Robbins Drive, The Woodlands, Texas 77380, or telephone (832) 636-6000. We will post on our Internet website all waivers to or amendments of the Code of Ethics, which are required to be disclosed by applicable law and the NYSE’s Corporate Governance Listing Standards. The information contained on, or connected to, our Internet website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

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

The compensation (other than the long-term incentive plan benefits described below) of Anadarko’s employees that perform services on our behalf, including our executive officers, is approved by Anadarko’s management. Awards under our long-term incentive plan are recommended by Anadarko’s management and approved by the board of directors of our general partner. Our reimbursement to Anadarko for the compensation of executive officers is governed by, and subject to the limitations contained in, the omnibus agreement and is based on Anadarko’s methodology used for allocating general and administrative expenses to us. Under the omnibus agreement, general and administrative expenses allocated to us are determined by Anadarko in its reasonable discretion in accordance with the partnership agreement and omnibus agreement. Please read the caption Omnibus Agreement under Item 13 of this Form 10-K.

Our “named executive officers” for 2011 were Donald R. Sinclair (the principal executive officer), Benjamin M. Fink (the principal financial officer, principal accounting officer and treasurer), Danny J. Rea (the principal operating officer) and Amanda M. McMillian (the vice president, general counsel and corporate secretary). Compensation paid or awarded by us in 2011 with respect to the named executive officers reflects only the portion of compensation expense that is allocated to us pursuant to Anadarko’s allocation methodology and subject to the terms of the omnibus agreement. Anadarko has the ultimate decision-making authority with respect to the total compensation of the named executive officers and, subject to the terms of the omnibus agreement, the portion of such compensation that is allocated to us pursuant to Anadarko’s allocation methodology. Generally, once Anadarko has established the aggregate amount to be paid or awarded to the named executive officers with respect to each element of compensation for services rendered to both our general partner and Anadarko, such aggregate amount is multiplied by an allocation percentage for each named executive officer. Each allocation percentage is established based on a periodic, good-faith estimate made by each named executive officer and is reviewed by the chairman of our general partner’s board of directors. The resulting amount represents both the amount reimbursed to Anadarko by us pursuant to the terms of the omnibus agreement and the number reflected in the Summary Compensation Table below. Notwithstanding the foregoing, perquisites are not currently allocated to us, and bonus amounts under the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table are capped consistent with the methodology set forth in the services and secondment agreement for all employees whose compensation is allocated to us.

The following table presents the estimated percentage of time (“time allocation”) that the general partner’s named executive officers devoted to the Partnership during the year ended December 31, 2011, (the percentage representing the time devoted to the business of the Partnership relative to time devoted to the businesses of the Partnership and Anadarko in the aggregate):

	0000000000	0000000000
Officers of Our General Partner	Time Allocated	Anadarko Corporate Officer
Donald R. Sinclair	75.0%	Yes
Benjamin M. Fink	90.0%	No
Danny J. Rea	40.0%	Yes
Amanda M. McMillian	50.0%	No

The following discussion relating to compensation paid by Anadarko is based on information provided to us by Anadarko and does not purport to be a complete discussion and analysis of Anadarko’s executive compensation philosophy and practices. For a more complete analysis of the compensation programs and philosophies utilized at Anadarko, please see the Compensation Discussion and Analysis contained within Anadarko’s proxy statement, which is expected to be filed with the SEC no later than April 5, 2012. With the exception of the grants under our long-term incentive plan and awards made under the Western Gas Holdings, LLC Amended and Restated Equity Incentive Plan, the elements of compensation discussed below (and Anadarko’s decisions with respect to the levels of such compensation) are not subject to approvals by the board of directors of our general partner, including the audit or special committee thereof.

Elements of Compensation

The primary elements of Anadarko’s compensation program are a combination of annual cash and long-term equity-based compensation. For 2011, the principal elements of compensation for the named executive officers are as follows:

•	base salary;

•	annual cash incentives;

•

equity-based compensation, which includes equity-based compensation under Anadarko’s 2008 Omnibus Incentive Compensation Plan (“the Omnibus Plan”), our long-term incentive plan and/or the Western Gas Holdings, Amended and Restated LLC Equity Incentive Plan; and

•	Anadarko’s other benefits, including welfare and retirement benefits, severance benefits and change of control benefits, plus other benefits on the same basis as other eligible Anadarko employees.

Base salary. Anadarko’s management establishes base salaries to provide a fixed level of income for our named executive officers for their level of responsibility (which may or may not be related to our business), their relative expertise and experience, and in some cases their potential for advancement. As discussed above, a portion of the base salaries of our named executive officers is allocated to us based on Anadarko’s methodology used for allocating general and administrative expenses.

Annual cash incentives (bonuses). Anadarko’s management makes annual cash awards to our named executive officers in 2012 for their performance during the year ended December 31, 2011, under the 2011 Anadarko annual incentive program (“AIP”), which is part of the Omnibus Plan. Annual cash incentive awards are used by Anadarko to motivate and reward its executives and employees for the achievement of Anadarko objectives aligned with value creation and/or to recognize individual contributions to Anadarko’s performance. The AIP puts a portion of an executive’s compensation at risk by linking potential annual compensation to Anadarko’s achievement of specific performance metrics during the year related to operational, financial and safety measures internal to Anadarko. The AIP bonuses paid to our named executive officers were determined by Anadarko management after taking into account Anadarko’s, and each such employee’s, contribution toward achievement of Anadarko’s established performance metrics.

The portion of any annual cash awards allocable to us is based on Anadarko’s methodology used for allocating general and administrative expenses, subject to the limitations established in the omnibus agreement. Anadarko’s general policy is to pay these awards during the first quarter of each calendar year for the prior year’s performance.

Long-term incentive awards under the Omnibus Plan. Anadarko periodically makes equity-based awards under the Omnibus Plan to align the interests of its executive officers and employees with those of Anadarko stockholders by emphasizing the long-term growth in Anadarko’s value. For 2011, the annual equity awards generally consisted of a combination of (1) stock options, (2) time-based restricted stock units or shares of restricted stock and (3) performance units. This award structure is intended to provide a combination of equity-based vehicles that is performance-based in absolute and relative terms, while also encouraging retention. The costs allocated to us for the named executive officers’ compensation includes an allocation of expense associated with a portion of these awards in accordance with the allocation mechanisms in the omnibus agreement.

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

Other benefits. In addition to the compensation discussed above, Anadarko also provides other benefits to the named executive officers that are also Anadarko corporate officers, including the following:

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

For a more detailed summary of Anadarko’s executive compensation program and the benefits provided thereunder, please read the caption Compensation Discussion and Analysis in Anadarko’s proxy statement for its annual meeting of stockholders, which is expected to be filed with the SEC no later than April 5, 2012.

Role of Executive Officers in Executive Compensation

Anadarko’s management determines the compensation for each of our named executive officers. The board of directors of our general partner determines compensation for the independent, non-management directors of our general partner’s board of directors, as well as any grants made under our long-term incentive plan and its equity incentive plan. None of our named executive officers provide recommendations to the Anadarko compensation committee or Anadarko’s management team regarding compensation.

Compensation Mix

We believe that the mix of base salary, cash awards, awards under Anadarko’s stock incentive plan, our long-term incentive plan and our general partner’s equity incentive plan, and other compensation fit Anadarko’s and our overall compensation objectives. We believe this mix of compensation provides competitive compensation opportunities to align and drive employee performance in support of our business strategies, as well as Anadarko’s, and to attract, motivate and retain high-quality talent with the skills and competencies required by us and Anadarko.

Western Gas Partners, LP 2008 Long-Term Incentive Plan

General. In April 2008, our general partner adopted the Western Gas Partners, LP 2008 Long-Term Incentive Plan (“LTIP”) for employees and directors of our general partner and its affiliates, including Anadarko, who perform services for us. The summary of the LTIP contained herein does not purport to be complete and is qualified in its entirety by reference to the LTIP, the terms of which have been previously filed with the SEC. The LTIP provides for the grant of unit awards, restricted units, phantom units, unit options, unit appreciation rights, distribution equivalent rights and substitute awards. Subject to adjustment for certain events, an aggregate of 2,250,000 common units may be delivered pursuant to awards under the LTIP. Units that are cancelled, forfeited or are withheld to satisfy our general partner’s tax withholding obligations or payment of an award’s exercise price are available for delivery pursuant to other awards. The LTIP is administered by our general partner’s board of directors. The LTIP has been designed to promote the interests of the Partnership and its unitholders by strengthening its ability to attract, retain and motivate qualified individuals to serve as directors and employees.

Unit awards. Our general partner’s board of directors may grant unit awards to eligible individuals under the LTIP. A unit award is an award of common units that are fully vested upon grant and are not subject to forfeiture.

Restricted units and phantom units. A restricted unit is a common unit that is subject to forfeiture. Upon vesting, the forfeiture restrictions lapse and the recipient holds a common unit that is no longer subject to forfeiture. A phantom unit is a notional unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit or, in the discretion of our general partner’s board of directors, cash equal to the fair market value of a common unit. Our general partner’s board of directors may make grants of restricted and phantom units under the LTIP that contain such terms, consistent with the LTIP, as the board may determine are appropriate, including the period over which restricted or phantom units will vest. The board may, in its discretion, base vesting on the grantee’s completion of a period of service or upon the achievement of specified financial objectives or other criteria. In addition, the restricted and phantom units will vest automatically upon a change of control of our general partner (as defined in the LTIP) or as otherwise described in the award agreement. Our general partner’s board of directors approved phantom unit grants to each of Messrs. Carroll, Chase, Crane and Tudor in connection with their service on our board. The phantom units granted to each of these directors in 2011 had a grant-date value of approximately $70,000. These phantom units vest on the first anniversary of the date of grant and have tandem distribution equivalent rights. Also, Mr. Sinclair received a phantom unit grant in November 2011 with an allocated grant-date value of $356,265. Mr. Sinclair’s phantom units vest in one-third increments over a three-year period commencing on the first anniversary of the grant date.

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

Unit options and unit appreciation rights. The LTIP also permits the grant of options covering common units and unit appreciation rights. Unit options represent the right to purchase a number of common units at a specified exercise price. Unit appreciation rights represent the right to receive the appreciation in the value of a number of common units over a specified exercise price, either in cash or in common units as determined by the board. Unit options and unit appreciation rights may be granted to such eligible individuals and with such terms as the board may determine, consistent with the LTIP; however, a unit option or unit appreciation right must have an exercise price greater than or equal to the fair market value of a common unit on the date of grant. No unit options or unit appreciation rights were granted during 2011.

Distribution equivalent rights. Distribution equivalent rights are rights to receive all or a portion of the distributions otherwise payable on units during a specified time. Distribution equivalent rights may be granted alone or in combination with another award.

Source of common units. Common units to be delivered with respect to awards may be newly-issued units, common units acquired by our general partner in the open market, common units already owned by our general partner or us, common units acquired by our general partner directly from us, or any other person or any combination of the foregoing. Our general partner is entitled to reimbursement by us for the cost incurred in acquiring such common units. With respect to unit options, our general partner is entitled to reimbursement from us for the difference between the cost it incurs in acquiring these common units and the proceeds it receives from an optionee at the time of exercise. Thus, we bear the cost of the unit options. If we issue new common units with respect to these awards, the total number of common units outstanding will increase, and our general partner will remit the proceeds it receives from a participant, if any, upon exercise of an award to us. With respect to any awards settled in cash, our general partner is entitled to reimbursement by us for the amount of the cash settlement.

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

Western Gas Holdings, LLC Amended and Restated Equity Incentive Plan

General. Our general partner has adopted the Western Gas Holdings, LLC Amended and Restated Equity Incentive Plan (“Incentive Plan”), for the executive officers of our general partner. The summary of the Incentive Plan and related award grants contained herein does not purport to be complete and is qualified in its entirety by reference to the Incentive Plan, the terms of which have been previously filed with the SEC. The Incentive Plan provides for the grant of unit appreciation rights, unit value rights and distribution equivalent rights. Subject to adjustment for certain events, an aggregate of 100,000 unit appreciation rights, 100,000 unit value rights and 100,000 distribution equivalent rights may be delivered pursuant to awards under the Incentive Plan. Unit appreciation rights, unit value rights and distribution equivalent rights that are forfeited, cancelled, or otherwise terminated or expired without payment are available for grant pursuant to other awards made under the Incentive Plan. The Incentive Plan is administered by our general partner’s board of directors. The Incentive Plan has been designed to provide to key executives of the general partner incentive compensation to encourage superior performance of the Partnership and the general partner. The costs of these awards are allocated within and subject to the reimbursement provisions of the omnibus agreement.

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

Vesting of unit appreciation rights. Our general partner’s board of directors has the authority to determine the restrictions and vesting provisions for any unit appreciation rights. The initial grants of unit appreciation rights under the Incentive Plan provide for vesting (x) in one-third increments over a three-year period commencing on the first anniversary of the grant date (or in the case of the initial 2009 grant to our current CEO, Mr. Sinclair, in two equal installments on the second and fourth anniversaries of the grant date) or (y) immediately upon the occurrence of any of the following events, if they occur earlier: (1) a change of control of our general partner or Anadarko; (2) the closing of an initial public offering of our general partner; (3) termination of employment with our general partner and its affiliates (including Anadarko) due to involuntary termination (with or without cause); (4) death; (5) disability as defined under Section 409A of the Internal Revenue Code of 1986, as amended; or (6) an unforeseeable emergency as defined in the Incentive Plan. Upon the exercise of vested unit appreciation rights each participant will receive a lump-sum cash payment (less any applicable withholding taxes) for each unit appreciation right. Such units must be exercised prior to the earlier of the 90th day after a participant’s voluntary termination and the 10th anniversary of the grant date. The unit appreciation rights may not be sold or transferred except to the general partner, Anadarko or any of their affiliates.

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

Vesting of unit value rights. Our general partner’s board of directors has the authority to determine the restrictions and vesting provisions for any unit value rights. The initial grants of unit value rights provide for vesting (x) in one-third increments over a three-year period commencing on the first anniversary of the grant date (or in the case of the initial 2009 grant to our CEO, Mr. Sinclair, in two equal installments on the second and fourth anniversaries of the grant date) or (y) immediately upon the occurrence of any of the following events, if they occur earlier: (1) a change of control of our general partner or Anadarko; (2) the closing of an initial public offering of our general partner; (3) termination of employment with our general partner and its affiliates (including Anadarko) due to involuntary termination (with or without cause); (4) death; (5) disability as defined under Section 409A of the Internal Revenue Code of 1986, as amended; or (6) an unforeseeable emergency as defined in the Incentive Plan. Upon the occurrence of a vesting event, each participant will receive a lump-sum cash payment (less any applicable withholding taxes) for each unit value right. The unit value rights may not be sold or transferred except to the general partner, Anadarko or any of their affiliates.

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

Vesting of distribution equivalent rights. Our general partner’s board of directors has the authority to determine the restrictions and vesting provisions for any distribution equivalent rights. The initial grants of distribution equivalent rights provide for vesting immediately upon the occurrence of any of the following events: (1) a change of control of our general partner or Anadarko; (2) the closing of an initial public offering of our general partner; (3) termination of employment with our general partner and its affiliates (including Anadarko) due to involuntary termination (with or without cause); (4) death; (5) disability as defined under Section 409A of the Internal Revenue Code of 1986, as amended; (6) the date three days in advance of the 10th anniversary of the grant date; or (7) an unforeseeable emergency as defined in the Incentive Plan. Upon the occurrence of a vesting event, each participant will receive a lump-sum cash payment (less any applicable withholding taxes) for each distribution equivalent right. The distribution equivalent rights may not be sold or transferred except to our general partner, Anadarko or any of their affiliates.

The following table summarizes information regarding Unit Value Rights (“UVRs”), Unit Appreciation Rights (“UARs”) and Dividend Equivalent Rights (“DERs”) issued under the Incentive Plan for the year ended December 31, 2011:

	000000000	000000000	000000000
	UVRs	UARs	DERs
Outstanding at beginning of year	42,035	75,369	75,369
Granted	—	—	—
Vested and settled (1)	(27,344)	—	—
Forfeited	—	—	—

Outstanding at end of year	14,691	75,369	75,369

Weighted average intrinsic per-unit value at December 31, 2011	$65.24	$579.54	—	(2)

(1)	UARs and DERs remain outstanding upon vesting until they are settled in cash, are forfeited or expire. As of December 31, 2011, 60,678 of the outstanding UARs and 3,334 of the DERs were vested.

(2)	The DERs have no attributed value as our general partner has not declared or paid distributions since its inception.

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

EXECUTIVE COMPENSATION

We do not directly employ any of the persons responsible for managing or operating our business and we have no compensation committee. Instead, we are managed by our general partner, Western Gas Holdings, LLC, the executive officers of which are employees of Anadarko. Our reimbursement for the compensation of executive officers is governed by the omnibus agreement and the services and secondment agreement described in the caption Agreements with Anadarko — Services and Secondment Agreement under Item 13 of this Form 10-K.

Summary Compensation Table

The following table summarizes the compensation amounts expensed by us for our named executive officers for the fiscal years ended December 31, 2011, 2010 and 2009. Except as specifically noted, the amounts included in the table below reflect the expense allocated to us by Anadarko pursuant to the omnibus agreement. For a discussion of the allocation percentages in effect for 2011, please see the Overview section, above.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	All Other Compensation ($) (5)	Total ($)

Donald R. Sinclair (6)	2011	246,779	—	534,435	181,899	177,681	106,296	1,247,090
President	2010	227,163	—	492,248	122,400	163,558	86,640	1,092,009
and Chief Executive Officer	2009	56,250	—	750,000	—	60,750	24,750	891,750
Benjamin M. Fink (7)	2011	253,506	—	160,420	45,860	136,893	109,220	705,899
Senior Vice President,	2010	225,728	—	84,129	78,330	121,893	85,870	595,950
Chief Financial Officer and Treasurer	2009	120,762	—	421,120	50,132	72,363	49,069	713,446
Danny J. Rea	2011	115,154	—	191,658	130,336	82,911	49,603	569,662
Senior Vice President	2010	109,400	—	205,506	94,603	78,768	41,732	530,009
and Chief Operating Officer	2009	110,416	—	191,170	82,511	78,970	38,681	501,748
Amanda M. McMillian	2011	103,171	—	60,765	17,374	43,332	44,439	269,081
Vice President, General Counsel	2010	104,798	—	27,222	25,361	44,015	39,953	241,349
and Corporate Secretary	2009	98,960	—	27,531	29,961	35,673	35,105	227,230

(1)	The amounts in this column reflect the base salary compensation allocated to us by Anadarko for the fiscal years ended December 31, 2011, 2010 and 2009.

(2)

The amounts in this column reflect the expected allocation to us of the grant date fair value, computed in accordance with generally accepted accounting principles, for non-option stock awards granted pursuant to the Amended and Restated Western Gas Holdings, LLC Equity Incentive Plan, the LTIP and the Omnibus Plan. The awards granted by Western Gas Holdings, LLC in prior years were valued by multiplying the number of units awarded by the current per-unit valuation on the date of grant, assuming no forfeitures. The value per unit was based on the estimated fair value of the general partner using a hybrid discounted cash flow and multiples valuation methodology. For awards of phantom units granted under the LTIP, the grant date value is determined by multiplying the number of phantom units awarded by the per-unit closing price of the Partnership’s common units on the date of grant. For a discussion of valuation assumptions for the awards under the Omnibus Plan, see Note 14. Share-Based Compensation of the Notes to Consolidated Financial Statements included under Item 8 of Anadarko’s Form 10-K for the year ended December 31, 2011. For information regarding the non-option stock awards granted to the named executives in 2011, please see the Grants of Plan-Based Awards Table.

(3)

The amounts in this column reflect the expected allocation to us of the grant date fair value, computed in accordance with generally accepted accounting principles, for option awards granted pursuant to the Western Gas Holdings, LLC Amended and Restated Equity Incentive Plan and the Omnibus Plan. See note (2) above for valuation assumptions. For information regarding the option awards granted to the named executives in 2011, please see the Grants of Plan-Based Awards Table.

(4)

The amounts in this column reflect the compensation under the Anadarko annual incentive program allocated to us for the fiscal years ended December 31, 2011, 2010 and 2009. The 2011 amounts represent payments which were earned in 2011 and paid in early 2012, the 2010 amounts represent payments which were earned in 2010 and paid in early 2011 and the 2009 amounts represent the payments which were earned in 2009 and paid in early 2010.

(5)

The amounts in this column reflect the compensation expenses related to Anadarko’s retirement and savings plans that were allocated to us for the fiscal years ended December 31, 2011, 2010 and 2009. The 2011 allocated expenses are detailed in the table below:

Name	Retirement Plan Expense	Savings Plan Expense
Donald R. Sinclair	$85,184	$21,112
Benjamin M. Fink	$87,536	$21,684
Danny J. Rea	$39,752	$9,851
Amanda M. McMillian	$35,613	$8,826

(6)	Mr. Sinclair was appointed President on October 1, 2009, and Chief Executive Officer of our general partner on January 11, 2010.

(7)	Mr. Fink was appointed Senior Vice President, Chief Financial Officer of our general partner on May 21, 2009, and also Treasurer effective November 17, 2010.

Grants of Plan-Based Awards in 2011

The following table sets forth information concerning annual incentive awards, stock options, unit appreciation rights, unit value rights, restricted stock shares, restricted stock units and performance units granted during 2011 to each of the named executive officers. Except for amounts in the column entitled Exercise or Base Price of Option Awards, the dollar amounts and number of securities included in the table below reflect an allocation based upon the time allocation methodology previously discussed in the Overview section, but also take into account any known future changes in the applicable officer’s allocation of time to Partnership business.

Name and Grant Date	Estimated Future Payouts Under Non- Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (#) (3)	All Other Option Awards: Number of Securities Underlying Options (#) (4)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($) (5)
	Threshold	Target	Maximum	Threshold	Target	Maximum
	($)	($)	($)	(#)	(#)	(#)
Donald R. Sinclair
—	—	148,067	177,681
11/16/2011								6,344	78.95	181,899
11/16/2011							2,257			178,170
11/16/2011							9,896			356,265
Benjamin M. Fink
—	—	114,078	136,893
3/4/2011								1,571	81.02	45,860
3/4/2011							1,980			160,420
Danny J. Rea
—	—	69,092	82,911
11/8/2011								4,287	83.95	130,336
11/8/2011							1,334			112,023
11/8/2011				217	805	1,610				79,635
Amanda M. McMillian
—	—	36,110	43,332
3/4/2011								595	81.02	17,374
3/4/2011							750			60,765

(1)

Reflects the estimated 2011 cash payouts allocable to us under Anadarko’s annual incentive program. If threshold levels of performance are not met, then the payout can be zero. The maximum value reflects the maximum amount allocable to us consistent with the methodologies set forth in the services and secondment agreement. The expense allocated to us for the actual bonus payouts under the annual incentive program for 2011 is reflected in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table. For additional discussion of Anadarko’s annual incentive program please see section Compensation Discussion and Analysis — Analysis of 2011 Compensation Actions — Performance-Based Annual Cash Incentives (Bonuses) of Anadarko’s proxy statement for its annual meeting of stockholders, which is expected to be filed no later than April 5, 2012.

(2)

Reflects the estimated future payout allocable to us under Anadarko’s performance units awarded in 2011. Certain executives may earn from 0% to 200% of the targeted award based on Anadarko’s relative total shareholder return performance over a specified performance period. Fifty percent of this award is tied to a two-year performance period and the remaining fifty percent is tied to a three-year performance period. If earned, the awards are to be paid in cash. The threshold value represents the minimum payment (other than zero) that may be earned. For additional discussion of Anadarko’s performance unit awards please see section Compensation Discussion and Analysis — Analysis of 2011 Compensation Actions — Equity Compensation of Anadarko’s proxy statement for its annual meeting of stockholders, which is expected to be filed no later than April 5, 2012.

(3)

Reflects the allocable number of phantom units, restricted stock shares and restricted stock units awarded in 2011 under the LTIP and the Western Gas Holdings, LLC Amended and Restated Equity Incentive Plan. These awards vest equally over three years, beginning with the first anniversary of the grant date. Executive officers receive distribution equivalent rights on the phantom units, dividends on the restricted stock shares and dividend equivalents on the restricted stock units.

(4)

Reflects the allocable number of Anadarko stock options each named executive officer was awarded in 2011. These awards vest equally over three years, beginning with the first anniversary of the date of grant. The stock options have a term of seven years.

(5)

The amounts included in the Grant Date Fair Value of Stock and Option Awards column represent the expected allocation to us of the grant date fair value of the awards made to named executives in 2011 computed in accordance with generally accepted accounting principles in the United States (“GAAP”). The value ultimately realized by the executive upon the actual vesting of the award(s) or the exercise of the stock option(s) may or may not be equal to the determined value. The awards granted by Western Gas Holdings, LLC in prior years were valued by multiplying the number of units awarded by the current per-unit valuation on the date of grant, assuming no forfeitures. The value per unit was based on the estimated fair value of the general partner using a hybrid discounted cash flow and multiples valuation methodology. For awards of phantom units granted under the LTIP, the grant date value is determined by multiplying the number of phantom units awarded by the per-unit closing price of the Partnership’s common units on the date of grant. For a discussion of valuation assumptions for the awards under the Omnibus Plan, see Note 14. Share-Based Compensation of the Notes to Consolidated Financial Statements under Item 8 of Anadarko’s Form 10-K for the year ended December 31, 2011.

Outstanding Equity Awards at Fiscal Year-End 2011

The following table reflects outstanding equity awards as of December 31, 2011, for each of the named executives, including Anadarko, Western Gas Holdings, LLC, and Western Gas Partners, LP awards. The market values shown are based on Anadarko’s closing stock price on December 31, 2011, of $76.33, unless otherwise noted. Except for amounts in the column entitled Option Exercise Price, the dollar amounts and number of securities included in the table below reflect an allocation based upon each officer’s allocation of time to Partnership business on December 31, 2011.

Name	Option Awards (1)					Stock Awards
						Restricted Stock Shares/Units and Unit Value Rights (2)			Equity Incentive Plan Awards Performance Units (3)
									Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Market Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
						Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
	Number of Securities Underlying Unexercised Options		Option Exercise Price ($)	Option Expiration Date
	Exercisable (#)	Unexercisable (#)
Donald R. Sinclair	1,822	3,643	62.09	11/17/2017		7,500	375,000	(5)
	—	6,344	78.95	11/16/2018		1,018	218,870	(6)
	7,500	7,500	50.00	10/1/2019	(4)	1,762	134,493
	509	1,018	215.00	11/17/2020	(4)	2,257	172,277
						9,896	408,408	(7)
Benjamin M. Fink	1,598	—	65.99	3/13/2015		600	45,798
	3,333	1,667	33.07	3/6/2016		792	60,453
	944	1,886	72.11	3/5/2017		1,980	151,133
	—	1,571	81.02	3/4/2018		3,001	150,050	(5)
	5,999	3,001	50.00	5/21/2019	(4)
Danny J. Rea	2,000	—	43.56	11/15/2012		467	35,646		1,456	111,136
	2,300	—	48.90	12/1/2013		1,179	89,993		1,288	98,313
	4,240	—	59.87	11/6/2014		1,334	101,824		1,844	140,753
	7,640	—	35.18	11/4/2015					805	61,446
	2,053	1,027	65.44	11/10/2016
	1,393	2,786	63.34	11/9/2017
	4,000	—	50.00	4/2/2018	(4)
	—	4,287	83.95	11/8/2018
Amanda M. McMillian	1,544	772	33.07	3/6/2016		278	21,220
	300	600	72.11	3/5/2017		252	19,235
	—	595	81.02	3/4/2018		750	57,248
	2,500	—	50.00	4/2/2018	(4)

(1)	The table below shows the vesting dates for the respective unexercisable stock options and unit appreciation rights listed in the above Outstanding Equity Awards Table:

Vesting Date	Donald R. Sinclair	Benjamin M. Fink	Danny J. Rea	Amanda M. McMillian
03/04/2012	—	524	—	199
03/05/2012	—	943	—	300
03/06/2012	—	1,667	—	772
05/21/2012	—	3,001	—	—
11/08/2012	—	—	1,429	—
11/09/2012	—	—	1,393	—
11/10/2012	—	—	1,027	—
11/16/2012	2,115	—	—	—
11/17/2012	2,330	—	—	—
03/04/2013	—	523	—	198
03/05/2013	—	943	—	300
10/01/2013	7,500	—	—	—
11/08/2013	—	—	1,429	—
11/09/2013	—	—	1,393	—
11/16/2013	2,114	—	—	—
11/17/2013	2,331	—	—	—
03/04/2014	—	524	—	198
11/08/2014	—	—	1,429	—
11/16/2014	2,115	—	—	—

(2)	The table below shows the vesting dates for the respective phantom units, restricted stock shares, restricted stock units and unit value rights listed in the above Outstanding Equity Awards Table:

Vesting Date	Donald R. Sinclair	Benjamin M. Fink	Danny J. Rea	Amanda M. McMillian
03/04/2012	—	660	—	250
03/05/2012	—	396	—	126
03/06/2012	—	600	—	278
05/21/2012	—	3,001	—	—
11/08/2012	—	—	445	—
11/09/2012	—	—	589	—
11/10/2012	—	—	467	—
11/16/2012	4,051	—	—	—
11/17/2012	1,390	—	—	—
03/04/2013	—	660	—	250
03/05/2013	—	396	—	126
10/01/2013	7,500	—	—	—
11/08/2013	—	—	445	—
11/09/2013	—	—	590	—
11/16/2013	4,051	—	—	—
11/17/2013	1,390	—	—	—
03/04/2014	—	660	—	250
11/08/2014	—	—	444	—
11/16/2014	4,051	—	—	—

(3)

The table below shows the performance periods for the respective performance units listed in the above Outstanding Equity Awards Table. The number of outstanding units disclosed are calculated based on our performance to date for each award. The estimated payout percentages reflect our relative performance ranking as of December 31, 2011, and are not necessarily indicative of what the payout percentage earned will be at the end of the performance period. For awards that were granted in 2011 with performance periods beginning in 2012, target payout has been assumed.

Performance Period	Performance to Date Payout %	Danny J. Rea Performance Units
1/1/2009 to 12/31/2011	182%	1,456
1/1/2010 to 12/31/2011	92%	644
1/1/2010 to 12/31/2012	92%	644
1/1/2011 to 12/31/2012	146%	922
1/1/2011 to 12/31/2013	146%	922
1/1/2012 to 12/31/2013	100%	402
1/1/2012 to 12/31/2014	100%	403

(4)

These awards represent grants of unit appreciation rights under the Western Gas Holdings, LLC Amended and Restated Equity Incentive Plan. The intrinsic per-unit value as of December 31, 2011, was $634.00 less the applicable exercise price.

(5)

These awards represent grants of unit value rights under the Western Gas Holdings, LLC Amended and Restated Equity Incentive Plan. The market value for these awards on December 31, 2011, is based on the maximum per-unit value specified under the applicable award agreements of $50.00.

(6)

This award represents a grant of unit value rights under the Western Gas Holdings, LLC Amended and Restated Equity Incentive Plan. The market value for this award on December 31, 2011, is based on the maximum per-unit value specified under the applicable award agreement of $215.00.

(7)

This award represents a grant of phantom units under the Western Gas Partners, LP 2008 Long-Term Incentive Plan. The market value for this award is the closing common unit price for WES on December 31, 2011, of $41.27.

Option Exercises and Stock Vested in 2011

The following table reflects Anadarko option awards and Western Gas Holdings, LLC unit appreciation rights exercised in 2011 and Anadarko stock awards and Western Gas Holdings LLC, unit value rights that vested in 2011. The dollar amounts and number of securities included in the table below reflect an allocation based upon the time allocation previously discussed in the Overview section.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#) (2)	Value Realized on Vesting ($) (1)
Donald R. Sinclair	—	—	8,890	551,690
Benjamin M. Fink	—	—	4,955	304,746
Danny J. Rea	—	—	6,514	471,311
Amanda M. McMillian	—	—	2,058	137,764

(1)

The Value Realized reflects the taxable value to the named executive officer as of the date of the option or unit appreciation right exercise or of the vesting of restricted stock or unit value right. For options and restricted stock, the actual value ultimately realized by the named executive officer may be more or less than the Value Realized calculated in the above table depending on the timing in which the named executive officer held or sold the stock associated with the exercise or vesting occurrence.

(2)	Shares acquired on vesting include restricted stock shares or units, performance units, or unit value rights whose restrictions lapsed during 2011.

Pension Benefits for 2011

Anadarko maintains both funded, tax-qualified defined benefit pension plans and unfunded nonqualified pension benefit plans. The nonqualified pension benefit plans are designed to provide for supplementary pension benefits due to limitations imposed by the Internal Revenue Code that restrict the amount of benefits payable under tax-qualified plans. Our named executive officers are eligible to participate in these plans. Under the omnibus agreement, a portion of the annual expense related to these plans is allocated to us by Anadarko. The allocated expense for each named executive officer is included in the All Other Compensation column of the Summary Compensation Table. We have not included a pension benefits table because the pension benefits accrued through December 31, 2011, may be tied significantly to years of service with Anadarko prior to the time such employee began providing services to the Partnership and are not reflective of the expenses allocated to the Partnership. For additional discussion on Anadarko’s pension benefits, please see section Compensation Discussion and Analysis — Indirect Compensation Elements — Retirement Benefits of Anadarko’s proxy statement for its annual meeting of stockholders, which is expected to be filed no later than April 5, 2012.

Nonqualified Deferred Compensation for 2011

Anadarko maintains a deferred compensation plan and a savings restoration plan for certain employees, including our named executive officers. The deferred compensation plan allows certain employees to voluntarily defer receipt of up to 75% of their salary and/or up to 100% of their annual incentive bonus payments. The savings restoration plan accrues a benefit substantially equal to the amount that, in the absence of certain Internal Revenue Code limitations, would have been allocated to their account as matching contributions under Anadarko’s 401(k) Plan. Pursuant to the terms of the omnibus agreement, a portion of the expense related to these plans is allocated to us by Anadarko. The allocated expense for each named executive officer is included in the All Other Compensation column of the Summary Compensation Table. We have not included a nonqualified deferred compensation table because the value of an employee’s balance may be tied significantly to contributions made prior to the time such employee began providing services to the Partnership and is not reflective of the expenses allocated to the Partnership. For additional discussion on Anadarko’s pension benefits please see section Compensation Discussion and Analysis — Indirect Compensation Elements — Retirement Benefits of Anadarko’s proxy statement for its annual meeting of stockholders, which is expected to be filed no later than April 5, 2012.

Potential Payments Upon Termination or Change of Control

In the event of termination of employment with Western Gas Holdings, LLC by reason of: (A) a Change of Control of either Western Gas Holdings, LLC or Anadarko; (B) the closing of an initial public offering of Western Gas Holdings, LLC; (C) the involuntary termination of employment with Western Gas Holdings, LLC or its affiliates (with or without cause); (D) death; (E) disability, as defined under Section 409A of the Internal Revenue Code of 1986, as amended; or (F) an unforeseeable emergency, and assuming that the employee remains employed by Anadarko, the only payments triggered are the accelerated vesting of unvested awards under both the Western Gas Holdings, LLC Amended and Restated Equity Incentive Plan and the Western Gas Partners, LP 2008 Long-Term Incentive Plan.

A Change of Control of Western Gas Holdings, LLC is defined as any one of the following occurrences: (a) any “person” or “group” within the meaning of those terms as used in Sections 13(d) and 14(d)(2) of the Exchange Act, other than an Affiliate of the company, shall become the beneficial owner, by way of merger, consolidation, recapitalization, reorganization or otherwise, of 50% or more of the combined voting power of the equity interests in the company; (b) the members of the company approve, in one or a series of transactions, a plan of complete liquidation of the company; or (c) the sale or other disposition by the company of all or substantially all of its assets in one or more transactions to any Person other than an Affiliate of the company. For the definition of a Change of Control of Anadarko, please see section Potential Payments Upon Termination or Change of Control of Anadarko’s proxy statement for its annual meeting of stockholders, which is expected to be filed no later than April 5, 2012.

The award values under these plans as of December 31, 2011, are set forth in the table immediately below, and reflect an allocation of value based upon each officer’s allocation of time to Partnership business on December 31, 2011.

Name	Accelerated LTIP and Incentive Plan Awards (1)
Donald R. Sinclair (2)	$5,808,672
Benjamin M. Fink	$1,902,380
Danny J. Rea	$—
Amanda M. McMillian	$—

(1)

Unit value rights are valued based on the maximum value specified under the award agreement. Unit appreciation rights are valued based on the December 31, 2011, intrinsic per-unit value of $634.00 less the applicable exercise price. Western Gas Partners, LP phantom units are valued based on the closing common unit price for WES on December 31, 2011, of $41.27.

(2)

For awards of phantom units granted under the LTIP, the grant date value is determined by multiplying the number of phantom units awarded by the per-unit closing price of the Partnership’s common units on the date of grant.

We have not entered into any employment agreements with our named executive officers, nor do we manage any severance plans. However, our named executive officers are eligible for certain benefits provided by Anadarko. Currently, we are not allocated any expense for these agreements or plans, but for disclosure purposes we are presenting allocated expenses of the potential payments provided by Anadarko in the event of termination or change of control of Anadarko. Values reflect each named executive officer’s allocation of time to Partnership business on December 31, 2011, and exclude those benefits generally provided to all salaried employees. For additional discussion related to these termination scenarios, please see section Compensation Discussion and Analysis — Indirect Compensation Elements — Severance Benefits of Anadarko’s proxy statement for its annual meeting of stockholders, which is expected to be filed no later than April 5, 2012.

The following tables reflect the expenses that may be allocated to the Partnership by Anadarko as of December 31, 2011, in connection with potential payments to our named executive officers under existing contracts, agreements, plans or arrangements, whether written or unwritten, with Anadarko, for various scenarios involving a change of control of Anadarko or termination of employment from Anadarko for each named executive officer, assuming a December 31, 2011, termination date, and, where applicable, using the closing price of Anadarko’s common stock of $76.33 (as reported on the NYSE as of December 31, 2011). For general definitions that apply to the termination of employment from Anadarko scenarios detailed below, see section Potential Payments Upon Termination or Change of Control of Anadarko’s proxy statement for its annual meeting of stockholders which is expected to be filed no later than April 5, 2012. Actual amounts will be determinable only upon the termination or Change in Control event. As of December 31, 2011, none of our executive officers were eligible for retirement; accordingly, no table is included for this event.

Involuntary For Cause or Voluntary Termination

	000000000000	000000000000	000000000000	000000000000
	Mr. Sinclair	Mr. Fink	Mr. Rea	Ms. McMillian
Cash Severance	$—	$—	$—	$—

Total (1)	$—	$—	$—	$—

(1)

In the event Messrs. Sinclair and Fink are involuntarily terminated with cause, the vesting of their unvested unit value rights and unit appreciation rights granted under the Western Gas Holdings, LLC Amended and Restated Equity Incentive Plan would also be accelerated. For Messrs. Sinclair and Fink, the accelerated value of these awards would be $5,400,254 and $1,902,380, respectively. Unit appreciation rights are valued based on the December 31, 2011, intrinsic per-unit value of $634.00, less the applicable exercise price. The unit value rights are valued based on the maximum value specified under the award agreement.

Involuntary Not For Cause Termination

	00000000000000	00000000000000	00000000000000	00000000000000
	Mr. Sinclair	Mr. Fink	Mr. Rea	Ms. McMillian
Cash Severance (1)	$702,000	$—	$322,400	$—
Pro-rata Bonus for 2011 (2)	$177,681	$—	$82,911	$—
Accelerated Anadarko Equity Compensation (3)	$358,605	$337,474	$501,643	$133,533
Accelerated WES Equity Compensation (4)	$5,400,254	$1,902,380	$—	$—
Health and Welfare Benefits (5)	$42,871	$—	$20,432	$—

Total	$6,681,411	$2,239,854	$927,386	$133,533

(1)

Messrs. Sinclair’s and Rea’s values assume two times base salary plus one times target bonus multiplied by their allocation percentages in effect as of December 31, 2011. No values have been disclosed for the other named executive officers as they receive the same benefits as generally provided to all salaried employees.

(2)

Payment, if provided, will be paid at the end of the performance period based on actual performance. The values for Messrs. Sinclair and Rea reflect the allocated portion of their actual bonuses awarded under Anadarko’s annual incentive program for 2011. For additional discussion of this program please see section Compensation Discussion and Analysis — Analysis of 2011 Compensation Actions — Performance-Based Annual Cash Incentives (Bonuses) of Anadarko’s proxy statement for its annual meeting of stockholders, which is expected to be filed no later than April 5, 2012. No values have been disclosed for the other named executive officers as they receive the same benefits as generally provided to all salaried employees.

(3)

Reflects the in-the-money value of unvested stock options, the estimated current value of unvested performance units and the value of unvested restricted stock shares and restricted stock units, under Anadarko equity plans, all as of December 31, 2011. In the event of an involuntary termination, unvested performance units would be paid after the end of the applicable performance periods based on actual performance. All values reflect each named executive officer’s allocation percentage in effect as of December 31, 2011.

(4)

Reflects the in-the-money value of unvested unit appreciation rights and the value of unvested unit value rights, granted under the Western Gas Holdings, LLC Amended and Restated Equity Incentive Plan. Unit appreciation rights are valued based on the December 31, 2011, intrinsic per-unit value of $634.00, less the applicable exercise price. Unit value rights are valued based on the maximum value specified under the award agreement. All values reflect each named executive officer’s allocation percentage in effect as of December 31, 2011.

(5)

Messrs. Sinclair’s and Rea’s values represent 24 months of health and welfare benefit coverage. These amounts are present values determined in accordance with GAAP. These values reflect their allocation percentage in effect as of December 31, 2011. No values have been disclosed for the other named executive officers as they receive the same benefits as generally provided to all salaried employees.

Change of Control: Involuntary Termination or Voluntary For Good Reason

	00000000000000	00000000000000	00000000000000	00000000000000
	Mr. Sinclair	Mr. Fink	Mr. Rea	Ms. McMillian
Cash Severance (1)	$1,361,550	$—	$684,400	$—
Pro-rata Bonus for 2011 (2)	$177,681	$—	$82,911	$—
Accelerated Anadarko Equity Compensation (3)	$358,605	$337,474	$459,427	$133,533
Accelerated WES Equity Compensation (4)	$5,808,672	$1,902,380	$—	$—
Supplemental Pension Benefits (5)	$—	$—	$—	$—
Nonqualified Deferred Compensation (6)	$84,510	$—	$40,320	$—
Health and Welfare Benefits (7)	$66,472	$—	$32,554	$—

Total	$7,857,490	$2,239,854	$1,299,612	$133,533

(1)

Messrs. Sinclair’s and Rea’s values assume 2.9 times the sum of base salary plus the highest bonus paid in the past three years and reflect their allocation percentages in effect as of December 31, 2011, per the terms of their key employee change of control agreements with Anadarko. No values have been disclosed for the other named executive officers as they receive the same benefits as generally provided to all salaried employees.

(2)

Messrs. Sinclair’s and Rea’s values assume the full-year equivalent of their highest annual bonus allocated to us over the past three years. No values have been disclosed for the other named executive officers as they receive the same benefits as generally provided to all salaried employees.

(3)

Reflects the in-the-money value of unvested stock options, the target value of unvested performance units, and the value of unvested restricted stock shares and restricted stock units, granted under Anadarko equity plans, all as of December 31, 2011. All values reflect each named executive officer’s allocation percentage in effect as of December 31, 2011.

(4)

Reflects the in-the-money value of unvested unit appreciation rights and the value of unvested unit value rights, granted under the Western Gas Holdings, LLC Amended and Restated Equity Incentive Plan. Unit appreciation rights are valued based on the December 31, 2011, intrinsic per-unit value of $634.00, less the applicable exercise price. Unit value rights are valued based on the maximum value specified under the award agreement. Western Gas Partners, LP phantom units are valued based on the closing common unit price for WES on December 31, 2011, of $41.27. All values reflect each named executive officer’s allocation percentage in effect as of December 31, 2011.

(5)

Under the terms of their change of control agreements, Messrs. Sinclair and Rea would receive a special retirement benefit enhancement that is equivalent to the additional supplemental pension benefits that would have accrued under Anadarko’s retirement plan assuming they were eligible for subsidized early retirement benefits and include additional special pension credits. The value of this benefit has not been included in the above table because it may be tied significantly to years of service with Anadarko prior to the time such employee began providing service to the Partnership. If Anadarko were to allocate this expense to the Partnership, assuming their allocation percentages in effect as of December 31, 2011, the expense would be as follows: Mr. Sinclair— $134,210 and Mr. Rea— $470,115.

(6)

Messrs. Sinclair’s and Rea’s values reflect an additional three years of employer contributions into the savings restoration plan at their current contribution rate to the Plan and are based on their allocation percentages in effect as of December 31, 2011, per the terms of their key employee change of control agreements with Anadarko. No values have been disclosed for the other named executive officers as they are not eligible for this additional benefit.

(7)

Messrs. Sinclair’s and Rea’s values represent 36 months of health and welfare benefit coverage. All amounts are present values determined in accordance with GAAP and reflect their allocation percentages in effect as of December 31, 2011. No values have been disclosed for the other named executive officers as they receive the same benefits as generally provided to all salaried employees.

Disability

	00000000000000	00000000000000	00000000000000	00000000000000
	Mr. Sinclair	Mr. Fink	Mr. Rea	Ms. McMillian
Cash Severance	$—	$—	$—	$—
Pro-rata Bonus for 2011 (1)	$—	$—	$—	$—
Accelerated Anadarko Equity Compensation (2)	$358,605	$337,474	$459,427	$133,533
Accelerated WES Equity Compensation (3)	$5,400,254	$1,902,380	$—	$—
Health and Welfare Benefits (4)	$160,178	$180,203	$75,832	$38,948

Total	$5,919,037	$2,420,057	$535,259	$172,481

(1)

There are no special arrangements related to the payment of a pro-rata bonus in the event of disability. Payments are paid pursuant to the standards established under Anadarko’s annual incentive program for all salaried employees.

(2)

Reflects the in-the-money value of unvested stock options, the target value of unvested performance units, and the value of unvested restricted stock shares and restricted stock units, granted under Anadarko equity plans, all as of December 31, 2011. All values reflect each named executive officer’s allocation percentage in effect as of December 31, 2011.

(3)

Reflects the in-the-money value of unvested unit appreciation rights and the value of unvested unit value rights, granted under the Western Gas Holdings, LLC Amended and Restated Equity Incentive Plan. Unit appreciation rights are valued based on the December 31, 2011, intrinsic per-unit value of $634.00, less the applicable exercise price. Unit value rights are valued based on the maximum value specified under the award agreement. All values reflect each named executive officer’s allocation percentage in effect as of December 31, 2011.

(4)

Values reflect the continuation of additional death benefit coverage provided to certain employees of Anadarko until age 65. All amounts are present values determined in accordance with GAAP and reflect each named executive officer’s allocation percentage in effect as of December 31, 2011.

Death

	00000000000000	00000000000000	00000000000000	00000000000000
	Mr. Sinclair	Mr. Fink	Mr. Rea	Ms. McMillian
Cash Severance	$—	$—	$—	$—
Pro-rata Bonus for 2011 (1)	$—	$—	$—	$—
Accelerated Anadarko Equity Compensation (2)	$358,605	$337,474	$459,427	$133,533
Accelerated WES Equity Compensation (3)	$5,400,254	$1,902,380	$—	$—
Life Insurance Proceeds (4)	$849,725	$802,310	$390,244	$346,939

Total	$6,608,584	$3,042,164	$849,671	$480,472

(1)

There are no special arrangements related to the payment of a pro-rata bonus in the event of death. Payments are paid pursuant to the standards established under Anadarko’s annual incentive program for all salaried employees.

(2)

Reflects the in-the-money value of unvested stock options, the target value of unvested performance units, and the value of unvested restricted stock shares and restricted stock units, granted under Anadarko equity plans, all as of December 31, 2011. All values reflect each named executive officer’s allocation percentage in effect as of December 31, 2011.

(3)

Reflects the in-the-money value of unvested unit appreciation rights and the value of unvested unit value rights, granted under the Western Gas Holdings, LLC Amended and Restated Equity Incentive Plan. Unit appreciation rights are valued based on the December 31, 2011, intrinsic per-unit value of $634.00, less the applicable exercise price. Unit value rights are valued based on the maximum value specified under the award agreement. All values reflect each named executive officer’s allocation percentage in effect as of December 31, 2011.

(4)

Values include amounts payable under additional death benefits provided to certain employees of Anadarko. These liabilities are not insured, but are self-funded by Anadarko. Proceeds are not exempt from federal taxes. Values shown include an additional tax gross-up amount to equate benefits with nontaxable life insurance proceeds. Values are based on each named executive officer’s allocation percentage in effect as of December 31, 2011, and exclude death benefit proceeds from programs available to all employees.

Director Compensation

Officers or employees of Anadarko who also serve as directors of our general partner do not receive additional compensation for their service as a director of our general partner. Non-employee directors of our general partner receive compensation for their board service and for attending meetings of the board of directors of our general partner and committees of the board pursuant to the director compensation plan approved by the board of directors in May 2011. Such compensation consists of the following:

•	an annual retainer of $60,000 for each board member;

•	an annual retainer of $2,000 for each member of the audit committee ($20,000 for the committee chair);

•	an annual retainer of $2,000 for each member of the special committee ($20,000 for the committee chair);

•	a fee of $2,000 for each board meeting attended;

•	a fee of $2,000 for each committee meeting attended; and

•

annual grants of phantom units with a value of approximately $70,000 on the date of grant, all of which vest 100% on the first anniversary of the date of grant (with vesting to be accelerated upon a change of control of our general partner or Anadarko). The non-employee directors received such a grant of phantom units on May 24, 2011.

In addition, each non-employee director is reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors or committees and for costs associated with participation in continuing director education programs. Each director is fully indemnified by us, pursuant to individual indemnification agreements and our partnership agreement, for actions associated with being a director to the fullest extent permitted under Delaware law.

The following table sets forth information concerning total director compensation earned during the 2011 fiscal year by each non-employee director:

	0000000	0000000	0000000	0000000	0000000	0000000
Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Milton Carroll	$103,000	$70,014	$—	$—	$—	$173,014
Anthony R. Chase	93,000	70,014	—	—	—	163,014
James R. Crane	87,000	70,014	—	—	—	157,014
David J. Tudor	113,000	70,014	—	—	—	183,014

(1)

The amounts included in the Stock Awards column represent the grant date fair value of non-option awards made to directors in 2011, computed in accordance with GAAP. For a discussion of valuation assumptions, see Note 5. Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K. As of December 31, 2011, each of the non-employee directors had 1,993 outstanding phantom units.

The following table contains the grant date fair value of phantom unit awards made to each non-employee director during 2011:

	000000000000000000	000000000000000000	000000000000000000
Name	Grant Date	Phantom Units (#)	Grant Date Fair Value of Stock and Option Awards ($) (1)
Milton Carroll	May 24	1,993	70,014
Anthony R. Chase	May 24	1,993	70,014
James R. Crane	May 24	1,993	70,014
David J. Tudor	May 24	1,993	70,014

(1)

The amounts included in the Grant Date Fair Value of Stock and Option Awards column represent the grant date fair value of the awards made to non-employee directors in 2011 computed in accordance with GAAP. The value ultimately realized by a director upon the actual vesting of the award(s) may or may not be equal to the determined value.

Compensation Committee Interlocks and Insider Participation

As previously discussed, our general partner’s board of directors is not required to maintain, and does not maintain, a compensation committee. Messrs. Gwin, Meloy, Sinclair, Reeves and Walker, who are directors of our general partner, are also executive or corporate officers of Anadarko. However, all compensation decisions with respect to each of these persons are made by Anadarko and none of these individuals receive any compensation directly from us or our general partner for their service as directors. Please read Item 13 below in this Form 10-K for information about relationships among us, our general partner and Anadarko.

Compensation Committee Report

Neither we nor our general partner has a compensation committee. The board of directors of our general partner has reviewed and discussed the Compensation Discussion and Analysis set forth above and based on this review and discussion has approved it for inclusion in this Form 10-K.

The board of directors of Western Gas Holdings, LLC:

Robert G. Gwin

Milton Carroll

Anthony R. Chase

James R. Crane

Charles A. Meloy

Robert K. Reeves

Donald R. Sinclair

David J. Tudor

R. A. Walker

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth the beneficial ownership of our units as of February 23, 2012, held by the following:

•	each member of the board of directors of our general partner;

•	each named executive officer of our general partner;

•	all directors and officers of our general partner as a group; and

•	each person or group of persons known by us to be a beneficial owner of 5% or more of the then outstanding units.

	00000000000000	00000000000000
Name and Address of Beneficial Owner (1)	Common Units Beneficially Owned (2)	Percentage of Common Units Beneficially Owned
Anadarko Petroleum Corporation (2)	40,422,004	44.53%
Western Gas Resources, Inc. (2)	40,422,004	44.53%
WGR Holdings, LLC (2)	40,422,004	44.53%
Robert G. Gwin	10,000	*
Donald R. Sinclair	114,536	*
Benjamin M. Fink	1,887	*
Danny J. Rea	16,613	*
Amanda M. McMillian	1,470	*
Milton Carroll (3)	3,919	*
Anthony R. Chase (3)	35,719	*
James R. Crane (3) (4)	673,944	*
Charles A. Meloy	3,000	*
Robert K. Reeves	9,000	*
David J. Tudor (3)	15,579	*
R. A. Walker	6,000	*
All directors and executive officers as a group (12 persons) (3)	891,667	0.98%

*	Less than 1%

(1)	The address for all beneficial owners in this table is 1201 Lake Robbins Drive, The Woodlands, Texas 77380.

(2)

Anadarko Petroleum Corporation is the ultimate parent company of WGR Holdings, LLC and Western Gas Resources, Inc. and may, therefore, be deemed to beneficially own the units held by WGR Holdings, LLC and Western Gas Resources, Inc.

(3)

Does not include 1,993 phantom units that were granted to each of Messrs. Carroll, Chase, Crane and Tudor and an allocation of 9,896 phantom units granted to Mr. Sinclair under the Western Gas Partners, LP 2008 Long-Term Incentive Plan. These phantom units vest 100% on the first anniversary of the date of the grant. Each vested phantom unit entitles the holder to receive a common unit or, in the discretion of our general partner’s board of directors, cash equal to the fair market value of a common unit. Holders of phantom units are entitled to distribution equivalents on a current basis. Holders of phantom units have no voting rights until such time as the phantom units become vested and common units are issued to such holders.

(4)	Includes 670,600 units held in a margin account.

The following table sets forth, as of February 23, 2012, the number of shares of common stock of Anadarko owned by each of the named executive officers and directors of our general partner and all directors and executive officers of our general partner as a group.

	0000000000000000	0000000000000000	0000000000000000	0000000000000000
Name and Address of Beneficial Owner (1)	Shares of Common Stock Owned Directly or Indirectly (2)	Shares Underlying Options Exercisable Within 60 Days (2)	Total Shares of Common Stock Beneficially Owned (2)	Percentage of Total Shares of Common Stock Beneficially Owned (2)
Robert G. Gwin (3)	24,444	325,453	349,897	*
Donald R. Sinclair (3)	2,266	2,429	4,695	*
Benjamin M. Fink (4)	10,536	10,009	20,545	*
Danny J. Rea (3)	19,532	49,066	68,598	*
Amanda M. McMillian (4)	4,326	6,227	10,553	*
Milton Carroll	—	—	—	*
Anthony R. Chase	—	—	—	*
James R. Crane	—	—	—	*
Charles A. Meloy (3)	66,817	98,963	165,780	*
Robert K. Reeves (3)	106,747	296,124	402,871	*
David J. Tudor	—	—	—	*
R. A. Walker (3)	107,944	482,164	590,108	*
All directors and executive officers as a group (12 persons)	342,612	1,270,435	1,613,074	*

*	Less than 1%

(1)	The address for all beneficial owners in this table is 1201 Lake Robbins Drive, The Woodlands, Texas 77380.

(2)	As of January 31, 2012, there were 498.4 million shares of Anadarko Petroleum Corporation common stock issued and outstanding.

(3)

Does not include unvested restricted stock units of Anadarko Petroleum Corporation held by the following individuals in the amounts indicated: Robert G. Gwin— 48,651; Donald R. Sinclair— 5,358; Danny J. Rea— 7,450; Charles A. Meloy— 65,023; Robert K. Reeves— 43,575; R. A. Walker— 62,099; and a total of 232,156 unvested restricted stock units are held by the directors and executive officers as a group. Restricted stock units typically vest equally over three years beginning on the first anniversary of the date of grant, and upon vesting are payable in Anadarko common stock, subject to applicable tax withholding. Holders of restricted stock units receive dividend equivalents on the units, but do not have voting rights. Generally, a holder will forfeit any unvested restricted units if he or she terminates voluntarily or is terminated for cause prior to the vesting date. Holders of restricted stock units have the ability to defer such awards.

(4)

Includes unvested shares of restricted common stock of Anadarko Petroleum Corporation held by the following individuals in the amounts indicated: Benjamin M. Fink— 3,747; Amanda M. McMillian— 2,558; and a total of 6,305 unvested shares of restricted common stock are held by the directors and executive officers as a group. Restricted stock awards typically vest equally over three years beginning on the first anniversary of the date of grant. Holders of restricted stock receive dividends on the shares and also have voting rights. Generally, a holder of restricted stock will forfeit any unvested restricted shares if he or she terminates voluntarily or is terminated for cause prior to the vesting date.

The following table sets forth owners of 5% or greater of our units, other than Anadarko, the holdings of which are listed in the first table of this Item 12.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Common Units	Neuberger Berman Group LLC	5,516,085	(1)	6.08%
	605 Third Avenue
	New York, NY 10158
Common Units	Tortoise Capital Advisors, L.L.C.	4,556,274	(2)	5.02%
	11550 Ash Street
	Suite 300
	Leawood, KS 66211

(1)

Based upon its Schedule 13G/A filed February 14, 2012, with the SEC with respect to Partnership securities held as of December 31, 2011, Neuberger Berman Group LLC and Neuberger Berman, LLC have shared voting power as to 4,460,652 common units, and shared dispositive power as to 5,516,085 common units.

(2)

Based upon its Schedule 13G filed February 10, 2012, with the SEC with respect to Partnership securities held as of December 31, 2011, Tortoise Capital Advisors, L.L.C. has shared voting power as to 4,202,724 common units and shared dispositive power as to 4,556,274 common units.

Securities Authorized for Issuance Under Equity Compensation Plan

The following table sets forth information with respect to the securities that may be issued under the LTIP as of December 31, 2011. For more information regarding the LTIP, which did not require approval by our unitholders, please read Note 5. Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K and the caption Western Gas Partners, LP 2008 Long-Term Incentive Plan under Item 11 of this Form 10-K.

	000000000000000000000	000000000000000000000		000000000000000000000
Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders	—	—		—
Equity compensation plans not approved by security holders (1)	23,978	—	(2)	2,160,848

Total	23,978	—		2,160,848

(1)	The board of directors of our general partner adopted the LTIP in connection with the initial public offering of our common units.

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

As of February 23, 2012, our general partner and its affiliates owned 40,422,004 common units representing a 43.6% limited partner interest in us. In addition, as of February 23, 2012, our general partner owned 1,852,527 general partner units, representing a 2.0% general partner interest in us, as well as incentive distribution rights.

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

Operational stage

Distributions of available cash to our general partner and its affiliates

We will generally make cash distributions of 98.0% to our unitholders pro rata, including Anadarko as the indirect holder of 40,422,004 common units and 2.0% to our general partner, assuming it makes any capital contributions necessary to maintain its 2.0% interest in us. In addition, if distributions exceed the minimum quarterly distribution and other higher target distribution levels, our general partner will be entitled to increasing percentages of the distributions, up to 50.0% of the distributions above the highest target distribution level.

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

•

our obligation to reimburse Anadarko for expenses incurred or payments made on our behalf in conjunction with Anadarko’s provision of general and administrative services to us, including salary and benefits of Anadarko personnel, our public company expenses, general and administrative expenses and salaries and benefits of our executive management who are employees of Anadarko (see Administrative services and reimbursement below for details regarding certain agreements for amounts reimbursed in 2011); and

•	our obligation to reimburse Anadarko for all insurance coverage expenses it incurs or payments it makes with respect to our assets.

The table below reflects the categories of expenses for which the Partnership was obligated to reimburse Anadarko pursuant to the omnibus agreement for the year ended December 31, 2011:

00000
thousands	Year Ended December 31, 2011
Reimbursement of general and administrative expenses	$11,754
Reimbursement of public company expenses	$7,735
Reimbursement of direct expenses related to acquisitions	$—
Reimbursement of commitment fees	$—

Any or all of the provisions of the omnibus agreement are terminable by Anadarko at its option if our general partner is removed without cause and units held by our general partner and its affiliates are not voted in favor of that removal. The omnibus agreement will also generally terminate in the event of a change of control of us or our general partner. See Note 1. Summary of Significant Accounting Policies and Note 5. Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K for a detailed discussion of the equity-based compensation plans applicable to Western Gas Partners, LP.

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

Pursuant to these arrangements, Anadarko performs centralized corporate functions for us, such as legal; accounting; treasury; cash management; investor relations; insurance administration and claims processing; risk management; health, safety and environmental; information technology; human resources; credit; payroll; internal audit; tax; marketing and midstream administration. We reimburse Anadarko for expenses it incurs or payments it makes on our behalf, including salaries and benefits of Anadarko personnel, our public company expenses, our general and administrative expenses and salaries and benefits of our executive management who are also employees of Anadarko.

Under the omnibus agreement, our reimbursement to Anadarko for certain general and administrative expenses it allocates to us was initially capped at $6.0 million annually. This cap was subsequently modified due to the acquisition of additional assets and was $6.9 million for 2009 and $9.0 million for the year ending December 31, 2010. For the year ending December 31, 2011, and thereafter, Anadarko, in accordance with our partnership agreement and the omnibus agreement, has and will continue to determine in its reasonable discretion amounts to be allocated to us for services provided under the omnibus agreement, and such allocations will not be subject to an annual cap.

Indemnification with respect to initial assets. Under the omnibus agreement, Anadarko indemnified us until May 14, 2011, against certain potential environmental claims, losses and expenses associated with the operation of our initial assets, which occurred prior to May 14, 2008, or relate to any investigation, claim or proceeding under environmental laws relating to such assets and pending as of May 14, 2008. The Partnership claimed no indemnities under this provision in the omnibus agreement prior to its expiration on May 14, 2011.

Additionally, Anadarko will continue to indemnify us for losses attributable to the following with respect to our initial assets:

(1) our failure, as of May 14, 2008, to have valid easements, fee title or leasehold interests in and to the lands on which our assets are located, to the extent such failure renders us unable to use or operate our assets in substantially the same manner in which they were used and operated immediately prior to the closing of our initial public offering;

(2) our failure, as of May 14, 2008, to have any consent or governmental permit necessary to allow (i) the transfer of assets from Anadarko to us at May 14, 2008, or (ii) us to use or operate our assets in substantially the same manner in which they were used and operated immediately prior to May 14, 2008;

(3) all income tax liabilities;

(i) attributable to the pre-closing operations of our assets;

(ii) arising from or relating to the formation transactions; or

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

Anadarko’s liability for indemnification is unlimited in amount. Anadarko will not have any obligation to indemnify us, unless a claim for indemnification specifying in reasonable detail the basis for such claim is furnished to us in good faith (a) with respect to a claim under clause (1) or (2) above, prior to the third anniversary date of the closing of our initial public offering or (b) with respect to a claim under clause (3) or (5) above, prior to the first day after expiration of the statute of limitations period applicable to such claim. In no event shall Anadarko be obligated to indemnify us for any losses or income taxes to the extent we have recorded reserves for any such losses or income taxes in our consolidated financial statements as of December 31, 2007, or to the extent we recover any such losses or income taxes under available insurance coverage or from contractual rights against any third party.

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

Through December 31, 2011, there have been no payments or claims to Anadarko related to indemnifications and no payments or claims have been received from Anadarko related to indemnifications.

Services and Secondment Agreement

In connection with our initial public offering, Anadarko and our general partner entered into a services and secondment agreement, pursuant to which specified employees of Anadarko are seconded to our general partner to provide operating, routine maintenance and other services with respect to assets we own and operate under the direction, supervision and control of our general partner. Pursuant to the services and secondment agreement, our general partner reimburses Anadarko for services provided by the seconded employees. The initial term of the services and secondment agreement extends through May 2018 and the term will automatically extend for additional twelve-month periods unless either party provides 180 days written notice of termination before the applicable twelve-month period expires.

Tax Sharing Agreement

In connection with our initial public offering, we entered into a tax sharing agreement pursuant to which we reimburse Anadarko for our estimated share of taxes from all forms of taxation, excluding taxes imposed by the United States, borne by Anadarko on our behalf as a result of our results being included in a combined or consolidated tax return filed by Anadarko with respect to periods including and subsequent to our acquisition of Partnership assets. Anadarko may use its tax attributes to cause its combined or consolidated group, of which we may be a member for this purpose, to owe no tax. Nevertheless, we are required to reimburse Anadarko for the estimated share of taxes that we would have owed had the attributes not been available or used for our benefit, regardless of whether Anadarko pays taxes for the period.

Related-Party Acquisition Agreements

Powder River. In November 2008, we and our subsidiaries entered into the Powder River contribution agreement with Anadarko and several of its affiliates pursuant to which we acquired the Powder River assets (which included the Hilight system, a 50% interest in the Newcastle system and a 14.81% limited liability company membership interest in Fort Union Gas Gathering, LLC (“Fort Union”)) from Anadarko. These assets provide a combination of gathering, processing, compressing and treating services in the Powder River Basin of Wyoming and are connected or adjacent to our MIGC LLC (“MIGC”) pipeline. The consideration consisted of (i) $175.0 million in cash, which was financed by borrowing $175.0 million from Anadarko pursuant to the terms of a five-year term loan agreement, and (ii) the issuance of 2,556,891 of our common units and 52,181 of our general partner units. The acquisition closed on December 19, 2008.

Chipeta. In July 2009, we and our subsidiaries entered into the Chipeta contribution agreement with Anadarko and several of its affiliates. Pursuant to the agreement, we acquired the Chipeta assets from Anadarko for (i) approximately $101.5 million in cash, which was financed by borrowing $101.5 million from Anadarko pursuant to the terms of a 7.0% fixed-rate, three-year term loan agreement, and (ii) the issuance of 351,424 of our common units and 7,172 of our general partner units. These assets provide processing and transportation services in the Greater Natural Buttes area in Uintah County, Utah. The acquisition consisted of a 51% membership interest in Chipeta Processing LLC (“Chipeta”), together with an associated NGL pipeline. Chipeta owns a natural gas processing plant with two processing trains: (i) a refrigeration unit completed in November 2007 with a design capacity of 240 MMcf/d and (ii) a 250 MMcf/d capacity cryogenic unit completed in April 2009.

In November 2009, Chipeta closed its acquisition of a compressor station and processing plant from a third party for $9.1 million, of which $4.5 million was contributed by the noncontrolling interest owners to fund their proportionate share.

Granger. In January 2010, we and our subsidiaries entered into the Granger contribution agreement with Anadarko and several of its affiliates. Pursuant to the agreement, we acquired the Granger assets from Anadarko for (i) approximately $241.7 million in cash, which was financed with $210.0 million of borrowings under the Partnership’s revolving credit facility plus $31.7 million of cash on hand, and (ii) the issuance of 620,689 of our common units and 12,667 of our general partner units.

Wattenberg. In August 2010, we and our subsidiaries entered into the Wattenberg contribution agreement with Anadarko and several of its affiliates. Pursuant to the agreement, we acquired certain midstream assets from Anadarko for (i) $473.1 million in cash consideration, which was funded through (a) $250.0 million borrowed under a term loan agreement, (b) $200.0 million borrowed under the Partnership’s revolving credit facility, and (c) cash on hand, and (ii) the issuance of 1,048,196 of our common units and 21,392 of our general partner units.

White Cliffs. In September 2010, the Partnership and Anadarko closed a series of related transactions through which the Partnership acquired a 10% member interest in White Cliffs Pipeline, LLC (“White Cliffs”). Specifically, the Partnership acquired Anadarko’s 100% ownership interest in Anadarko Wattenberg Company, LLC (“AWC”) for $20.0 million in cash pursuant to a purchase and sale agreement. AWC owned a 0.4% interest in White Cliffs and held an option to increase its interest in White Cliffs. Also, in a series of concurrent transactions, AWC acquired an additional 9.6% interest in White Cliffs from a third party for $18.0 million in cash, subject to post-closing adjustments. As of December 31, 2011, the Partnership holds a 10% interest in White Cliffs and the remaining 90% is held by third parties.

Bison. In July 2011, we and our subsidiaries entered into the Bison contribution agreement with Anadarko and several of its affiliates. Pursuant to the agreement, we acquired certain midstream assets from Anadarko for (i) $25.0 million in cash consideration, which was funded through cash on hand and (ii) the issuance of 2,950,284 of our common units and 60,210 of our general partner units.

Mountain Gas Resources, LLC. In December 2011, we entered into a contribution agreement with Anadarko for the acquisition of a 100% interest in Mountain Gas Resources, LLC, which is discussed further in Note 12. Subsequent Event in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

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

The board of directors of our general partner approved the acquisition of the Powder River assets, the Chipeta assets, the Granger assets, the Wattenberg assets, the Bison assets, Mountain Gas Resources, LLC and AWC, based in part on the recommendations in favor of the acquisitions from, and the granting of special approval under our partnership agreement by, the board’s special committee. The special committee, a committee of independent members of our general partner’s board of directors, retained independent legal and financial advisors to assist it in evaluating and negotiating the acquisitions. In recommending the approval of the acquisitions, the special committee based its decision, in part, on the independent financial advisors’ written opinions representing that the consideration to be paid by us to Anadarko was fair.

Chipeta LLC Agreement

In connection with the Partnership’s acquisition of its 51% membership interest in Chipeta, as discussed above in Related-party Acquisition Agreements, the Partnership became party to Chipeta’s limited liability company agreement, as amended and restated as of July 23, 2009 (the “Chipeta LLC agreement”), together with Anadarko and a third-party member. Among other things, the Chipeta LLC agreement provides the following:

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

Upon acquisition of our interest in Chipeta, we became the managing member of Chipeta. As managing member, we manage the day-to-day operations of Chipeta and receive a management fee from the other members, which is intended to compensate the managing member for the performance of its duties. We may only be removed as the managing member if we are grossly negligent or fraudulent, breach our primary duties or fail to respond in a commercially reasonable manner to written business proposals from the other members, and such behavior, breach or failure has a material adverse effect to Chipeta.

Note Receivable from Anadarko

Concurrent with the closing of our May 2008 initial public offering, we loaned $260.0 million to Anadarko in exchange for a 30-year note bearing interest at a fixed annual rate of 6.50%, payable quarterly.

Note Payable to Anadarko

In December 2008, we entered into a five-year $175.0 million term loan agreement with Anadarko. The interest rate was fixed at 4.00% until November 2010. The term loan agreement was amended in December 2010 to fix the interest rate at 2.82% through maturity in 2013. During the year ended December 31, 2011, we incurred approximately $4.9 million in interest on the loan. We have the option, at any time, to repay the outstanding principal amount in whole or in part.

The provisions of the five-year term loan agreement contain customary events of default, including (i) non-payment of principal when due or non-payment of interest or other amounts within three business days of when due, (ii) certain events of bankruptcy or insolvency with respect to the Partnership and (iii) a change of control.

Commodity Price Swap Agreements

We have commodity price swap agreements with Anadarko to mitigate exposure to commodity price volatility that would otherwise be present as a result of the purchase and sale of natural gas, condensate or NGLs. Notional volumes for each of the swap agreements are not specifically defined; instead, the commodity price swap agreements apply to the actual volume of natural gas, condensate and NGLs purchased and sold at the Hilight, Hugoton, Newcastle, Granger and Wattenberg assets, with various expiration dates through September 2015. In December 2011, we extended the commodity price swap agreements for the Hilight and Newcastle assets through December 2013. In December 2011, we also entered into price swap agreements related to the acquisition of Mountain Gas Resources, LLC, with forward-starting effective dates beginning January 2012. See Note 5. Transactions with Affiliates and Note 12. Subsequent Event in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Gas Gathering and Processing Agreements

We have significant gas gathering and processing arrangements with affiliates of Anadarko on a majority of our systems. Approximately 78% of our gathering, transportation and treating throughput and 70% of our processing throughput for the year ended December 31, 2011 was attributable to natural gas production owned or controlled by Anadarko.

Gas Purchase and Sale Agreements

Substantially all natural gas, NGLs and condensate are sold to Anadarko Energy Services Company (“AESC”), Anadarko’s marketing affiliate. In addition, we purchase natural gas from AESC pursuant to gas purchase agreements. Our gas purchase and sale agreements with AESC are generally one-year contracts, subject to annual renewal.

Equipment Purchase and Sale

In September 2010, we sold idle compressors with a net carrying value of $2.6 million to Anadarko for $2.8 million in cash. The gain on the sale was recorded as an adjustment to Partners’ capital. In November 2010, we purchased compressors with a net carrying value of $0.4 million from Anadarko for $0.4 million in cash.

In November 2011, we purchased equipment with a net carrying value of $2.0 million from Anadarko for $3.8 million in cash, with the difference recorded as an adjustment to Partners’ capital.

Summary of Affiliate Transactions

Revenues from affiliates include amounts earned by us from services provided to Anadarko as well as from the sale of residue gas, condensate and NGLs to Anadarko and its affiliates. In addition, we purchase natural gas from an affiliate of Anadarko pursuant to gas purchase agreements. Operating and maintenance expense includes amounts accrued for or paid to affiliates for the operation of our assets, whether in providing services to affiliates or to third parties, including field labor, measurement and analysis, and other disbursements. A portion of our general and administrative expenses is paid by Anadarko, which results in affiliate transactions pursuant to the reimbursement provisions of the omnibus agreement. Affiliate expenses do not inherently bear a direct relationship to affiliate revenues, and third-party expenses do not necessarily bear a direct relationship to third-party revenues.

The following table summarizes affiliate transactions, including transactions with Anadarko, its affiliates and the general partner:

	00000000000	00000000000	00000000000
	Year Ended December 31,
thousands	2011	2010	2009
Revenues (1)	$505,618	$430,623	$410,524
Cost of product (1)	75,931	63,441	69,892
Operation and maintenance (2)	44,148	38,649	35,305
General and administrative (3)	28,129	19,477	22,810

Operating expenses	148,208	121,567	128,007
Interest income (4)	16,900	16,900	16,900
Interest expense (5)	6,149	10,081	9,336
Distributions to unitholders (6)	68,039	52,337	44,450
Contributions from noncontrolling interest owners	16,476	2,019	34,011
Distributions to noncontrolling interest owners	9,437	6,476	5,410

(1)	Represents amounts recognized under gathering, treating or processing agreements, and purchase and sale agreements.

(2)

Represents expenses incurred under the services and secondment agreement, as applicable. See Note 5. Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

(3)

Represents general and administrative expense incurred under the omnibus agreement, as applicable. See Note 5. Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

(4)	Represents interest income recognized on the note receivable from Anadarko.

(5)

Represents interest expense recognized on the note payable to Anadarko. This line item also includes interest expense, net on affiliate balances related to the Bison assets, White Cliffs investment and Wattenberg assets for periods prior to the acquisition of such assets. See Note 10. Debt and Interest Expense in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

(6)	Represents distributions paid under the partnership agreement.

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

Whenever a conflict arises between our general partner or its affiliates, on the one hand, and us and our limited partners, on the other hand, our general partner will resolve the conflict. Our partnership agreement contains provisions that modify and limit our general partner’s fiduciary duties to our unitholders. Our partnership agreement also restricts the remedies available to our unitholders for actions taken by our general partner that, without those limitations, might constitute breaches of its fiduciary duty. See the caption Special Committee under Item 10 of this Form 10-K.

Our general partner will not be in breach of its obligations under the partnership agreement or its fiduciary duties to us or our unitholders if the resolution of the conflict is any of the following:

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

We have engaged KPMG LLP as our independent registered public accounting firm. The following table presents fees for the audit of the Partnership’s annual consolidated financial statements for the last two fiscal years and for other services provided by KPMG LLP:

	000000000000	000000000000
thousands	2011	2010
Audit fees	$907	$920
Audit-related fees	650	640
Tax	—	—
All other fees	—	—

Total	$1,557	$1,560

Audit fees are primarily for the audit of the Partnership’s consolidated financial statements, including the audit of the effectiveness of the Partnership’s internal controls over financial reporting, and the reviews of the Partnership’s financial statements included in the Forms 10-Q.

Audit-related fees are primarily for other audits, consents, comfort letters and certain financial accounting consultation.

Audit Committee Approval of Audit and Non-Audit Services

The Audit Committee of the Partnership’s general partner has adopted a Pre-Approval Policy with respect to services that may be performed by KPMG LLP. This policy lists specific audit-related services as well as any other services that KPMG LLP is authorized to perform and sets out specific dollar limits for each specific service, which may not be exceeded without additional Audit Committee authorization. The Audit Committee receives quarterly reports on the status of expenditures pursuant to that Pre-Approval Policy. The Audit Committee reviews the policy at least annually in order to approve services and limits for the current year. Any service that is not clearly enumerated in the policy must receive specific pre-approval by the Audit Committee or by its Chairperson, to whom such authority has been conditionally delegated, prior to engagement. During 2011, no fees for services outside the scope of audit, review, or attestation that exceed the waiver provisions of 17 CFR 210.2-01(c)(7)(i)(C) were approved by the Audit Committee.

The Audit Committee has approved the appointment of KPMG LLP as independent registered public accounting firm to conduct the audit of the Partnership’s consolidated financial statements for the year ended December 31, 2012.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

Our consolidated financial statements are included under Item 8 of this Form 10-K. For a listing of these statements and accompanying footnotes, please see the Index to Consolidated Financial Statements under Item 8 of this Form 10-K.

(a)(2) Financial Statement Schedules

Our supplemental quarterly information is included under Part II, Item 8 of this Form 10-K.

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

2.7#

Contribution Agreement, dated as of December 15, 2011, by and among Western Gas Resources, Inc., WGR Asset Holding Company LLC, WGR Holdings, LLC, Western Gas Holdings, LLC, WES GP, Inc., Western Gas Partners, LP, Western Gas Operating, LLC and WGR Operating, LP. (incorporated by reference to Exhibit 2.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on December 15, 2011, File No. 001-34046).

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

3.9

Amendment No. 7 to First Amended and Restated Agreement of Limited Partnership of Western Gas Partners, LP, dated January 13, 2012 (incorporated by reference to Exhibit 3.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on January 17, 2012, File No. 001-34046).

3.10

Certificate of Formation of Western Gas Holdings, LLC (incorporated by reference to Exhibit 3.3 to Western Gas Partners, LP’s Registration Statement on Form S-1 filed on October 15, 2007, File No. 333-146700).

3.11

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

10.12

Amendment No. 1 to Term Loan Agreement due 2013 dated December 20, 2010 by and between Anadarko Petroleum Corporation and Western Gas Partners, LP (incorporated by reference to Exhibit 10.12 to Western Gas Partners, LP’s Report on Form 10-K/A filed on May 5, 2011 File No. 001-34046).

10.13 ‡

Form of Indemnification Agreement by and between Western Gas Holdings, LLC, its Officers and Directors (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to Western Gas Partners, LP’s Registration Statement on Form S-1 filed on January 23, 2008, File No. 333-146700).

10.14 ‡

Western Gas Partners, LP 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.13 to Western Gas Partners, LP’s Quarterly Report on Form 10-Q filed on June 13, 2008, File No. 001-34046).

10.15 ‡

Form of Award Agreement under the Western Gas Partners, LP 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to Western Gas Partners, LP’s Current Report on Form 8-K filed on May 14, 2008, File No. 001-34046).

10.16 ‡

Amended and Restated Western Gas Holdings, LLC Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Western Gas Partners, LP’s Current Report on Form 8-K filed on December 24, 2008, File No. 001-34046).

10.17 ‡

Form of Amended and Restated Award Agreement under Western Gas Holdings, LLC Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Western Gas Partners, LP’s Current Report on Form 8-K filed on December 24, 2008, File No. 001-34046).

Exhibit Number	Description

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

10.20

Amended and Restated Revolving Credit Agreement, dated as of March 24, 2011, among Western Gas Partners, LP, Wells Fargo Bank National Association, as the administrative agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on March 29, 2011, File No. 001-34046).

12.1*	Ratio of Earnings to Fixed Charges.
21.1*	List of Subsidiaries of Western Gas Partners, LP.
23.1*	Consent of KPMG LLP.
31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Schema Document
101.CAL**	XBRL Calculation Linkbase Document
101.LAB**	XBRL Label Linkbase Document
101.PRE**	XBRL Presentation Linkbase Document
101.DEF**	XBRL Definition Linkbase Document

*	Filed herewith

**	Furnished herewith

#	Pursuant to Item 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

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
February 28, 2012

/s/ Benjamin M. Fink
Benjamin M. Fink
Senior Vice President, Chief Financial Officer and Treasurer
Western Gas Holdings, LLC
(as general partner of Western Gas Partners, LP)

Each person whose signature appears below constitutes and appoints Donald R. Sinclair and Benjamin M. Fink, and each of them, either one of whom may act without joinder of the other, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Form 10-K, and to file the same, with all, exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each, and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and each of them, or the substitute or substitutes of any or all of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2012.

Signature	Title (Position with Western Gas Holdings, LLC)

/s/ Robert G. Gwin	Chairman and Director
Robert G. Gwin

/s/ Donald R. Sinclair	President, Chief Executive Officer and Director
Donald R. Sinclair

/s/ Benjamin M. Fink	Senior Vice President, Chief Financial Officer and Treasurer
Benjamin M. Fink

/s/ R. A. Walker	Director
R. A. Walker

/s/ Charles A. Meloy	Director
Charles A. Meloy

/s/ Robert K. Reeves	Director
Robert K. Reeves

/s/ Milton Carroll	Director
Milton Carroll

/s/ Anthony R. Chase	Director
Anthony R. Chase

/s/ James R. Crane	Director
James R. Crane

/s/ David J. Tudor	Director
David J. Tudor