Form 10-Q
period 2012-03-31
Western Gas Partners LP
filed 2012-05-03
CIK 1414475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2012

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from              to

Commission file number: 001-34046

WESTERN GAS PARTNERS, LP

(Exact name of registrant as specified in its charter)

Delaware	26-1075808
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1201 Lake Robbins Drive The Woodlands, Texas	77380 (Zip Code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☑  No ☐

There were 90,773,782 common units outstanding as of April 30, 2012.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WESTERN GAS PARTNERS, LP

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31,
thousands except per-unit amounts	2012	2011 (1)
Revenues – affiliates
Gathering, processing and transportation of natural gas and natural gas liquids	$56,892	$52,536
Natural gas, natural gas liquids and condensate sales	105,653	87,685
Equity income and other, net	4,001	2,946

Total revenues – affiliates	166,546	143,167
Revenues – third parties
Gathering, processing and transportation of natural gas and natural gas liquids	22,263	17,821
Natural gas, natural gas liquids and condensate sales	22,833	18,204
Other, net	600	1,650

Total revenues – third parties	45,696	37,675

Total revenues	212,242	180,842

Operating expenses
Cost of product (2)	83,156	67,183
Operation and maintenance (2)	29,898	26,861
General and administrative (2)	9,924	7,862
Property and other taxes	4,837	4,321
Depreciation, amortization and impairments	26,586	23,643

Total operating expenses	154,401	129,870

Operating income	57,841	50,972
Interest income, net – affiliates	4,225	4,670
Interest expense (3)	(9,581)	(6,111)
Other income (expense), net	458	2,152

Income before income taxes	52,943	51,683
Income tax expense	537	4,832

Net income	52,406	46,851
Net income attributable to noncontrolling interests	4,243	2,954

Net income attributable to Western Gas Partners, LP	$48,163	$43,897

Limited partners’ interest in net income:
Net income attributable to Western Gas Partners, LP	$48,163	$43,897
Pre-acquisition net (income) loss allocated to Parent	—	(8,913)
General partner interest in net (income) loss (4)	(4,339)	(1,448)

Limited partners’ interest in net income (4)	$43,824	$33,536
Net income per common unit – basic and diluted	$0.48	$0.43
Net income per subordinated unit – basic and diluted (5)	$—	$0.41

(1)	Financial information has been recast to include the financial position and results attributable to the Bison and MGR assets. See Note 2.
(2)

Cost of product includes product purchases from Anadarko (as defined in Note 1) of $33.4 million and $17.4 million for the three months ended March 31, 2012 and 2011, respectively. Operation and maintenance includes charges from Anadarko of $12.5 million and $11.9 million for the three months ended March 31, 2012 and 2011, respectively. General and administrative includes charges from Anadarko of $8.5 million and $6.2 million for the three months ended March 31, 2012 and 2011, respectively. See Note 5.

(3)	Includes Affiliate (as defined in Note 1) interest expense of $1.3 million and $1.2 million for the three months ended March 31, 2012 and 2011, respectively. See Note 7.
(4)	Represents net income for periods including and subsequent to the acquisition of the Partnership assets (as defined in Note 1). See Note 4.
(5)	All subordinated units were converted to common units on a one-for-one basis on August 15, 2011. See Note 4.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS PARTNERS, LP

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

thousands except number of units	March 31, 2012	December 31, 2011 (1)
ASSETS
Current assets
Cash and cash equivalents	$39,618	$226,559
Accounts receivable, net	19,978	22,703
Other current assets (2)	7,070	7,186

Total current assets	66,666	256,448
Note receivable – Anadarko	260,000	260,000
Plant, property and equipment
Cost	2,741,828	2,638,013
Less accumulated depreciation	615,627	585,789

Net property, plant and equipment	2,126,201	2,052,224
Goodwill	82,136	82,136
Other intangible assets	52,589	52,858
Equity investments	108,989	109,817
Other assets	23,620	24,143

Total assets	$2,720,201	$2,837,626

LIABILITIES, EQUITY AND PARTNERS’ CAPITAL
Current liabilities
Accounts and natural gas imbalance payables (3)	$27,520	$26,600
Accrued ad valorem taxes	12,485	8,186
Income taxes payable	484	495
Accrued liabilities (4)	81,755	41,315

Total current liabilities	122,244	76,596
Long-term debt – third parties	773,296	494,178
Note payable – Anadarko	175,000	175,000
Deferred income taxes	1,350	107,377
Asset retirement obligations and other	68,288	67,169

Total long-term liabilities	1,017,934	843,724

Total liabilities	1,140,178	920,320
Equity and partners’ capital
Common units (90,773,782 and 90,140,999 units issued and outstanding at March 31, 2012, and December 31, 2011, respectively)	1,416,896	1,495,253
General partner units (1,852,527 and 1,839,613 units issued and outstanding at March 31, 2012, and December 31, 2011, respectively)	33,456	31,729
Parent net investment	—	269,600

Total partners’ capital	1,450,352	1,796,582
Noncontrolling interests	129,671	120,724

Total equity and partners’ capital	1,580,023	1,917,306

Total liabilities, equity and partners’ capital	$2,720,201	$2,837,626

(1)	Financial information has been recast to include the financial position and results attributable to the MGR assets. See Note 2.
(2)	Other current assets includes natural gas imbalance receivables from affiliates of $0.4 million and $0.5 million as of March 31, 2012, and December 31, 2011, respectively.
(3)	Accounts and natural gas imbalance payables includes amounts payable to affiliates of $5.3 million and $5.9 million as of March 31, 2012, and December 31, 2011, respectively.
(4)	Accrued liabilities include amounts payable to affiliates of $18.9 million and $0.3 million as of March 31, 2012, and December 31, 2011, respectively. See Note 5.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS PARTNERS, LP

CONSOLIDATED STATEMENT OF EQUITY AND PARTNERS’ CAPITAL

(UNAUDITED)

	Partners’ Capital
thousands	Parent Net Investment	Common Units	General Partner Units	Noncontrolling Interests	Total
Balance at December 31, 2011 (1)	$269,600	$1,495,253	$31,729	$120,724	$1,917,306
Net income	—	43,824	4,339	4,243	52,406
Contributions from noncontrolling interest owners	—	—	—	9,849	9,849
Distributions to noncontrolling interest owners	—	—	—	(5,145)	(5,145)
Distributions to unitholders	—	(39,940)	(3,087)	—	(43,027)
Acquisition from affiliates	(482,701)	23,458	479	—	(458,764)
Contributions of equity-based compensation from Parent	—	1,095	22	—	1,117
Net pre-acquisition contributions from (distributions to) Parent	106,597	(106,597)	—	—	—
Net distributions of other assets to Parent	—	(2,972)	(28)	—	(3,000)
Elimination of net deferred tax liabilities	106,504	—	—	—	106,504
Non-cash equity-based compensation and other	—	2,775	2	—	2,777

Balance at March 31, 2012	$—	$1,416,896	$33,456	$129,671	$1,580,023

(1)	Financial information has been recast to include the financial position and results attributable to the MGR assets. See Note 2.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS PARTNERS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
thousands	2012	2011 (1)
Cash flows from operating activities
Net income	$52,406	$46,851
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairments	26,586	23,643
Deferred income taxes	477	2,453
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	4,709	(9,911)
Increase (decrease) in accounts and natural gas imbalance payables and accrued liabilities, net	9,245	7,308
Change in other items, net	1,143	1,626

Net cash provided by operating activities	94,566	71,970
Cash flows from investing activities
Capital expenditures	(61,071)	(21,010)
Acquisitions from affiliates	(463,232)	—
Acquisitions from third parties	—	(303,602)
Investments in equity affiliates	—	(93)
Proceeds from sale of assets to affiliates	—	153

Net cash used in investing activities	(524,303)	(324,552)
Cash flows from financing activities
Borrowings, net of debt issuance costs	319,000	556,340
Repayments of debt	(40,000)	(389,000)
Proceeds from issuance of common and general partner units, net of offering expenses	—	132,796
Distributions to unitholders	(43,027)	(30,564)
Contributions from noncontrolling interest owners	9,849	960
Distributions to noncontrolling interest owners	(5,145)	(4,364)
Net contributions from (distributions to) Parent	2,119	(9,819)

Net cash provided by financing activities	242,796	256,349

Net increase (decrease) in cash and cash equivalents	(186,941)	3,767
Cash and cash equivalents at beginning of period	226,559	27,074

Cash and cash equivalents at end of period	$39,618	$30,841

Supplemental disclosures
Elimination of net deferred tax liabilities	$106,504	$—
Transfer of Brasada and Lancaster capital expenditures	$19,197	$—
Increase (decrease) in accrued capital expenditures	$17,752	$(3,928)
Interest paid	$1,986	$5,009
Interest received	$4,225	$4,225
Taxes paid	$72	$—

(1)	Financial information has been recast to include the financial position and results attributable to the Bison and MGR assets. See Note 2.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

General. Western Gas Partners, LP (the “Partnership”), which closed its initial public offering to become publicly traded in 2008, is a growth-oriented Delaware master limited partnership formed by Anadarko Petroleum Corporation in 2007 to own, operate, acquire and develop midstream energy assets. As of March 31, 2012, the Partnership’s assets include thirteen gathering systems, seven natural gas treating facilities, ten natural gas processing facilities, two NGL pipelines, one interstate gas pipeline, one intrastate gas pipeline and interests accounted for under the equity method in Fort Union Gas Gathering, LLC (“Fort Union”), White Cliffs Pipeline, LLC (“White Cliffs”) and Rendezvous Gas Services, LLC (“Rendezvous”). The Partnership’s assets are located in East, West and South Texas, the Rocky Mountains (Colorado, Utah and Wyoming), and the Mid-Continent (Kansas and Oklahoma). The Partnership is engaged in the business of gathering, processing, compressing, treating and transporting natural gas, condensate, NGLs and crude oil for Anadarko Petroleum Corporation and its consolidated subsidiaries, as well as third-party producers and customers.

For purposes of these consolidated financial statements, the “Partnership” refers to Western Gas Partners, LP and its subsidiaries. The Partnership’s general partner is Western Gas Holdings, LLC (the “general partner” or “GP”), a wholly owned subsidiary of Anadarko Petroleum Corporation. “Anadarko” or “Parent” refers to Anadarko Petroleum Corporation and its consolidated subsidiaries, excluding the Partnership and the general partner. “Affiliates” refers to wholly owned and partially owned subsidiaries of Anadarko, excluding the Partnership, and also refers to Fort Union, White Cliffs and Rendezvous.

Basis of presentation. The accompanying consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The consolidated financial statements include the accounts of the Partnership and entities in which it holds a controlling financial interest, with all significant intercompany transactions eliminated. Investments in non-controlled entities over which the Partnership exercises significant influence are accounted for under the equity method. The Partnership proportionately consolidates its 50% share of the assets, liabilities, revenues and expenses attributable to the Newcastle system in the accompanying consolidated financial statements.

In July 2009, the Partnership acquired a 51% interest in Chipeta Processing LLC (“Chipeta”) and became party to Chipeta’s limited liability company agreement, as amended and restated (the “Chipeta LLC agreement”). As of March 31, 2012, Chipeta is owned 51% by the Partnership, 24% by Anadarko and 25% by a third-party member. The interests in Chipeta held by Anadarko and the third-party member are reflected as noncontrolling interests in the Partnership’s consolidated financial statements for all periods presented.

The information furnished herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of financial position as of March 31, 2012, and December 31, 2011, results of operations for the three months ended March 31, 2012 and 2011, statement of equity and partners’ capital for the three months ended March 31, 2012, and statements of cash flows for the three months ended March 31, 2012 and 2011. The Partnership’s financial results for the three months ended March 31, 2012, are not necessarily indicative of the expected results for the full year ending December 31, 2012.

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

Presentation of Partnership assets. References to the “Partnership assets” refer collectively to the assets owned by the Partnership as of March 31, 2012. Because of Anadarko’s control of the Partnership through its ownership of the general partner, each acquisition of Partnership assets through March 31, 2012, except for the acquisitions of the Platte Valley assets and the 9.6% interest in White Cliffs from third parties, was considered a transfer of net assets between entities under common control. As such, the Partnership assets acquired by the Partnership from Anadarko are initially recorded at Anadarko’s historic carrying value, the value of which does not correlate to the total acquisition price paid by the Partnership. Further, after each acquisition of assets from Anadarko, the Partnership is required to recast its financial statements to include the activities of the Partnership assets as of the date of common control. See Note 2.

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

Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, the accompanying consolidated financial statements and notes should be read in conjunction with the Partnership’s 2011 Form 10-K, as filed with the SEC on February 28, 2012. Management believes that the disclosures made are adequate to make the information not misleading. Certain prior-period amounts have been reclassified to conform to the current-year presentation.

Recently adopted accounting standard. In May 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) that further addresses fair value measurement accounting and related disclosure requirements. The ASU clarifies the FASB’s intent regarding the application of existing fair value measurement and disclosure requirements, changes the fair value measurement requirements for certain financial instruments, and sets forth additional disclosure requirements for other fair value measurements. The ASU is to be applied prospectively and is effective for periods beginning after December 15, 2011. The Partnership adopted the ASU effective January 1, 2012. The adoption of the requirements of the ASU, which expanded disclosures, had no effect on the Partnership’s results of operations or financial position.

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2.  ACQUISITIONS

The following table presents the acquisitions completed by the Partnership during 2012 and 2011 and details the funding for those acquisitions through borrowings, cash on hand and/or the issuance of Partnership equity:

thousands except unit and percent amounts	Acquisition Date	Percentage Acquired	Borrowings	Cash On Hand	Common Units Issued	GP Units Issued
Platte Valley (1)	02/28/11	100%	$303,000	$602	—	—
Bison (2)	07/08/11	100%	—	25,000	2,950,284	60,210
MGR (3)	01/13/12	100%	299,000	159,587	632,783	12,914

(1)

The assets acquired from a third party include (i) a natural gas gathering system and related compression and other ancillary equipment, and (ii) cryogenic gas processing facilities. These assets, located in the Denver-Julesburg Basin, are referred to collectively as the “Platte Valley assets” and the acquisition as the “Platte Valley acquisition.” An adjustment to intangible assets of $1.6 million was recorded in August 2011, representing the final allocation of the purchase price.

(2)

The Bison gas treating facility acquired from Anadarko is located in the Powder River Basin in northeastern Wyoming and includes (i) three amine treating units, (ii) compressor units, and (iii) generators. These assets are referred to collectively as the “Bison assets” and the acquisition as the “Bison acquisition.” The Bison assets are the only treating and delivery point into the third-party-owned Bison pipeline. Anadarko began construction of the Bison assets in 2009 and placed them in service in June 2010. See further information below.

(3)

Mountain Gas Resources LLC (“MGR”), acquired from Anadarko, owns (i) the Red Desert Complex, located in the greater Green River Basin in southwestern Wyoming, including the Patrick Draw processing plant, the Red Desert processing plant, gathering lines, and related facilities, (ii) a 22% interest in Rendezvous, which owns a gathering system serving the Jonah and Pinedale Anticline fields in southwestern Wyoming, and (iii) certain additional midstream assets and equipment. These assets are collectively referred to as the “MGR assets” and the acquisition as the “MGR acquisition.” See further information below.

Platte Valley acquisition. The Platte Valley acquisition was accounted for under the acquisition method of accounting, whereby the Platte Valley assets and liabilities were recorded in the consolidated balance sheet at their estimated fair value as of the acquisition date. Results of operations attributable to the Platte Valley assets were included in the Partnership’s consolidated statements of income beginning on the acquisition date in the first quarter of 2011. The intangible asset balance in the Partnership’s consolidated balance sheets represents the fair value, net of amortization, related to the contracts assumed by the Partnership in connection with the Platte Valley acquisition in February 2011, which dedicate certain customers’ field production to the acquired gathering and processing system.

The following table presents the unaudited pro forma condensed financial information of the Partnership as if the Platte Valley acquisition had occurred on January 1, 2011:

Three Months Ended
thousands except per-unit amount	March 31, 2011
Revenues	$196,881
Net income	49,577
Net income attributable to Western Gas Partners, LP	46,623
Net income per common unit – basic and diluted	$0.47

Bison and MGR acquisitions. As transfers of net assets between entities under common control, the Partnership’s historical financial statements previously filed with the SEC have been recast in this Form 10-Q to include the results attributable to the Bison and MGR assets as if the Partnership owned such assets for all periods presented. The consolidated financial statements for periods prior to the Partnership’s acquisition of the Partnership assets have been prepared from Anadarko’s historical cost-basis accounts and may not necessarily be indicative of the actual results of operations that would have occurred if the Partnership had owned the assets during the periods reported.

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2.  ACQUISITIONS (CONTINUED)

The following table presents the impact to the historical consolidated statements of income attributable to the Bison and MGR assets, including the elimination of intercompany activity between such assets:

	Three Months Ended March 31, 2011
thousands	Partnership Historical	Bison Assets	MGR Assets	Eliminations	Combined
Revenues	$135,993	$5,592	$39,271	$(14)	$180,842
Net income	37,938	1,627	7,286	—	46,851

MGR acquisition. For all periods presented, other assets on the Partnership’s consolidated balance sheets include a $0.7 million receivable recognized in conjunction with the capital lease component of a processing agreement assumed in connection with the MGR acquisition. The agreement, in which the Partnership is the lessor, extends through November 2014. Other assets also include $4.6 million related to the unguaranteed residual value of the processing plant included in the processing agreement, based on a measurement of fair value estimated when the plant was acquired by Anadarko in 2006. Interest income related to the capital lease is recorded to other income (expense), net on the accompanying consolidated statements of income.

3.  PARTNERSHIP DISTRIBUTIONS

The partnership agreement requires the Partnership to distribute all of its available cash (as defined in the partnership agreement) to unitholders of record on the applicable record date within 45 days of the end of each quarter. The Partnership declared the following cash distributions to its unitholders for the periods presented:

thousands except per-unit amounts Quarters Ended	Total Quarterly Distribution per Unit	Total Cash Distribution	Date of Distribution
March 31, 2011	$0.390	$33,168	May 2011
March 31, 2012 (1)	$0.460	$46,053	May 2012

(1)

On April 19, 2012, the board of directors of the Partnership’s general partner declared a cash distribution to the Partnership’s unitholders of $0.46 per unit, or $46.1 million in aggregate, including incentive distributions. The cash distribution is payable on May 14, 2012, to unitholders of record at the close of business on April 30, 2012.

4.  EQUITY AND PARTNERS’ CAPITAL

Equity offerings. The Partnership completed the following public equity offerings during 2011:

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

(UNAUDITED)

4.  EQUITY AND PARTNERS’ CAPITAL (CONTINUED)

Common and general partner units. The Partnership’s common units are listed on the New York Stock Exchange under the symbol “WES.”

Conversion of subordinated units. Upon payment of the cash distribution for the second quarter of 2011, the requirements for the conversion of all subordinated units were satisfied under the Partnership’s limited partnership agreement. As a result, the 26,536,306 subordinated units were converted on August 15, 2011, on a one-for-one basis, into common units. For purposes of calculating net income per common and subordinated unit, the conversion of the subordinated units is deemed to have occurred on July 1, 2011. The Partnership’s net income was allocated to the general partner and the limited partners, including the holders of the subordinated units, through June 30, 2011, in accordance with their respective ownership percentages. The conversion does not impact the amount of the cash distribution paid or the total number of the Partnership’s outstanding units representing limited partner interests.

Anadarko holdings of Partnership equity. As of March 31, 2012, Anadarko held 1,852,527 general partner units representing a 2.0% general partner interest in the Partnership, 40,422,004 common units representing a 43.6% limited partner interest, and 100% of the Partnership’s IDRs. The public held 50,351,778 common units, representing a 54.4% interest in the Partnership.

The Partnership’s net income for periods including and subsequent to the acquisition of the Partnership assets (as defined in Note 2) is allocated to the general partner and the limited partners consistent with actual cash distributions, including incentive distributions allocable to the general partner. Undistributed earnings (net income in excess of distributions) or undistributed losses (available cash in excess of net income) are then allocated to the general partner and the limited partners in accordance with their respective ownership percentages (see Note 1).

Basic and diluted net income per common unit is calculated by dividing the limited partners’ interest in net income by the weighted average number of common units outstanding during the period. The common units issued in connection with acquisitions and equity offerings are included on a weighted-average basis for periods they were outstanding.

The following table illustrates the Partnership’s calculation of net income per unit for common and subordinated units:

	Three Months Ended March 31,
thousands except per-unit amounts	2012	2011
Net income attributable to Western Gas Partners, LP	$48,163	$43,897
Pre-acquisition net (income) loss allocated to Parent	—	(8,913)
General partner interest in net (income) loss	(4,339)	(1,448)

Limited partners’ interest in net income	$43,824	$33,536

Net income allocable to common units	$43,824	$22,587
Net income allocable to subordinated units	—	10,949

Limited partners’ interest in net income	$43,824	$33,536

Net income per unit – basic and diluted
Common units	$0.48	$0.43
Subordinated units	$—	$0.41

Weighted average units outstanding – basic and diluted
Common units	90,690	52,145
Subordinated units	—	26,536

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Cash management. Anadarko operates a cash management system whereby excess cash from most of its subsidiaries, held in separate bank accounts, is generally swept to centralized accounts. Prior to the Partnership’s acquisitions of the Partnership assets, third-party sales and purchases related to such assets were received or paid in cash by Anadarko within its centralized cash management system. Anadarko charged or credited the Partnership interest at a variable rate on outstanding affiliate balances for the periods these balances remained outstanding. The outstanding affiliate balances were entirely settled through an adjustment to parent net investment in connection with the acquisition of the Partnership assets. Subsequent to the acquisition of the Partnership assets, transactions related to such assets are cash-settled directly with third parties and with Anadarko affiliates, and affiliate-based interest expense on current intercompany balances is not charged, except for Chipeta, which cash settles transactions directly with third parties and with Anadarko.

Note receivable from and amounts payable to Anadarko. Concurrent with the closing of the Partnership’s May 2008 initial public offering, the Partnership loaned $260.0 million to Anadarko in exchange for a 30-year note bearing interest at a fixed annual rate of 6.50%, payable quarterly. The fair value of the note receivable from Anadarko was approximately $308.2 million and $303.7 million at March 31, 2012, and December 31, 2011, respectively. The fair value of the note reflects consideration of credit risk and any premium or discount for the differential between the stated interest rate and quarter-end market interest rate, based on quoted market prices of similar debt instruments. Accordingly, the fair value of the note receivable from Anadarko is measured using Level 2 inputs.

In addition, in December 2008, the Partnership entered into a term loan agreement with Anadarko. See Note 7.

During the first quarter of 2012, the board of directors of the Partnership’s general partner approved the continued construction by the Partnership of the Brasada and Lancaster gas processing facilities in South Texas and northeast Colorado, respectively, which were previously under construction by Anadarko. The Partnership agreed to reimburse Anadarko for $18.9 million of certain expenditures Anadarko incurred in 2011 related to the Brasada and Lancaster plants. In February 2012, these expenditures were transferred to the Partnership and a corresponding current payable was established, which the Partnership expects to repay during 2012.

Commodity price swap agreements. The Partnership has commodity price swap agreements with Anadarko to mitigate exposure to commodity price volatility that would otherwise be present as a result of the purchase and sale of natural gas, condensate or NGLs. Notional volumes for each of the swap agreements are not specifically defined; instead, the commodity price swap agreements apply to the actual volume of natural gas, condensate and NGLs purchased and sold at the Granger, Hilight, Hugoton, Newcastle, MGR and Wattenberg assets, with various expiration dates through December 2016. The commodity price swap agreements do not satisfy the definition of a derivative financial instrument and, therefore, are not required to be measured at fair value. The Partnership has not entered into any new commodity price swap agreements since the fourth quarter of 2011.

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.  TRANSACTIONS WITH AFFILIATES (CONTINUED)

Below is a summary of the fixed price ranges on the Partnership’s commodity price swap agreements outstanding as of March 31, 2012:

	Year Ended December 31,
per barrel except natural gas	2012	2013	2014	2015	2016
Ethane	$ 18.21 – 29.78	$ 18.32 – 30.10	$ 18.36 – 30.53	$ 18.41 – 23.41	$23.11
Propane	$ 45.23 – 57.97	$ 45.90 – 55.84	$ 46.47 – 53.78	$ 47.08 – 52.99	$52.90
Isobutane	$ 57.50 – 80.98	$ 60.44 – 77.66	$ 61.24 – 75.13	$ 62.09 – 74.02	$73.89
Normal butane	$ 52.40 – 71.15	$ 53.20 – 68.24	$ 53.89 – 66.01	$ 54.62 – 65.04	$64.93
Natural gasoline	$ 69.77 – 89.51	$ 70.89 – 92.23	$ 71.85 – 83.04	$ 72.88 – 81.82	$81.68
Condensate	$ 72.73 – 89.51	$ 74.04 – 85.84	$ 75.22 – 83.04	$ 76.47 – 81.82	$81.68
Natural gas (per MMbtu)	$ 3.62 – 5.97	$ 3.75 – 6.09	$ 4.45 – 6.20	$ 4.66 – 5.96	$4.87

The following table summarizes realized gains and losses on commodity price swap agreements:

	Three Months Ended March 31,
thousands	2012	2011
Gains (losses) on commodity price swap agreements related to sales: (1)
Natural gas sales	$9,850	$6,808
Natural gas liquids sales	354	(5,841)

Total	10,204	967
Losses on commodity price swap agreements related to purchases (2)	(17,192)	(6,206)

Net gains (losses) on commodity price swap agreements	$(6,988)	$(5,239)

(1)	Reported in Affiliate natural gas, NGLs and condensate sales in the Partnership’s consolidated statements of income in the period in which the related sale is recorded.
(2)	Reported in cost of product in the Partnership’s consolidated statements of income in the period in which the related purchase is recorded.

Gas gathering and processing agreements. The Partnership has significant gas gathering and processing arrangements with affiliates of Anadarko on a majority of its systems. Approximately 76% and 74% of the Partnership’s gathering, transportation and treating throughput for the three months ended March 31, 2012 and 2011, respectively, was attributable to natural gas production owned or controlled by Anadarko. Approximately 57% and 65% of the Partnership’s processing throughput for the three months ended March 31, 2012 and 2011, respectively, was attributable to natural gas production owned or controlled by Anadarko.

In connection with the MGR acquisition, the Partnership entered into 10-year, fee-based gathering and processing agreements with Anadarko effective December 1, 2011, for all affiliate throughput on the MGR assets.

Equity incentive plan and Anadarko incentive plans. The Partnership’s general and administrative expenses include equity-based compensation costs allocated by Anadarko to the Partnership for grants made pursuant to (i) Western Gas Holdings, LLC Equity Incentive Plan, as amended and restated (the “Incentive Plan”) and (ii) the Anadarko Petroleum Corporation 1999 Stock Incentive Plan and the Anadarko Petroleum Corporation 2008 Omnibus Incentive Compensation Plan (Anadarko’s plans are referred to collectively as the “Anadarko Incentive Plans”).

Under the Incentive Plan, participants are granted Unit Value Rights (“UVRs”), Unit Appreciation Rights (“UARs”) and Dividend Equivalent Rights (“DERs”). UVRs and UARs granted under the Incentive Plan in 2012 and 2011 were collectively valued at $718.00 per unit and $634.00 per unit as of March 31, 2012, and December 31, 2011, respectively. The Partnership’s general and administrative expense for the three months ended March 31, 2012 and 2011 included approximately $4.1 million and $2.0 million, respectively, of allocated equity-based compensation expense for grants made pursuant to the Incentive Plan and Anadarko Incentive Plans.

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.  TRANSACTIONS WITH AFFILIATES (CONTINUED)

Equipment purchase. In March 2012, the Partnership purchased equipment with a net carrying value of $0.6 million from Anadarko for $4.5 million in cash, with the difference recorded as an adjustment to Partners’ capital.

During 2011, as described in Note receivable from and amounts payable to Anadarko above, Anadarko purchased equipment related to the construction of the Brasada and Lancaster gas processing facilities. In the first quarter of 2012, this equipment was transferred to the Partnership and is included in the balance of property, plant and equipment as of March 31, 2012. See Note 6.

Summary of affiliate transactions. Affiliate transactions include revenue from affiliates, reimbursement of operating expenses and purchases of natural gas. The following table summarizes affiliate transactions, including transactions with Anadarko, its affiliates and the general partner:

	Three Months Ended March 31,
thousands	2012	2011
Revenues (1)	$166,546	$143,167
Cost of product (1)	33,426	17,391
Operation and maintenance (2)	12,473	11,938
General and administrative (3)	8,483	6,200

Operating expenses	54,382	35,529
Interest income, net (4)	4,225	4,670
Interest expense (5)	1,315	1,234
Distributions to unitholders (6)	20,872	15,085
Contributions from noncontrolling interest owners	4,824	960
Distributions to noncontrolling interest owners	2,520	3,014

(1)	Represents amounts recognized under gathering, treating or processing agreements, and purchase and sale agreements.
(2)

Represents expenses incurred under the services and secondment agreement for periods including and subsequent to the Partnership’s acquisition of the Partnership assets, as well as expenses incurred by Anadarko on a historical basis related to Partnership assets prior to the acquisition of such assets by the Partnership.

(3)

Represents general and administrative expense incurred under the omnibus agreement for periods including and subsequent to the Partnership’s acquisition of the Partnership assets, as well as a management services fee not within the scope of the omnibus agreement for reimbursement of expenses incurred by Anadarko for periods prior to the acquisition of the Partnership assets by the Partnership.

(4)

Represents interest income recognized on the note receivable from Anadarko. This line item also includes interest income, net on affiliate balances related to the Bison and MGR assets for periods prior to the acquisition of such assets. Beginning December 7, 2011, Anadarko discontinued charging interest on intercompany balances. The outstanding affiliate balances on the Bison and MGR assets prior to their acquisition were entirely settled through an adjustment to parent net equity.

(5)	Represents interest expense recognized on the note payable to Anadarko.
(6)	Represents distributions paid under the partnership agreement.

Concentration of credit risk. Anadarko was the only customer from whom revenues exceeded 10% of the Partnership’s consolidated revenues for all periods presented on the Partnership’s consolidated statements of income.

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.  PROPERTY, PLANT AND EQUIPMENT

A summary of the historical cost of the Partnership’s property, plant and equipment is as follows:

thousands	Estimated Useful Life	March 31, 2012	December 31, 2011
Land	n/a	$364	$364
Gathering systems	5 to 47 years	2,463,764	2,437,152
Pipelines and equipment	15 to 45 years	90,961	90,883
Assets under construction	n/a	181,206	104,687
Other	3 to 25 years	5,533	4,927

Total property, plant and equipment		2,741,828	2,638,013
Accumulated depreciation		615,627	585,789

Net property, plant and equipment		$2,126,201	$2,052,224

The cost of property classified as “Assets under construction” is excluded from capitalized costs being depreciated. These amounts represent property that is not yet suitable to be placed into productive service as of the respective balance sheet date. Assets under construction includes $18.9 million related to the transfer of the Brasada and Lancaster gas processing facilities (see Note 5), and $0.3 million of related capitalized interest. In addition, property, plant and equipment cost and third-party accrued liability balances in the Partnership’s consolidated balance sheets each include $32.7 million and $15.0 million of accrued capital as of March 31, 2012, and December 31, 2011, respectively, representing estimated capital expenditures for which invoices had not yet been processed.

7.  DEBT AND INTEREST EXPENSE

The following table presents the Partnership’s outstanding debt as of March 31, 2012, and December 31, 2011:

	March 31, 2012			December 31, 2011
thousands	Principal	Carrying Value	Fair Value	Principal	Carrying Value	Fair Value
Revolving credit facility	$279,000	$279,000	$279,000	$—	$—	$—
5.375% Senior Notes due 2021	500,000	494,296	499,950	500,000	494,178	499,950
Note payable to Anadarko	175,000	175,000	175,181	175,000	175,000	174,528

Total debt outstanding (1)	$954,000	$948,296	$954,131	$675,000	$669,178	$674,478

(1)

The Partnership’s consolidated balance sheets include accrued interest expense of $9.7 million and $2.7 million as of March 31, 2012, and December 31, 2011, respectively, which is included in accrued liabilities.

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.  DEBT AND INTEREST EXPENSE (CONTINUED)

Fair value of debt. The fair value of debt reflects any premium or discount for the difference between the stated interest rate and the quarter-end market interest rate and is based on quoted market prices for identical instruments, if available, or based on valuations of similar debt instruments. Accordingly, the fair value of the debt instruments in the table above is measured using Level 2 inputs.

Debt activity. The following table presents the debt activity of the Partnership for the three months ended March 31, 2012:

thousands	Carrying Value
Balance as of December 31, 2011	$669,178
Revolving credit facility borrowings	319,000
Repayment of revolving credit facility	(40,000)
Other and changes in debt discount	118

Balance as of March 31, 2012	$948,296

5.375% Senior Notes due 2021. In May 2011, the Partnership completed the offering of $500.0 million aggregate principal amount of 5.375% Senior Notes due 2021 (the “Notes”) at a price to the public of 98.778% of the face amount of the Notes. Including the effects of the issuance and underwriting discounts, the effective interest rate is 5.648%.

The Notes are fully and unconditionally guaranteed on a senior unsecured basis by each of the Partnership’s wholly owned subsidiaries (the “Subsidiary Guarantors”). The Subsidiary Guarantors’ guarantees will be released if the Subsidiary Guarantors are released from their obligations under the Partnership’s revolving credit facility. See Note 9 for the condensed financial statements of the Subsidiary Guarantors. At March 31, 2012, the Partnership was in compliance with all covenants under the Notes.

The Notes and obligations under the revolving credit facility (“RCF”) are recourse to the Partnership’s general partner. In turn, the Partnership’s general partner has been indemnified by a wholly owned Affiliate of Anadarko against any claims made against the general partner under the Notes and RCF. The foregoing description is qualified in its entirety by reference to the full text of the Indemnity Agreement, a copy of which is filed with this Form 10-Q as Exhibit 10.1, and is incorporated herein by reference.

Note payable to Anadarko. In December 2008, the Partnership entered into a five-year $175.0 million term loan agreement with Anadarko. The term loan agreement was amended in December 2010 to fix the interest rate at 2.82% through maturity in 2013. The Partnership has the option, at any time, to repay the outstanding principal amount in whole or in part.

The provisions of the five-year term loan agreement contain customary events of default, including (i) non-payment of principal when due or non-payment of interest or other amounts within three business days of when due, (ii) certain events of bankruptcy or insolvency with respect to the Partnership and (iii) a change of control. At March 31, 2012, the Partnership was in compliance with all covenants under this agreement.

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.  DEBT AND INTEREST EXPENSE (CONTINUED)

Revolving credit facility. In March 2011, the Partnership entered into an amended and restated $800.0 million senior unsecured RCF which matures in March 2016 and bears interest at London Interbank Offered Rate (“LIBOR”) plus applicable margins currently ranging from 1.30% to 1.90%, or an alternate base rate equal to the greatest of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 0.5%, or (c) LIBOR plus 1%, plus applicable margins currently ranging from 0.30% to 0.90%. The interest rate was 1.74% and 1.80% at March 31, 2012, and December 31, 2011, respectively. The Partnership is required to pay a quarterly facility fee currently ranging from 0.20% to 0.35% of the commitment amount (whether used or unused), based upon the Partnership’s senior unsecured debt rating. The facility fee rate was 0.25% at March 31, 2012, and December 31, 2011. All amounts due under the RCF are unconditionally guaranteed by the Partnership’s wholly owned subsidiaries. As of March 31, 2012, $279.0 million was outstanding under the RCF ($521.0 million available for borrowing) and the Partnership was in compliance with all covenants under the RCF. As discussed above in the paragraph describing the Notes, the Partnership’s obligations under the RCF are recourse to the Partnership’s general partner.

Wattenberg term loan. In connection with the Wattenberg acquisition, in August 2010 the Partnership borrowed $250.0 million under a three-year term loan from a group of banks (“Wattenberg term loan”). The Wattenberg term loan incurred interest at LIBOR plus a margin ranging from 2.50% to 3.50% depending on the Partnership’s consolidated leverage ratio as defined in the Wattenberg term loan agreement. The Partnership repaid the Wattenberg term loan in full in March 2011 using borrowings from its RCF and recognized $1.3 million of accelerated amortization expense related to its early repayment.

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

Interest expense. The following table summarizes the amounts included in interest expense:

	Three Months Ended March 31,
thousands	2012	2011
Third Parties
Interest expense on long-term debt	$7,915	$2,676
Amortization of debt issuance costs and commitment fees (1)	1,008	2,201
Capitalized interest	(657)	—

Total interest expense – third parties	8,266	4,877

Affiliates
Interest expense on note payable to Anadarko	1,234	1,234
Interest expense, net on affiliate balances	81	—

Total interest expense – affiliates	1,315	1,234

Interest expense	$9,581	$6,111

(1)	For the three months ended March 31, 2012, includes $0.2 million of amortization of the original issue discount and underwriters’ fees related to the Notes.

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8.  COMMITMENTS AND CONTINGENCIES

Litigation and legal proceedings. In March 2011, DCP Midstream LP (“DCP”) filed a lawsuit against Anadarko and others, including a Partnership subsidiary, Kerr-McGee Gathering LLC, in Weld County District Court (the “Court”) in Colorado, alleging that Anadarko and its affiliates diverted gas from DCP’s gathering and processing facilities in breach of certain dedication agreements. In addition to various claims against Anadarko, DCP is claiming unjust enrichment and other damages against Kerr-McGee Gathering LLC, the entity which holds the Wattenberg assets. Anadarko countersued DCP asserting that DCP has not properly allocated values and charges to Anadarko for the gas that DCP gathers and/or processes, and seeks a judgment that DCP has no valid gathering or processing rights to much of the gas production it is claiming, in addition to other claims. In July 2011, the Court denied the defendants’ motion to dismiss without ruling on the merits and the case is in the discovery phase. Trial is set for October 2013. Management does not believe the outcome of this proceeding will have a material effect on the Partnership’s financial condition, results of operations or cash flows. The Partnership intends to vigorously defend this litigation. Furthermore, without regard to the merit of DCP’s claims, management believes that the Partnership has adequate contractual indemnities covering the claims against it in this lawsuit.

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

Lease commitments. Anadarko, on behalf of the Partnership, has entered into lease agreements for corporate offices, shared field offices and a warehouse supporting the Partnership’s operations. The leases for the shared field offices extend through 2018, and the lease for the warehouse extends through February 2014 and includes an early termination clause. During 2011, Anadarko entered into a lease agreement for the Partnership’s corporate offices that extends through March 2017. Anadarko, on behalf of the Partnership, continues to lease certain other compression equipment under leases expiring through January 2015.

Rent expense associated with the office, warehouse and equipment leases was approximately $0.7 million and $1.0 million for the three months ended March 31, 2012 and 2011, respectively.

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

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

	Statement of Income Three Months Ended March 31, 2012
thousands	Western Gas Partners, LP	Subsidiary Guarantors	Non- Guarantor Subsidiary	Eliminations	Consolidated
Revenues	$10,204	$180,774	$21,264	$—	$212,242
Operating expenses	26,475	115,319	12,607	—	154,401

Operating income (loss)	(16,271)	65,455	8,657	—	57,841
Interest income, net – affiliates	4,225	—	—	—	4,225
Interest expense	(9,506)	(75)	—	—	(9,581)
Other income (expense), net	61	394	3	—	458
Equity income	69,653	4,416	—	(74,069)	—

Income before income taxes	48,162	70,190	8,660	(74,069)	52,943
Income tax expense	—	537	—	—	537

Net income	48,162	69,653	8,660	(74,069)	52,406
Net income attributable to noncontrolling interests	—	4,243	—	—	4,243

Net income attributable to Western Gas Partners, LP	$48,162	$65,410	$8,660	$(74,069)	$48,163

	Statement of Income Three Months Ended March 31, 2011
thousands	Western Gas Partners, LP	Subsidiary Guarantors	Non- Guarantor Subsidiary	Eliminations	Consolidated
Revenues	$967	$167,082	$12,793	$—	$180,842
Operating expenses	12,613	110,490	6,767	—	129,870

Operating income (loss)	(11,646)	56,592	6,026	—	50,972
Interest income, net – affiliates	4,225	455	—	(10)	4,670
Interest expense	(6,121)	—	—	10	(6,111)
Other income (expense), net	1,749	401	2	—	2,152
Equity income	46,777	3,074	—	(49,851)	—

Income before income taxes	34,984	60,522	6,028	(49,851)	51,683
Income tax expense	—	4,832	—	—	4,832

Net income	34,984	55,690	6,028	(49,851)	46,851
Net income attributable to noncontrolling interests	—	2,954	—	—	2,954

Net income attributable to Western Gas Partners, LP	$34,984	$52,736	$6,028	$(49,851)	$43,897

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

	Balance Sheet March 31, 2012
thousands	Western Gas Partners, LP	Subsidiary Guarantors	Non- Guarantor Subsidiary	Eliminations	Consolidated
Current assets	$17,877	$137,310	$27,567	$(116,088)	$66,666
Note receivable – Anadarko	260,000	—	—	—	260,000
Investment in consolidated subsidiaries	1,390,368	139,746	—	(1,530,114)	—
Net property, plant and equipment	963	1,862,290	262,948	—	2,126,201
Other long-term assets	7,740	259,594	—	—	267,334

Total assets	$1,676,948	$2,398,940	$290,515	$(1,646,202)	$2,720,201

Current liabilities	$148,692	$70,532	$19,108	$(116,088)	$122,244
Long-term debt	948,296	—	—	—	948,296
Deferred income taxes	—	1,350	—	—	1,350
Asset retirement obligations and other	490	65,678	2,120	—	68,288

Total liabilities	1,097,478	137,560	21,228	(116,088)	1,140,178
Partners’ capital	579,470	2,131,709	269,287	(1,530,114)	1,450,352
Noncontrolling interests	—	129,671	—	—	129,671

Total liabilities, equity and partners’ capital	$1,676,948	$2,398,940	$290,515	$(1,646,202)	$2,720,201

	Balance Sheet December 31, 2011
thousands	Western Gas Partners, LP	Subsidiary Guarantors	Non- Guarantor Subsidiary	Eliminations	Consolidated
Current assets	$207,913	$110,619	$25,977	$(88,061)	$256,448
Note receivable – Anadarko	260,000	—	—	—	260,000
Investment in consolidated subsidiaries	1,232,245	130,396	—	(1,362,641)	—
Net property, plant and equipment	735	1,812,275	239,214	—	2,052,224
Other long-term assets	8,164	260,790	—	—	268,954

Total assets	$1,709,057	$2,314,080	$265,191	$(1,450,702)	$2,837,626

Current liabilities	$95,817	$56,762	$12,078	$(88,061)	$76,596
Long-term debt	669,178	—	—	—	669,178
Deferred income taxes	—	107,377	—	—	107,377
Asset retirement obligations and other	104	64,980	2,085	—	67,169

Total liabilities	765,099	229,119	14,163	(88,061)	920,320
Partners’ capital	943,958	1,964,237	251,028	(1,362,641)	1,796,582
Noncontrolling interests	—	120,724	—	—	120,724

Total liabilities, equity and partners’ capital	$1,709,057	$2,314,080	$265,191	$(1,450,702)	$2,837,626

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

	Statement of Cash Flows Three Months Ended March 31, 2012
thousands	Western Gas Partners, LP	Subsidiary Guarantors	Non- Guarantor Subsidiary	Eliminations	Consolidated
Net income	$48,162	$69,653	$8,660	$(74,069)	$52,406
Adjustments to reconcile net income to net cash provided by operating activities:
Equity income	(69,653)	(4,416)	—	74,069	—
Depreciation, amortization and impairments	19	25,228	1,339	—	26,586
Change in other items, net	58,386	(43,945)	1,133	—	15,574

Net cash provided by (used in) operating activities	36,914	46,520	11,132	—	94,566
Net cash used in investing activities	(459,222)	(57,218)	(18,114)	10,251	(524,303)
Net cash provided by (used in) financing activities	232,749	10,698	9,600	(10,251)	242,796

Net increase (decrease) in cash and cash equivalents	(189,559)	—	2,618	—	(186,941)
Cash and cash equivalents at beginning of period	205,264	—	21,295	—	226,559

Cash and cash equivalents at end of period	$15,705	$—	$23,913	$—	$39,618

	Statement of Cash Flows Three Months Ended March 31, 2011
thousands	Western Gas Partners, LP	Subsidiary Guarantors	Non- Guarantor Subsidiary	Eliminations	Consolidated
Net income	$34,984	$55,690	$6,028	$(49,851)	$46,851
Adjustments to reconcile net income to net cash provided by operating activities:
Equity income	(46,777)	(3,074)	—	49,851	—
Depreciation, amortization and impairments	14	22,191	1,438	—	23,643
Change in other items, net	(259,049)	257,984	2,541	—	1,476

Net cash provided by operating activities	(270,828)	332,791	10,007	—	71,970
Net cash used in investing activities	—	(326,122)	(470)	2,040	(324,552)
Net cash provided by (used in) financing activities	269,175	(6,669)	(4,117)	(2,040)	256,349

Net increase (decrease) in cash and cash equivalents	(1,653)	—	5,420	—	3,767
Cash and cash equivalents at beginning of period	21,480	—	5,594	—	27,074

Cash and cash equivalents at end of period	$19,827	$—	$11,014	$—	$30,841

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion analyzes our financial condition and results of operations and should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements, which are included under Part I, Item 1 of this quarterly report, as well as our historical consolidated financial statements, and the notes thereto, which are included in Part I, Item 8 of our 2011 Form 10-K as filed with the Securities and Exchange Commission, or “SEC,” on February 28, 2012, and other public filings and press releases by Western Gas Partners, LP. Unless the context otherwise requires, references to “we,” “us,” “our,” the “Partnership” or “Western Gas Partners” refers to Western Gas Partners, LP and its subsidiaries, including the financial results of the Partnership assets (described below) from their respective date acquired by entities under common control, for all periods presented. For ease of reference, we also refer to the historical financial results of the Partnership assets prior to our acquisitions as being “our” historical financial results. “Anadarko” or “Parent” refers to Anadarko Petroleum Corporation and its consolidated subsidiaries, excluding the Partnership and the general partner. Our “general partner” refers to Western Gas Holdings, LLC, a wholly owned subsidiary of Anadarko and the general partner of the Partnership. “Affiliates” refers to Anadarko and its wholly owned and partially owned subsidiaries, excluding the Partnership, and also refers to Fort Union Gas Gathering, LLC, or “Fort Union,” White Cliffs Pipeline, LLC, or “White Cliffs,” and Rendezvous Gas Services, LLC, or “Rendezvous.” References to the “Partnership assets” refer collectively to the assets owned by the Partnership as of March 31, 2012.

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

•	changes in Anadarko’s capital program, strategy or desired areas of focus;

•	our commitments to capital projects and the ability to complete such projects on time and within budget expectations;

•	the ability to utilize our revolving credit facility (“RCF”);

•	the creditworthiness of Anadarko or our other counterparties, including financial institutions, operating partners, and other parties;

•	our ability to repay debt;

•	our ability to maintain and/or obtain rights to operate our assets on land owned by third parties;

•	our ability to acquire assets on acceptable terms;

•

non-payment or non-performance of Anadarko or other significant customers, including under our gathering, processing and transportation agreements and our $260.0 million note receivable from Anadarko; and

•

other factors discussed below and elsewhere in “Risk Factors” and in “Management’s Discussion and Analysis of  Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” included in our 2011 Form 10-K, our quarterly reports on Form 10-Q and in our other public filings and press releases.

The risk factors and other factors noted throughout or incorporated by reference in this report could cause our actual results to differ materially from those contained in any forward-looking statement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

EXECUTIVE SUMMARY

We are a growth-oriented master limited partnership (“MLP”) organized by Anadarko to own, operate, acquire and develop midstream energy assets. We currently own assets located in East, West and South Texas, the Rocky Mountains (Colorado, Utah and Wyoming), and the Mid-Continent (Kansas and Oklahoma) and are engaged in the business of gathering, processing, compressing, treating and transporting natural gas, condensate, NGLs and crude oil for Anadarko and third-party producers and customers. As of March 31, 2012, our assets consist of thirteen gathering systems, seven natural gas treating facilities, ten natural gas processing facilities, two NGL pipelines, one interstate gas pipeline, one intrastate gas pipeline and interests accounted for under the equity method in two gas gathering systems and a crude oil pipeline.

Significant financial highlights during the first three months of 2012 include the following:

•	We completed the January acquisition of Anadarko’s MGR assets located in southwestern Wyoming. See Acquisitions below.

•

We announced two growth projects: (i) the expansion of our processing capacity by 300 MMcf/d at our Wattenberg system with the construction of the Lancaster plant, and (ii) the construction of a new 200 MMcf/d cryogenic processing plant in the Maverick Basin, referred to as the Brasada plant. Startup is anticipated in the first quarter of 2014 for the Lancaster plant and the second quarter of 2013 in the case of the Brasada plant. See Liquidity and Capital Resources below.

•

Our stable operating cash flow enabled us to raise our distribution to $0.46 per unit for the first quarter of 2012, representing a 5% increase over the distribution for the fourth quarter of 2011, an 18% increase over the distribution for the first quarter of 2011, and our twelfth consecutive quarterly increase.

Significant operational highlights during the first three months of 2012 include the following:

•

Gross margin (total revenues less cost of product) attributable to Western Gas Partners, LP averaged $0.56 per Mcf for the three months ended March 31, 2012, representing a 2% increase compared to the three months ended March 31, 2011.

•	Throughput attributable to Western Gas Partners, LP totaled 2,414 MMcf/d for the three months March 31, 2012, representing a 10% increase compared to the same period in 2011.

ACQUISITIONS

Acquisitions. The following table presents our acquisitions completed during 2012 and 2011 and details the funding for those acquisitions through borrowings, cash on hand and/or the issuance of equity:

thousands except unit and percent amounts	Acquisition Date	Percentage Acquired	Borrowings	Cash On Hand	Common Units Issued	GP Units Issued
Platte Valley (1)	02/28/11	100%	$303,000	$602	—	—
Bison (2)	07/08/11	100%	—	25,000	2,950,284	60,210
MGR (3)	01/13/12	100%	299,000	159,587	632,783	12,914

(1)

The assets acquired from a third party include (i) a processing plant with initial cryogenic capacity of 84 MMcf/d, (ii) two fractionation trains, (iii) an initial 1,098-mile natural gas gathering system that delivers gas to the Platte Valley plant either directly or through our Wattenberg gathering system, and (iv) related equipment. These assets, located in the Denver-Julesburg Basin, are referred to collectively as the “Platte Valley assets” or “Platte Valley system” and the acquisition as the “Platte Valley acquisition.” An adjustment to intangible assets of $1.6 million was recorded in August 2011, representing the final allocation of the purchase price. In connection with the acquisition, we entered into long-term fee-based agreements with the seller to gather and process its existing gas production, as well as to expand the existing gathering systems and processing capacity. We financed the Platte Valley acquisition with borrowings under our RCF. See Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

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

(3)

Mountain Gas Resources LLC (“MGR”), acquired from Anadarko, owns (i) the Red Desert Complex, located in the greater Green River Basin in southwestern Wyoming, including the Patrick Draw processing plant with a capacity of 125 MMcf/d, the Red Desert processing plant with a capacity of 48 MMcf/d, 1,295 miles of gathering lines, and related facilities, (ii) a 22% interest in Rendezvous, which owns a 338-mile mainline gathering system serving the Jonah and Pinedale Anticline fields in southwestern Wyoming, and (iii) certain additional midstream assets and equipment. These assets are collectively referred to as the “MGR assets” and the acquisition as the “MGR acquisition.” In connection with the MGR acquisition, we entered into 10-year, fee-based gathering and processing agreements with Anadarko effective December 1, 2011, for all affiliate throughput on the MGR assets.

Presentation of Partnership assets. References to the “Partnership assets” refer collectively to the assets owned by the Partnership as of March 31, 2012. Because of Anadarko’s control of the Partnership through its ownership of our general partner, each acquisition of Partnership assets through March 31, 2012, except for the acquisitions of the Platte Valley assets and the 9.6% interest in White Cliffs from third parties, was considered a transfer of net assets between entities under common control. As such, the Partnership assets we acquired from Anadarko are initially recorded at Anadarko’s historic carrying value, the value of which does not correlate to the total acquisition price paid by the Partnership (see Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q). Further, after each acquisition of assets from Anadarko, we are required to recast our financial statements to include the activities of the Partnership assets as of the date of common control. As such, our historical financial statements previously filed with the SEC have been recast in this Form 10-Q to include the results attributable to the Bison and MGR assets as if we owned such assets for all periods presented. The consolidated financial statements for periods prior to our acquisition of the Partnership assets have been prepared from Anadarko’s historical cost-basis accounts and may not necessarily be indicative of the actual results of operations that would have occurred if we had owned the assets during the periods reported.

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

RESULTS OF OPERATIONS

OPERATING RESULTS

The following tables and discussion present a summary of our results of operations:

	Three Months Ended March 31,
thousands	2012	2011
Gathering, processing and transportation of natural gas and natural gas liquids	$79,155	$70,357
Natural gas, natural gas liquids and condensate sales	128,486	105,889
Equity income and other, net	4,601	4,596

Total revenues (1)	212,242	180,842
Total operating expenses (1)	154,401	129,870

Operating income	57,841	50,972
Interest income, net – affiliates	4,225	4,670
Interest expense	(9,581)	(6,111)
Other income (expense), net	458	2,152

Income before income taxes	52,943	51,683
Income tax expense	537	4,832

Net income	52,406	46,851
Net income attributable to noncontrolling interests	4,243	2,954

Net income attributable to Western Gas Partners, LP	$48,163	$43,897

Key Performance Metrics (2)
Gross margin	$129,086	$113,659
Adjusted EBITDA attributable to Western Gas Partners, LP	$84,819	$74,908
Distributable cash flow	$73,051	$67,458

(1)

Revenues include affiliate amounts earned by the Partnership from services provided to our affiliates, as well as from the sale of residue gas, condensate and NGLs to our affiliates. Operating expenses include amounts charged by our affiliates for services as well as reimbursement of amounts paid by affiliates to third parties on our behalf. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

(2)

Gross margin, Adjusted EBITDA attributable to Western Gas Partners, LP (“Adjusted EBITDA”) and Distributable cash flow are defined under the caption Operating Results within this Item 2. Such caption also includes reconciliations of Adjusted EBITDA and Distributable cash flow to their most directly comparable measures calculated and presented in accordance with generally accepted accounting principles in the United States (“GAAP”).

For purposes of the following discussion, any increases or decreases “for the three months ended March 31, 2012” refer to the comparison of the three months ended March 31, 2012, to the three months ended March 31, 2011.

Operating Statistics

	Three Months Ended March 31,
throughput in MMcf/d	2012	2011	Δ
Gathering, treating and transportation (1)	1,298	1,366	(5)%
Processing (2)	1,150	851	35%
Equity investment (3)	236	187	26%

Total throughput (4)	2,684	2,404	12%
Throughput attributable to noncontrolling interests	270	218	24%

Total throughput attributable to Western Gas Partners, LP	2,414	2,186	10%

(1)	Excludes average NGL pipeline volumes from the Chipeta assets of 27 MBbls/d and 22 MBbls/d for the three months ended March 31, 2012 and 2011, respectively.
(2)

Consists of 100% of Chipeta, Granger, Hilight and Red Desert system volumes and 50% of Newcastle system volumes for all periods presented as well as throughput beginning March 2011 attributable to the Platte Valley system.

(3)

Represents our 14.81% share of Fort Union and 22% share of Rendezvous gross volumes and excludes 5 MBbls/d and 3 MBbls/d of oil pipeline volumes for the three months ended March 31, 2012 and 2011, respectively, representing our 10% share of average White Cliffs pipeline volumes.

(4)	Includes affiliate, third-party and equity-investment volumes.

Gathering, treating and transportation throughput decreased by 68 MMcf/d for the three months ended March 31, 2012, resulting from throughput decreases at Bison due to lower third-party volumes and facility optimization, and throughput decreases at the Haley, Pinnacle, Hugoton and Dew systems resulting from natural production declines and reduced drilling activity in those areas, partially offset by throughput increases at Wattenberg due to increased drilling behind the system.

Processing throughput increased by 299 MMcf/d for the three months ended March 31, 2012, primarily due to the additional throughput from the Platte Valley system beginning in March 2011; throughput increases at the Chipeta system, resulting from increased drilling activity in these areas driven by the relatively high liquid content of the gas volumes produced; and volumes from a plant included in the MGR acquisition, following the commencement of a new processing agreement at that plant beginning in May 2011.

Equity investment volumes increased by 49 MMcf/d for the three months ended March 31, 2012, resulting from higher throughput at the Fort Union and Rendezvous systems due to producers choosing to route additional gas through the systems.

Natural Gas Gathering, Processing and Transportation Revenues

	Three Months Ended March 31,
thousands except percentages	2012	2011	Δ
Gathering, processing and transportation of natural gas and natural gas liquids	$79,155	$70,357	13%

Gathering, processing and transportation of natural gas and natural gas liquids revenues increased by $8.8 million for the three months ended March 31, 2012, due to the acquisition of the Platte Valley system in February 2011 and increased drilling activity in the Chipeta and Wattenberg areas. These increases were partially offset by decreased revenue at Granger due to diverted volumes.

Natural Gas, Natural Gas Liquids and Condensate Sales

	Three Months Ended March 31,
thousands except percentages and per-unit amounts	2012	2011	Δ

Natural gas sales	$25,558	$26,595	(4)%
Natural gas liquids sales	91,516	71,041	29%
Drip condensate sales	11,412	8,253	38%

Total	$128,486	$105,889	21%

Average price per unit:
Natural gas (per Mcf)	$4.28	$5.35	(20)%
Natural gas liquids (per Bbl)	$48.07	$46.35	4%
Drip condensate (per Bbl)	$76.09	$73.08	4%

Including the effects of commodity price swap agreements, total natural gas, natural gas liquids and condensate sales increased by $22.6 million for the three months ended March 31, 2012, which consisted of a $20.5 million increase in NGLs sales and a $3.2 million increase in drip condensate sales, partially offset by a $1.0 million decrease in natural gas sales.

The increase in NGLs sales was primarily due to a 16% increase in volumes sold resulting from the acquisition of the Platte Valley system in February 2011 and higher throughput at the Granger, Wattenberg, Hilight and Chipeta systems. The increase in NGL sales was also attributable to a 4% increase in NGLs sales prices.

The increase in drip condensate sales for the three months ended March 31, 2012, was primarily due to higher average sales price and volumes at the Wattenberg system, along with Platte Valley sales beginning March 2011.

The decrease in natural gas sales was due to a 20% decrease in natural gas sales prices, partially offset by a 20% increase in volumes sold.

The average natural gas and NGLs prices for the three months ended March 31, 2012, include the effects of commodity price swap agreements attributable to sales for the Granger, Hilight, Hugoton, Newcastle and Wattenberg systems, and the Red Desert complex. The average natural gas and NGLs prices for the three months ended March 31, 2011, include the effects of commodity price swap agreements attributable to sales for the Granger, Hilight, Hugoton, Newcastle and Wattenberg systems. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

Equity Income and Other Revenues

	Three Months Ended March 31,
thousands except percentages	2012	2011	Δ

Equity income	$3,613	$2,283	58%
Other revenues, net	988	2,313	(57)%

Total	$4,601	$4,596	—

Equity income increased by $1.3 million for the three months ended March 31, 2012, due to the increase in income from White Cliffs, Fort Union and Rendezvous due to increased volumes.

Other revenues decreased by $1.3 million for the three months ended March 31, 2012, primarily due to a change in gas imbalance positions at the Wattenberg system and indemnity fees received in the prior year at the Red Desert complex for not meeting volume requirements, with no comparable activity in the current period.

Cost of Product and Operation and Maintenance Expenses

	Three Months Ended March 31,
thousands except percentages	2012	2011	Δ
Cost of product	$83,156	$67,183	24%
Operation and maintenance	29,898	26,861	11%

Total cost of product and operation and maintenance expenses	$113,054	$94,044	20%

Including the effects of commodity price swap agreements on purchases, cost of product expense increased by $16.0 million for the three months ended March 31, 2012, primarily consisting of a $11.6 million increase due to increased throughput at the Chipeta, Granger and Wattenberg systems, and a $5.1 million increase due to the acquisition of the Platte Valley system in February 2011.

Cost of product expense for the three months ended March 31, 2012, include the effects of commodity price swap agreements attributable to purchases for the Granger, Hilight, Hugoton, Newcastle and Wattenberg systems, and at the Red Desert complex. Cost of product expense for the three months ended March 31, 2011, include the effects of commodity price swap agreements attributable to purchases for the Granger, Hilight, Hugoton, Newcastle, and Wattenberg systems. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

Operation and maintenance expense increased by $3.0 million for the three months ended March 31, 2012, primarily due to the acquisition of the Platte Valley system and increased maintenance expenses incurred at the Wattenberg system, partially offset by reduced variable operating expenses at the Red Desert complex resulting from decreased throughput activity compared to the same period in the prior year.

General and Administrative, Depreciation and Other Expenses

	Three Months Ended March 31,
thousands except percentages	2012	2011	Δ
General and administrative	$9,924	$7,862	26%
Property and other taxes	4,837	4,321	12%
Depreciation, amortization and impairments	26,586	23,643	12%

Total general and administrative, depreciation and other expenses	$41,347	$35,826	15%

General and administrative expenses increased by $2.1 million for three months ended March 31, 2012, due to an increase of $2.8 million in noncash payroll expenses primarily due to an increase in the value of equity-based awards and an increase of $1.4 million in corporate and management personnel costs allocated to us pursuant to the omnibus agreement. These increases were partially offset by a decrease of $1.8 million in management fees allocated to the Bison and MGR assets and discontinued effective the respective date of contribution. Property and other taxes increased by $0.5 million for the three months ended March 31, 2012, primarily due to the ad valorem tax for the Platte Valley and Wattenberg assets. Depreciation, amortization and impairments increased by $2.9 million for the three months ended March 31, 2012, primarily attributable to the addition of the Platte Valley assets, and depreciation associated with capital projects completed at the Wattenberg, Granger and Hilight systems, and at the Red Desert complex.

Interest Income, Net – Affiliates and Interest Expense

	Three Months Ended March 31,
thousands except percentages	2012	2011	Δ
Interest income on note receivable	$4,225	$4,225	—%
Interest income, net on affiliate balances (2)	—	445	(100)%

Interest income, net – affiliates	$4,225	$4,670	(10)%

Third Parties
Interest expense on long-term debt	$(7,915)	$(2,676)	196%
Amortization of debt issuance costs and commitment fees (3)	(1,008)	(2,201)	(54)%
Capitalized interest	657	—	nm (1)
Affiliates
Interest expense on notes payable to Anadarko	(1,234)	(1,234)	—%
Interest expense, net on affiliate balances	(81)	—	nm

Interest expense	$(9,581)	$(6,111)	57%

(1)	Percent change is not meaningful (“nm”).
(2)

Incurred on affiliate balances related to the Bison and MGR assets for periods prior to the acquisition of such assets. Beginning December 7, 2011, Anadarko discontinued charging interest on intercompany balances. The outstanding affiliate balances on the Bison and MGR assets prior to their acquisition were entirely settled through an adjustment to parent net equity.

(3)	For the three months ended March 31, 2012, includes $0.2 million of amortization of the original issue discount and underwriters’ fees related to the Notes.

Interest expense increased by $3.5 million for the three months ended March 31, 2012, due to interest expense incurred on the Notes issued in May 2011. The increase was partially offset by lower interest expense resulting from the early repayment of the Wattenberg term loan in March 2011 and the related $1.3 million of accelerated amortization expense recognized in March 2011 (described in Liquidity and Capital Resources below).

See Note 7. Debt and Interest Expense in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

Other Income (Expense), Net

	Three Months Ended March 31,
thousands except percentages	2012	2011	Δ
Other income (expense), net	$458	$2,152	(79)%

Other income (expense), net includes $0.4 million for each of the three months ended March 31, 2012 and 2011, of interest income related to a capital lease. In addition, other income (expense), net for the three months ended March 31, 2011, includes a $1.7 million unrealized gain for a forward-starting interest-rate swap agreement entered into in March 2011. See Note 2—Acquisitions and Note 7—Debt and Interest Expense included in the Notes to Consolidated Financial Statements included under Part I, Item 1 of this Form 10-Q.

Income Tax Expense

	Three Months Ended March 31,
thousands except percentages	2012	2011	Δ
Income before income taxes	$52,943	$51,683	2%
Income tax expense	537	4,832	(89)%
Effective tax rate	1%	9%

We are not a taxable entity for U.S. federal income tax purposes, although the portion of our income apportionable to Texas is subject to Texas margin tax. Income attributable to (a) the MGR assets prior to and including January 2012 and (b) the Bison assets prior to and including June 2011 were subject to federal and state income tax, resulting in the lower income tax expense for the three months ended March 31, 2012. Income earned by the Bison and MGR assets for periods subsequent to June 2011 and January 2012, respectively, was subject only to Texas margin tax on the portion of their incomes apportionable to Texas.

For 2012 and 2011, our variance from the federal statutory rate, which is zero percent as a non-taxable entity, is primarily attributable to federal and state taxes on income attributable to Partnership assets pre-acquisition and our share of Texas margin tax.

Noncontrolling Interests

	Three Months Ended March 31,
thousands except percentages	2012	2011	Δ
Net income attributable to noncontrolling interests	$4,243	$2,954	44%

For the three months ended March 31, 2012, net income attributable to noncontrolling interests increased by $1.3 million primarily due to the higher volumes at the Chipeta system.

Key Performance Metrics

thousands except percentages	Three Months Ended March 31,
and gross margin per Mcf	2012	2011	Δ
Gross margin	$129,086	$113,659	14%
Gross margin per Mcf (1)	0.53	0.53	—
Gross margin per Mcf attributable to Western Gas Partners, LP (2)	0.56	0.55	2%
Adjusted EBITDA attributable to Western Gas Partners, LP (3)	84,819	74,908	13%
Distributable cash flow (3)	$73,051	$67,458	8%

(1)

Average for period. Calculated as gross margin (total revenues less cost of product) divided by total natural gas throughput, including 100% of gross margin and volumes attributable to Chipeta, our 14.81% interest in income and volumes attributable to Fort Union and our 22% interest in income and volumes attributable to Rendezvous.

(2)

Average for period. Calculated as gross margin, excluding the noncontrolling interest owners’ proportionate share of revenues and cost of product, divided by total throughput attributable to the Partnership. Calculation includes income attributable to our investments in Fort Union, White Cliffs and Rendezvous in addition to volumes attributable to our investment in Fort Union and Rendezvous.

(3)

For a reconciliation of Adjusted EBITDA and Distributable cash flow to their most directly comparable financial measures calculated and presented in accordance with GAAP, please read the descriptions below under the captions Adjusted EBITDA and Distributable cash flow.

Gross margin and Gross margin per Mcf. Gross margin increased by $15.4 million for the three months ended March 31, 2012, primarily due to higher margins at the Wattenberg, Chipeta and Granger systems, due to an increase in volumes (and/or including the impact of commodity price swap agreements at the Wattenberg and Granger systems); the execution of a new gas processing agreement at a plant included in the MGR acquisition; and the acquisition of the Platte Valley system in February 2011. These increases were partially offset by lower gross margins at the Red Desert complex due to decreased volumes resulting from natural production declines in the area. For the three months ended March 31, 2012, gross margin per Mcf attributable to Western Gas Partners, LP increased by 2%, primarily due to increased volumes at the Chipeta system.

Adjusted EBITDA. We define “Adjusted EBITDA” as net income (loss) attributable to Western Gas Partners, LP, plus distributions from equity investees, non-cash equity-based compensation expense, expense in excess of the omnibus cap, interest expense, income tax expense, depreciation, amortization and impairments, and other expense, less income from equity investments, interest income, income tax benefit, other income and other nonrecurring adjustments that are not settled in cash. We believe that the presentation of Adjusted EBITDA provides information useful to investors in assessing our financial condition and results of operations and that Adjusted EBITDA is a widely accepted financial indicator of a company’s ability to incur and service debt, fund capital expenditures and make distributions. Adjusted EBITDA is a supplemental financial measure that management and external users of our consolidated financial statements, such as industry analysts, investors, commercial banks and rating agencies, use to assess the following, among other measures:

•	our operating performance as compared to other publicly traded partnerships in the midstream energy industry, without regard to financing methods, capital structure or historical cost basis;

•	the ability of our assets to generate cash flow to make distributions; and

•	the viability of acquisitions and capital expenditure projects and the returns on investment of various investment opportunities

Adjusted EBITDA increased by $9.9 million for the three months ended March 31, 2012, primarily due to a $30.1 million increase in total revenues excluding equity income and a $0.5 million increase in distributions from equity investees, partially offset by a $16.0 million increase in cost of product, a $3.0 million increase in operation and maintenance expenses, a $1.3 million increase in net income attributable to noncontrolling interests, and a $0.5 million increase in property and other taxes expense.

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

Distributable cash flow increased by $5.6 million for the three months ended March 31, 2012, primarily due to the $9.9 million increase in Adjusted EBITDA, partially offset by a $4.0 million increase in net cash paid for interest expense, a $0.2 million increase in cash paid for maintenance capital expenditures and a $0.1 million increase in cash paid for income taxes.

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

	Three Months Ended March 31,
thousands	2012	2011
Reconciliation of Adjusted EBITDA to Net income attributable to Western Gas Partners, LP
Adjusted EBITDA attributable to Western Gas Partners, LP	$84,819	$74,908
Less:
Distributions from equity investees	4,441	3,909
Non-cash equity-based compensation expense	4,066	1,928
Interest expense	9,581	6,111
Income tax expense	537	4,832
Depreciation, amortization and impairments (1)	25,931	22,938
Add:
Equity income, net	3,613	2,283
Interest income, net – affiliates	4,225	4,670
Other income (1) (2)	62	1,754

Net income attributable to Western Gas Partners, LP	$48,163	$43,897

Reconciliation of Adjusted EBITDA to Net cash provided by operating activities
Adjusted EBITDA attributable to Western Gas Partners, LP	$84,819	$74,908
Adjusted EBITDA attributable to noncontrolling interests	4,898	3,658
Interest income (expense), net	(5,356)	(1,441)
Non-cash equity-based compensation expense	(4,066)	(1,928)
Current income tax expense	(60)	(2,379)
Other income (expense), net (2)	62	1,755
Distributions from equity investees less than (in excess of) equity income, net	(828)	(1,626)
Changes in operating working capital:
Accounts receivable and natural gas imbalance receivable	4,832	(10,022)
Accounts payable, accrued liabilities and natural gas imbalance payable	9,245	7,308
Other	1,020	1,737

Net cash provided by operating activities	$94,566	$71,970

(1)	Includes our 51% share of depreciation, amortization and impairments; other expense; and other income attributable to Chipeta.
(2)

Excludes income of $0.4 million for each of the three months ended March 31, 2012 and 2011, related to a component of a gas processing agreement accounted for as a capital lease. See Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

	Three Months Ended March 31,
thousands except Coverage ratio	2012		2011

Reconciliation of Distributable cash flow to Net income attributable to Western Gas Partners, LP
Distributable cash flow	$73,051		$67,458
Less:
Distributions from equity investees	4,441		3,909
Non-cash equity-based compensation expense	4,066		1,928
Interest expense, net (non-cash settled)	81		—
Income tax expense	537		4,832
Depreciation, amortization and impairments (1)	25,931		22,938
Add:
Equity income, net	3,613		2,283
Cash paid for maintenance capital expenditures (1)	5,764		5,564
Capitalized interest	657		—
Cash paid for income taxes	72		—
Other income (1) (2)	62		1,754
Interest income, net (non-cash settled)	—		445

Net income attributable to Western Gas Partners, LP	$48,163		$43,897

Distribution declared for the three months ended March 31, 2012 (3)
Limited partners	41,756
General partner	4,297

Total	$46,053

Coverage ratio	1.59	x

(1)	Includes our 51% share of depreciation, amortization and impairments; other expense; cash paid for maintenance capital expenditures; and other income attributable to Chipeta.
(2)

Excludes income of $0.4 million for each of the three months ended March 31, 2012 and 2011, related to a component of a gas processing agreement accounted for as a capital lease. See Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

(3)	Reflects distributions of $0.46 per unit declared for the three months ended March 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash requirements are for acquisitions and other capital expenditures, debt service, customary operating expenses, quarterly distributions to our limited partners and general partner, and distributions to our noncontrolling interest owners. Our sources of liquidity as of March 31, 2012, include cash and cash equivalents, cash flows generated from operations, including interest income on our $260.0 million note receivable from Anadarko, available borrowing capacity under our RCF, and issuances of additional equity or debt securities. We believe that cash flows generated from the sources above will be sufficient to satisfy our short-term working capital requirements and long-term maintenance and expansion capital expenditure requirements. The amount of future distributions to unitholders will depend on our results of operations, financial condition, capital requirements and other factors, and will be determined by the board of directors of our general partner on a quarterly basis. Due to our cash distribution policy, we expect to rely on external financing sources, including equity and debt issuances, to fund expansion capital expenditures and future acquisitions. However, to limit interest expense, we may use operating cash flows to fund expansion capital expenditures or acquisitions, which could result in subsequent borrowings under our RCF to pay distributions or fund other short-term working capital requirements.

Our partnership agreement requires that we distribute all of our available cash (as defined in the partnership agreement) to unitholders of record on the applicable record date within 45 days of the end of each quarter. We have made cash distributions to our unitholders and have increased our quarterly distribution each quarter since the second quarter of 2009. On April 19, 2012, the board of directors of our general partner declared a cash distribution to our unitholders of $0.46 per unit, or $46.1 million in aggregate, including incentive distributions. The cash distribution is payable on May 14, 2012, to unitholders of record at the close of business on April 30, 2012.

Management continuously monitors our leverage position and coordinates its capital expenditure program, quarterly distributions and acquisition strategy with its expected cash flows and projected debt-repayment schedule. We will continue to evaluate funding alternatives, including additional borrowings and the issuance of debt or equity securities, to secure funds as needed or to refinance outstanding debt balances with longer-term notes. To facilitate a potential debt or equity securities issuance, we have the ability to sell securities under our shelf registration statement. Our ability to generate cash flows is subject to a number of factors, some of which are beyond our control. Please read Item 1A—Risk Factors of our 2011 Form 10-K.

Working capital. As of March 31, 2012, we had a $55.6 million working capital deficit, which we define as the amount by which current liabilities exceed current assets. Working capital is an indication of our liquidity and potential need for short-term funding. Our working-capital requirements are driven by changes in accounts receivable and accounts payable and factors such as credit extended to, and the timing of collections from, our customers and the level and timing of our spending for maintenance and expansion activity. Our working capital balance is a deficit as of March 31, 2012, primarily due to our repayment of $40 million of debt on our revolving credit facility in March 2012 and the $18.9 million cost reimbursement agreement related to the Brasada and Lancaster plants described in Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

Capital expenditures. Our business is capital intensive, requiring significant investment to maintain and improve existing facilities or develop new midstream infrastructure. We categorize capital expenditures as either of the following:

•

maintenance capital expenditures, which include those expenditures required to maintain the existing operating capacity and service capability of our assets, such as to replace system components and equipment that have been subject to significant use over time, become obsolete or reached the end of their useful lives, to remain in compliance with regulatory or legal requirements or to complete additional well connections to maintain existing system throughput and related cash flows; or

•

expansion capital expenditures, which include expenditures to construct new midstream infrastructure and those expenditures incurred in order to extend the useful lives of our assets, reduce costs, increase revenues or increase system throughput or capacity from current levels, including well connections that increase existing system throughput.

Capital expenditures in the consolidated statements of cash flows reflect capital expenditures on a cash basis, when payments are made. Capital incurred is presented on an accrual basis. Capital expenditures as presented in the consolidated statements of cash flows and capital incurred were as follows:

	Three Months Ended March 31,
thousands	2012	2011
Acquisitions	$463,232	$303,602

Expansion capital expenditures	$55,307	$15,446
Maintenance capital expenditures	5,764	5,564

Total capital expenditures (1)	$61,071	$21,010

Capital incurred (2)	$97,765	$17,083

(1)

Capital expenditures for the three months ended March 31, 2011, includes $7.0 million of pre-acquisition capital expenditures for the MGR and Bison assets and includes the noncontrolling interest owners’ share of Chipeta’s capital expenditures, funded by contributions from the noncontrolling interest owners. Capital expenditures for the three months ended March 31, 2012, excludes $0.7 million of capitalized interest.

(2)

Capital incurred for the three months ended March 31, 2011, includes $3.8 million of pre-acquisition capital incurred for the MGR and Bison assets and includes the noncontrolling interest owners’ share of Chipeta’s capital incurred, funded by contributions from the noncontrolling interest owners.

Acquisitions include the MGR, Bison and Platte Valley acquisitions as outlined in Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

Capital expenditures, excluding acquisitions, increased by $40.1 million for the three months ended March 31, 2012. Expansion capital expenditures increased by $39.9 million for the three months ended March 31, 2012, primarily due to an increase of $29.0 million in expenditures at our Chipeta, Wattenberg and Platte Valley systems, and $15.5 million related to the construction of the Brasada and Lancaster gas processing facilities. These increases were partially offset by a $5.3 million decrease related to the Bison assets, due to the continued startup costs incurred in early 2011. Maintenance capital expenditures increased by $0.2 million, primarily as a result of higher well connects at the Platte Valley, Granger and Hilight systems, partially offset by improvements at the Hugoton and Dew systems, completed during 2011.

Historical cash flow. The following table presents a summary of our net cash flows from operating activities, investing activities and financing activities.

	Three Months Ended March 31,
thousands	2012	2011
Net cash provided by (used in):
Operating activities	$94,566	$71,970
Investing activities	(524,303)	(324,552)
Financing activities	242,796	256,349

Net increase (decrease) in cash and cash equivalents	$(186,941)	$3,767

Operating Activities. Net cash provided by operating activities increased by $22.6 million for the three months ended March 31, 2012, primarily due to the following items:

•	a $30.1 million increase in revenues, excluding equity income;

•	a $14.6 million increase due to changes in accounts receivable balances; and

•	a $2.3 million decrease in current income tax expense.

The impact of the above items was offset by the following:

•	a $16.0 million increase in cost of product expense;

•	a $3.5 million increase in interest expense;

•	a $3.0 million increase in operation and maintenance expenses;

•	a $1.5 million decrease due to changes in accounts payable balances and other items; and

•	a $0.5 million increase in property and other taxes expense.

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2012, included the following:

•	$458.6 million of cash paid for the MGR acquisition;

•	$61.1 million of capital expenditures; and

•	$4.5 million of cash paid for equipment purchases from Anadarko.

Net cash used in investing activities for the three months ended March 31, 2011, included the following:

•	$302.0 million of cash paid for the Platte Valley acquisition; and

•	$21.0 million of capital expenditures.

Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2012, included the following:

•	$299.0 million of borrowings to fund the MGR acquisition.

Net contributions from Parent attributable to intercompany balances were $2.1 million during 2012, representing the settlement of intercompany transactions attributable to the Bison assets.

Net cash provided by financing activities for the three months ended March 31, 2011, included the following:

•	$303.0 million of borrowings to fund the Platte Valley acquisition;

•	$250.0 million repayment of the Wattenberg term loan (described below) using borrowings from our RCF;

•	$132.6 million of net proceeds from our March 2011 equity offering.

Proceeds from our March 2011 equity offering were used in the repayment of amounts outstanding under our RCF.

Net distributions to Parent attributable to pre-acquisition intercompany balances were $9.8 million during 2011, representing the net non-cash settlement of intercompany transactions attributable to the MGR and Bison assets.

For the three months ended March 31, 2012 and 2011, we paid $43.0 million and $30.6 million, respectively, of cash distributions to our unitholders. Contributions from noncontrolling interest owners to Chipeta totaled $9.8 million and $1.0 million during the three months ended March 31, 2012 and 2011, respectively, primarily for expansion of the cryogenic units and plant construction. Distributions from Chipeta to noncontrolling interest owners totaled $5.1 million and $4.4 million for the three months ended March 31, 2012 and 2011, respectively, representing the distributions for the fourth quarter of each preceding year.

Debt and credit facilities. As of March 31, 2012, our outstanding debt consisted of $279.0 million outstanding under our RCF, $494.3 million of the Notes and the $175.0 million note payable to Anadarko. See Note 7—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

5.375% Senior Notes due 2021. In May 2011, we completed the offering of $500.0 million aggregate principal amount of the Notes at a price to the public of 98.778% of the face amount of the Notes. Including the effects of the issuance and underwriting discounts, the effective interest rate is 5.648%.

The Notes are fully and unconditionally guaranteed on a senior unsecured basis by each of our wholly owned subsidiaries (the “Subsidiary Guarantors”). The Subsidiary Guarantors’ guarantees will be released if the Subsidiary Guarantors are released from their obligations under our RCF. At March 31, 2012, we were in compliance with all covenants under the Notes.

The Notes and obligations under the RCF are recourse to our general partner. In turn, our general partner has been indemnified by a wholly owned Affiliate of Anadarko against any claims made against the general partner under the Notes and RCF. The foregoing description is qualified in its entirety by reference to the full text of the Indemnity Agreement, a copy of which is filed with this Form 10-Q as Exhibit 10.1, and is incorporated herein by reference.

Note payable to Anadarko. In December 2008, we entered into a five-year $175.0 million term loan agreement with Anadarko. The term loan agreement was amended in December 2010 to fix the interest rate at 2.82% through maturity in 2013. We have the option, at any time, to repay the outstanding principal amount in whole or in part.

The provisions of the five-year term loan agreement contain customary events of default, including (i) non-payment of principal when due or non-payment of interest or other amounts within three business days of when due, (ii) certain events of bankruptcy or insolvency with respect to the Partnership and (iii) a change of control. At March 31, 2012, we were in compliance with all covenants under this agreement.

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

All amounts due under the RCF are unconditionally guaranteed by our wholly owned subsidiaries. As of March 31, 2012, $279.0 million was outstanding under the RCF, and $521.0 million was available for borrowing. At March 31, 2012, we were in compliance with all covenants under the RCF. As discussed above in the paragraph describing the Notes, our obligations under the RCF are recourse to our general partner.

Wattenberg term loan. In connection with the Wattenberg acquisition, in August 2010 we borrowed $250.0 million under a three-year term loan from a group of banks (“Wattenberg term loan”). The Wattenberg term loan incurred interest at LIBOR plus a margin ranging from 2.50% to 3.50% depending on our consolidated leverage ratio as defined in the Wattenberg term loan agreement. We repaid the Wattenberg term loan in full in March 2011 using borrowings from our RCF and recognized $1.3 million of accelerated amortization expense related to its early repayment.

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

CONTRACTUAL OBLIGATIONS

Our contractual obligations include, among other things, a note payable to Anadarko, a revolving credit facility, other third-party long-term debt, a corporate office lease and warehouse lease, for which information is provided in Note 7—Debt and Interest Expense and Note 8—Commitments and Contingencies included in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q. Our contractual obligations have not changed significantly since December 31, 2011.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements other than operating leases. The information pertaining to operating leases required for this item is provided under Note 8—Commitments and Contingencies included in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

RECENT ACCOUNTING DEVELOPMENTS

Recently adopted accounting standard. In May 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) that further addresses fair value measurement accounting and related disclosure requirements. The ASU clarifies the FASB’s intent regarding the application of existing fair value measurement and disclosure requirements, changes the fair value measurement requirements for certain financial instruments, and sets forth additional disclosure requirements for other fair value measurements. The ASU is to be applied prospectively and is effective for periods beginning after December 15, 2011. We adopted the ASU effective January 1, 2012. The adoption of the requirements of the ASU, which expanded disclosures, had no effect on our results of operations or financial position.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

To mitigate our exposure to changes in commodity prices as a result of the purchase and sale of natural gas, condensate or NGLs, we currently have in place fixed-price swap agreements with Anadarko expiring at various times through December 2016. For additional information on the commodity price swap agreements, see Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

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

Interest rate risk. Interest rates during 2011 and the three months ended March 31, 2012 were low compared to historic rates. As of March 31, 2012, we owed $279.0 million under our RCF at a variable rate based on LIBOR. If interest rates rise, our future financing costs could increase if we incur borrowings under our RCF. For the three months ended March 31, 2012, a 10% change in LIBOR would have resulted in a nominal change in net income.

We may incur additional debt in the future, either under our RCF or other financing sources, including commercial bank borrowings or debt issuances.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer of the Partnership’s general partner performed an evaluation of the Partnership’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC and to ensure that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Partnership’s disclosure controls and procedures are effective as of March 31, 2012.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Item 1A.  Risk Factors

Security holders and potential investors in our securities should carefully consider the risk factors under Part I, Item 1A set forth in our Form 10-K for the year ended December 31, 2011, together with all of the other information included in this document; the Partnership’s Form 10-K; and in our other public filings, press releases, and discussions with management of the Partnership. Additionally, for a full discussion of the risks associated with Anadarko’s business, see Item 1A under Part I in Anadarko’s Form 10-K for the year ended December 31, 2011, Anadarko’s quarterly reports on Form 10-Q and Anadarko’s other public filings, press releases and discussions with Anadarko management. We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.

Recently approved final rules regulating air emissions from natural gas processing operations could cause us to incur increased capital expenditures and operating costs, which may be significant.

On April 17, 2012, the EPA approved final rules that establish new air emission controls for natural gas and natural gas liquids production, processing and transportation activities, including New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds, and a separate set of emission standards to address hazardous air pollutants frequently associated with production and processing activities. Among other things, the rules establish specific requirements regarding emissions from compressors and controllers at natural gas gathering and boosting stations and processing plants together with dehydrators and storage tanks at natural gas processing plants, compressor stations and gathering and boosting stations. In addition, the rules establish new requirements for leak detection and repair of leaks at natural gas processing plants that exceed 500 parts per million in concentration. We are currently reviewing this new rule and assessing its potential impacts. Compliance with these requirements may require modifications to certain of our operations, including the installation of new equipment to control emissions from our compressors that could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact our business.

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

2.7

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

4.4	Form of 5.375% Senior Notes due 2021 (incorporated by reference to Exhibit 4.2 to Western Gas Partners, LP’s Current Report on Form 8-K filed on May 18, 2011, File No. 001-34046).
10.1*	Indemnification Agreement dated May 18, 2011, between Western Gas Holdings, LLC and Western Gas Resources, Inc.
31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document
101.SCH**	XBRL Schema Document
101.CAL**	XBRL Calculation Linkbase Document
101.DEF**	XBRL Definition Linkbase Document
101.LAB**	XBRL Label Linkbase Document
101.PRE**	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTERN GAS PARTNERS, LP

May 3, 2012

/s/ Donald R. Sinclair
Donald R. Sinclair
President and Chief Executive Officer
Western Gas Holdings, LLC
(as general partner of Western Gas Partners, LP)

May 3, 2012

/s/ Benjamin M. Fink
Benjamin M. Fink
Senior Vice President, Chief Financial Officer and Treasurer
Western Gas Holdings, LLC
(as general partner of Western Gas Partners, LP)