Form 10-Q
period 2012-06-30
Western Gas Partners LP
filed 2012-08-02
CIK 1414475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

There were 95,783,116 common units outstanding as of July 31, 2012.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WESTERN GAS PARTNERS, LP

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
thousands except per-unit amounts	2012	2011 (1)	2012	2011 (1)
Revenues – affiliates
Gathering, processing and transportation of natural gas and natural gas liquids	$56,110	$54,578	$113,002	$107,114
Natural gas, natural gas liquids and condensate sales	104,008	104,813	209,661	192,498
Equity income and other, net	4,133	3,672	8,134	6,618

Total revenues – affiliates	164,251	163,063	330,797	306,230
Revenues – third parties
Gathering, processing and transportation of natural gas and natural gas liquids	22,365	21,811	44,628	39,632
Natural gas, natural gas liquids and condensate sales	18,218	23,238	41,051	41,442
Other, net	507	1,568	1,107	3,218

Total revenues – third parties	41,090	46,617	86,786	84,292

Total revenues	205,341	209,680	417,583	390,522

Operating expenses
Cost of product (2)	82,456	83,916	165,612	151,099
Operation and maintenance (2)	33,882	29,225	63,780	56,086
General and administrative (2)	9,755	8,171	19,679	16,033
Property and other taxes	4,833	4,352	9,670	8,673
Depreciation, amortization and impairments	27,156	25,835	53,742	49,478

Total operating expenses	158,082	151,499	312,483	281,369

Operating income	47,259	58,181	105,100	109,153
Interest income, net – affiliates	4,225	5,749	8,450	10,419
Interest expense (3)	(9,560)	(6,697)	(19,141)	(12,808)
Other income (expense), net	(1,267)	(3,305)	(809)	(1,153)

Income before income taxes	40,657	53,928	93,600	105,611
Income tax expense	90	6,064	627	10,896

Net income	40,567	47,864	92,973	94,715
Net income attributable to noncontrolling interests	4,290	2,838	8,533	5,792

Net income attributable to Western Gas Partners, LP	$36,277	$45,026	$84,440	$88,923

Limited partners’ interest in net income:
Net income attributable to Western Gas Partners, LP	$36,277	$45,026	$84,440	$88,923
Pre-acquisition net (income) loss allocated to Parent	—	(11,087)	—	(20,000)
General partner interest in net (income) loss (4)	(6,127)	(1,842)	(10,466)	(3,290)

Limited partners’ interest in net income (4)	$30,150	$32,097	$73,974	$65,633
Net income per common unit – basic and diluted	$0.33	$0.40	$0.81	$0.83
Net income per subordinated unit – basic and diluted (5)	$—	$0.38	$—	$0.79

(1)	Financial information has been recast to include the financial position and results attributable to the Bison and MGR assets. See Note 2.
(2)

Cost of product includes product purchases from Anadarko (as defined in Note 1) of $39.3 million and $72.8 million for the three and six months ended June 30, 2012, respectively, and $19.5 million and $36.9 million for the three and six months ended June 30, 2011, respectively. Operation and maintenance includes charges from Anadarko of $12.9 million and $25.4 million for the three and six months ended June 30, 2012, respectively, and $13.1 million and $25.1 million for the three and six months ended June 30, 2011, respectively. General and administrative includes charges from Anadarko of $7.2 million and $15.7 million for the three and six months ended June 30, 2012, respectively, and $6.3 million and $12.5 million for the three and six months ended June 30, 2011, respectively. See Note 5.

(3)

Includes Affiliate (as defined in Note 1) interest expense of $1.3 million and $2.6 million for the three and six months ended June 30, 2012, respectively, and $1.2 million and $2.5 million for the three and six months ended June 30, 2011, respectively. See Note 7.

(4)	Represents net income for periods including and subsequent to the acquisition of the Partnership assets (as defined in Note 1). See Note 4.
(5)	All subordinated units were converted to common units on a one-for-one basis on August 15, 2011. See Note 4.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS PARTNERS, LP

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

thousands except number of units	June 30, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$258,052	$226,559
Accounts receivable, net	19,674	22,703
Other current assets (1)	5,732	7,186

Total current assets	283,458	256,448
Note receivable – Anadarko	260,000	260,000
Plant, property and equipment
Cost	2,866,566	2,638,013
Less accumulated depreciation	642,253	585,789

Net property, plant and equipment	2,224,313	2,052,224
Goodwill	82,136	82,136
Other intangible assets	52,320	52,858
Equity investments	107,446	109,817
Other assets	26,526	24,143

Total assets	$3,036,199	$2,837,626

LIABILITIES, EQUITY AND PARTNERS’ CAPITAL
Current liabilities
Accounts and natural gas imbalance payables (2)	$40,461	$26,600
Accrued ad valorem taxes	9,717	8,186
Income taxes payable	548	495
Accrued liabilities (3)	107,635	41,315

Total current liabilities	158,361	76,596
Long-term debt – third parties	1,010,228	494,178
Note payable – Anadarko	—	175,000
Deferred income taxes	1,375	107,377
Asset retirement obligations and other	69,048	67,169

Total long-term liabilities	1,080,651	843,724

Total liabilities	1,239,012	920,320
Equity and partners’ capital
Common units (95,783,116 and 90,140,999 units issued and outstanding at June 30, 2012, and December 31, 2011, respectively)	1,617,196	1,495,253
General partner units (1,954,759 and 1,839,613 units issued and outstanding at June 30, 2012, and December 31, 2011, respectively)	39,758	31,729
Parent net investment	—	269,600

Total partners’ capital	1,656,954	1,796,582
Noncontrolling interests	140,233	120,724

Total equity and partners’ capital	1,797,187	1,917,306

Total liabilities, equity and partners’ capital	$3,036,199	$2,837,626

(1)	Other current assets includes natural gas imbalance receivables from affiliates of $0.3 million and $0.5 million as of June 30, 2012, and December 31, 2011, respectively.
(2)	Accounts and natural gas imbalance payables includes amounts payable to affiliates of $23.2 million and $5.9 million as of June 30, 2012, and December 31, 2011, respectively.
(3)	Accrued liabilities include amounts payable to affiliates of $18.9 million and $0.3 million as of June 30, 2012, and December 31, 2011, respectively. See Note 5.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS PARTNERS, LP

CONSOLIDATED STATEMENT OF EQUITY AND PARTNERS’ CAPITAL

(UNAUDITED)

	Partners’ Capital
thousands	Parent Net Investment	Common Units	General Partner Units	Noncontrolling Interests	Total
Balance at December 31, 2011	$269,600	$1,495,253	$31,729	$120,724	$1,917,306
Net income	—	73,974	10,466	8,533	92,973
Issuance of common and general partner units, net of offering expenses	—	212,096	4,478	—	216,574
Contributions from noncontrolling interest owners	—	—	—	21,315	21,315
Distributions to noncontrolling interest owners	—	—	—	(10,339)	(10,339)
Distributions to unitholders	—	(81,697)	(7,383)	—	(89,080)
Acquisition from affiliates	(482,701)	23,458	479	—	(458,764)
Contributions of equity-based compensation from Parent	—	1,896	39	—	1,935
Net pre-acquisition contributions from (distributions to) Parent	106,597	(106,597)	—	—	—
Net distributions of other assets to Parent	—	(4,046)	(50)	—	(4,096)
Elimination of net deferred tax liabilities	106,504	—	—	—	106,504
Non-cash equity-based compensation and other	—	2,859	—	—	2,859

Balance at June 30, 2012	$—	$1,617,196	$39,758	$140,233	$1,797,187

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS PARTNERS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
thousands	2012	2011 (1)
Cash flows from operating activities
Net income	$92,973	$94,715
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairments	53,742	49,478
Deferred income taxes	502	5,491
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	5,803	(20,313)
Increase (decrease) in accounts and natural gas imbalance payables and accrued liabilities, net	8,820	14,058
Change in other items, net	4,250	4,809

Net cash provided by operating activities	166,090	148,238
Cash flows from investing activities
Capital expenditures	(147,058)	(38,150)
Acquisitions from affiliates	(465,507)	—
Acquisitions from third parties	—	(303,602)
Investments in equity affiliates	—	(93)
Proceeds from sale of assets to affiliates	—	242

Net cash used in investing activities	(612,565)	(341,603)
Cash flows from financing activities
Borrowings, net of debt issuance costs	886,369	1,045,939
Repayments of debt	(549,000)	(859,000)
Proceeds from issuance of common and general partner units, net of offering expenses	216,574	132,569
Distributions to unitholders	(89,080)	(63,732)
Contributions from noncontrolling interest owners	21,315	7,389
Distributions to noncontrolling interest owners	(10,339)	(7,495)
Net contributions from (distributions to) Parent	2,129	(26,684)

Net cash provided by financing activities	477,968	228,986

Net increase (decrease) in cash and cash equivalents	31,493	35,621
Cash and cash equivalents at beginning of period	226,559	27,074

Cash and cash equivalents at end of period	$258,052	$62,695

Supplemental disclosures
Elimination of net deferred tax liabilities	$106,504	$—
Transfer of Brasada and Lancaster capital expenditures	$19,197	$—
Net distributions of other assets to Parent	$4,096	$—
Increase (decrease) in accrued capital expenditures	$54,171	$2,885
Interest paid	$18,186	$8,271
Interest received	$8,450	$8,450
Taxes paid	$72	$—

(1)	Financial information has been recast to include the financial position and results attributable to the Bison and MGR assets. See Note 2.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

General. Western Gas Partners, LP (the “Partnership”), which closed its initial public offering to become publicly traded in 2008, is a growth-oriented Delaware master limited partnership formed by Anadarko Petroleum Corporation in 2007 to own, operate, acquire and develop midstream energy assets. As of June 30, 2012, the Partnership’s assets include thirteen gathering systems, seven natural gas treating facilities, ten natural gas processing facilities, two NGL pipelines, one interstate gas pipeline, one intrastate gas pipeline and interests accounted for under the equity method in Fort Union Gas Gathering, LLC (“Fort Union”), White Cliffs Pipeline, LLC (“White Cliffs”) and Rendezvous Gas Services, LLC (“Rendezvous”). The Partnership’s assets are located in East, West and South Texas, the Rocky Mountains (Colorado, Utah and Wyoming), and the Mid-Continent (Kansas and Oklahoma). The Partnership is engaged in the business of gathering, processing, compressing, treating and transporting natural gas, condensate, NGLs and crude oil for Anadarko Petroleum Corporation and its consolidated subsidiaries, as well as for third-party producers and customers.

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

In July 2009, the Partnership acquired a 51% interest in Chipeta Processing LLC (“Chipeta”) and became party to Chipeta’s limited liability company agreement. As of June 30, 2012, Chipeta is owned 51% by the Partnership, 24% by Anadarko and 25% by a third-party member. The interests in Chipeta held by Anadarko and the third-party member are reflected as noncontrolling interests in the Partnership’s consolidated financial statements for all periods presented. See Note 9.

The information furnished herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of financial position as of June 30, 2012, and December 31, 2011, results of operations for the three and six months ended June 30, 2012 and 2011, statement of equity and partners’ capital for the six months ended June 30, 2012, and statements of cash flows for the six months ended June 30, 2012 and 2011. The Partnership’s financial results for the three and six months ended June 30, 2012, are not necessarily indicative of the expected results for the full year ending December 31, 2012.

Presentation of Partnership assets. References to the “Partnership assets” refer collectively to the assets owned by the Partnership as of June 30, 2012. Because of Anadarko’s control of the Partnership through its ownership of the general partner, each acquisition of Partnership assets through June 30, 2012, except for the acquisitions of the Platte Valley assets (as defined in Note 2) and the 9.6% interest in White Cliffs from third parties, was considered a transfer of net assets between entities under common control. As such, the Partnership assets acquired by the Partnership from Anadarko are initially recorded at Anadarko’s historic carrying value, the value of which does not correlate to the total acquisition price paid by the Partnership. Further, after each acquisition of assets from Anadarko, the Partnership is required to recast its financial statements to include the activities of the Partnership assets as of the date of common control. See Note 2.

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

Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, the accompanying consolidated financial statements and notes should be read in conjunction with the Partnership’s 2011 Form 10-K, as filed with the SEC on February 28, 2012, certain sections of which have been recast to reflect the results of the MGR assets (as defined in Note 2) in the Partnership’s Current Report on Form 8-K, as filed with the SEC on May 22, 2012. Management believes that the disclosures made are adequate to make the information not misleading. Certain prior-period amounts have been reclassified to conform to the current-year presentation.

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

Chipeta acquisition. Subsequent to June 30, 2012, the Partnership acquired Anadarko’s remaining 24% membership interest in Chipeta, bringing its total membership interest in Chipeta to 75%. See Note 9.

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

The following table presents the unaudited pro forma condensed financial information of the Partnership as if the Platte Valley acquisition had occurred on January 1, 2011:

thousands except per-unit amount	Six Months Ended June 30, 2011
Revenues	$406,561
Net income	97,441
Net income attributable to Western Gas Partners, LP	91,649
Net income per common unit – basic and diluted	$0.87

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

The following table presents the impact to the historical consolidated statements of income attributable to the Bison and MGR assets, including the elimination of intercompany activity between such assets:

	Three Months Ended June 30, 2011
thousands	Partnership Historical	Bison Assets	MGR Assets	Eliminations	Combined
Revenues	$161,748	$5,314	$42,699	$(81)	$209,680
Net income	36,777	1,154	9,933	—	47,864

	Six Months Ended June 30, 2011
thousands	Partnership Historical	Bison Assets	MGR Assets	Eliminations	Combined
Revenues	$297,741	$10,906	$81,970	$(95)	$390,522
Net income	74,715	2,781	17,219	—	94,715

MGR acquisition. Other assets on the Partnership’s consolidated balance sheets include a receivable of $0.6 million and $0.7 million as of June 30, 2012, and December 31, 2011, respectively, recognized in conjunction with the capital lease component of a processing agreement assumed in connection with the MGR acquisition. The agreement, in which the Partnership is the lessor, extends through November 2014. For all periods presented, other assets also include $4.6 million related to the unguaranteed residual value of the processing plant included in the processing agreement, based on a measurement of fair value estimated when the plant was acquired by Anadarko in 2006. Interest income related to the capital lease is recorded to other income (expense), net on the accompanying consolidated statements of income.

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

The partnership agreement requires the Partnership to distribute all of its available cash (as defined in the partnership agreement) to unitholders of record on the applicable record date within 45 days of the end of each quarter. The Partnership declared the following cash distributions to its unitholders for the periods presented:

thousands except per-unit amounts Quarters Ended	Total Quarterly Distribution per Unit	Total Cash Distribution	Date of Distribution
2011
March 31	$ 0.390	$ 33,168	May 2011
June 30	$ 0.405	$ 36,063	August 2011
2012
March 31	$ 0.460	$ 46,053	May 2012
June 30 (1)	$ 0.480	$ 52,425	August 2012

(1)

On July 19, 2012, the board of directors of the Partnership’s general partner declared a cash distribution to the Partnership’s unitholders of $0.48 per unit, or $52.4 million in aggregate, including incentive distributions. The cash distribution is payable on August 13, 2012, to unitholders of record at the close of business on July 31, 2012.

4.	EQUITY AND PARTNERS’ CAPITAL

Equity offerings. The Partnership completed the following public equity offerings during 2011 and 2012:

thousands except unit and per-unit amounts	Common Units Issued (1)	GP Units Issued (2)	Price Per Unit	Underwriting Discount and Other Offering Expenses	Net Proceeds
March 2011 equity offering	3,852,813	78,629	$35.15	$5,621	$132,569
September 2011 equity offering	5,750,000	117,347	35.86	7,655	202,748
June 2012 equity offering	5,000,000	102,041	43.88	7,304	216,574

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

Common and general partner units. The Partnership’s common units are listed on the New York Stock Exchange under the symbol “WES.” The following table summarizes common and general partner units issued during the six months ended June 30, 2012:

	Common Units	General Partner Units	Total
Balance at December 31, 2011	90,140,999	1,839,613	91,980,612
MGR acquisition	632,783	12,914	645,697
Long-Term Incentive Plan Awards	9,334	191	9,525
June 2012 equity offering	5,000,000	102,041	5,102,041

Balance at June 30, 2012	95,783,116	1,954,759	97,737,875

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	EQUITY AND PARTNERS’ CAPITAL (CONTINUED)

Conversion of subordinated units. Upon payment of the cash distribution for the second quarter of 2011, the requirements for the conversion of all subordinated units were satisfied under the partnership agreement. As a result, the 26,536,306 subordinated units were converted on August 15, 2011, on a one-for-one basis, into common units. For purposes of calculating net income per common and subordinated unit, the conversion of the subordinated units is deemed to have occurred on July 1, 2011. The Partnership’s net income was allocated to the general partner and the limited partners, including the holders of the subordinated units, through June 30, 2011, in accordance with their respective ownership percentages. The conversion does not impact the amount of the cash distribution paid or the total number of the Partnership’s outstanding units representing limited partner interests.

Anadarko holdings of Partnership equity. As of June 30, 2012, Anadarko indirectly held 1,954,759 general partner units representing a 2.0% general partner interest in the Partnership, 40,422,004 common units representing a 41.4% limited partner interest, and 100% of the Partnership’s incentive distribution rights. The public held 55,361,112 common units, representing a 56.6% interest in the Partnership.

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

The following table illustrates the Partnership’s calculation of net income per unit for common and subordinated units:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands except per-unit amounts	2012	2011	2012	2011
Net income attributable to Western Gas Partners, LP	$36,277	$45,026	$84,440	$88,923
Pre-acquisition net (income) loss allocated to Parent	—	(11,087)	—	(20,000)
General partner interest in net (income) loss	(6,127)	(1,842)	(10,466)	(3,290)

Limited partners’ interest in net income	$30,150	$32,097	$73,974	$65,633

Net income allocable to common units	$30,150	$22,028	$73,974	$44,615
Net income allocable to subordinated units	—	10,069	—	21,018

Limited partners’ interest in net income	$30,150	$32,097	$73,974	$65,633

Net income per unit – basic and diluted
Common units	$0.33	$0.40	$0.81	$0.83
Subordinated units	$—	$0.38	$—	$0.79

Weighted average units outstanding – basic and diluted
Common units	91,272	54,896	90,981	53,528
Subordinated units	—	26,536	—	26,536

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.	TRANSACTIONS WITH AFFILIATES

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

Cash management. Anadarko operates a cash management system whereby excess cash from most of its subsidiaries, held in separate bank accounts, is generally swept to centralized accounts. Prior to the Partnership’s acquisitions of the Partnership assets, third-party sales and purchases related to such assets were received or paid in cash by Anadarko within its centralized cash management system. Anadarko charged or credited the Partnership interest at a variable rate on outstanding affiliate balances for the periods these balances remained outstanding. The outstanding affiliate balances were entirely settled through an adjustment to parent net investment in connection with the acquisition of the Partnership assets. Subsequent to the acquisition of the Partnership assets, transactions related to such assets are cash-settled directly with third parties and with Anadarko affiliates, and affiliate-based interest expense on current intercompany balances is not charged. Chipeta cash settles transactions directly with third parties and Anadarko, as well as with the other subsidiaries of the Partnership.

Note receivable from and amounts payable to Anadarko. Concurrent with the closing of the Partnership’s May 2008 initial public offering, the Partnership loaned $260.0 million to Anadarko in exchange for a 30-year note bearing interest at a fixed annual rate of 6.50%, payable quarterly. The fair value of the note receivable from Anadarko was approximately $261.6 million and $303.7 million at June 30, 2012, and December 31, 2011, respectively. The fair value of the note reflects consideration of credit risk and any premium or discount for the differential between the stated interest rate and quarter-end market interest rate, based on quoted market prices of similar debt instruments. Accordingly, the fair value of the note receivable from Anadarko is measured using Level 2 inputs.

In addition, in December 2008, the Partnership entered into a term loan agreement with Anadarko, which was repaid in full in June 2012 using the proceeds from the 4.000% Senior Notes due 2022 (the “2022 Notes”). See Note 7.

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

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.	TRANSACTIONS WITH AFFILIATES (CONTINUED)

Below is a summary of the fixed price ranges on the Partnership’s commodity price swap agreements outstanding as of June 30, 2012:

Year Ended December 31,
per barrel except natural gas	2012	2013	2014	2015	2016
Ethane	$ 18.21 – 29.78	$ 18.32 – 30.10	$ 18.36 – 30.53	$ 18.41 – 23.41	$ 23.11
Propane	$ 45.23 – 57.97	$ 45.90 – 55.84	$ 46.47 – 53.78	$ 47.08 – 52.99	$ 52.90
Isobutane	$ 57.50 – 80.98	$ 60.44 – 77.66	$ 61.24 – 75.13	$ 62.09 – 74.02	$ 73.89
Normal butane	$ 52.40 – 71.15	$ 53.20 – 68.24	$ 53.89 – 66.01	$ 54.62 – 65.04	$ 64.93
Natural gasoline	$ 69.77 – 89.51	$ 70.89 – 92.23	$ 71.85 – 83.04	$ 72.88 – 81.82	$ 81.68
Condensate	$ 72.73 – 89.51	$ 74.04 – 85.84	$ 75.22 – 83.04	$ 76.47 – 81.82	$ 81.68
Natural gas (per MMbtu)	$ 3.62 – 5.97	$ 3.75 – 6.09	$ 4.45 – 6.20	$ 4.66 – 5.96	$ 4.87

The following table summarizes realized gains and losses on commodity price swap agreements:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2012	2011	2012	2011
Gains (losses) on commodity price swap agreements related to sales: (1)
Natural gas sales	$11,746	$8,992	$21,596	$15,800
Natural gas liquids sales	19,680	(10,677)	20,034	(16,518)

Total	31,426	(1,685)	41,630	(718)
Losses on commodity price swap agreements related to purchases (2)	(27,347)	(6,670)	(44,539)	(12,876)

Net gains (losses) on commodity price swap agreements	$4,079	$(8,355)	$(2,909)	$(13,594)

(1)	Reported in Affiliate natural gas, NGLs and condensate sales in the Partnership’s consolidated statements of income in the period in which the related sale is recorded.
(2)	Reported in cost of product in the Partnership’s consolidated statements of income in the period in which the related purchase is recorded.

Gas gathering and processing agreements. The Partnership has significant gas gathering and processing arrangements with affiliates of Anadarko on a majority of its systems. Approximately 76% and 75% of the Partnership’s gathering, transportation and treating throughput for the three months ended June 30, 2012 and 2011, respectively, and 76% and 74% for the six months ended June 30, 2012 and 2011, respectively, was attributable to natural gas production owned or controlled by Anadarko. Approximately 59% and 64% of the Partnership’s processing throughput for the three months ended June 30, 2012 and 2011, respectively, and 59% and 64% for the six months ended June 30, 2012 and 2011, respectively, was attributable to natural gas production owned or controlled by Anadarko.

In connection with the MGR acquisition, the Partnership entered into 10-year, fee-based gathering and processing agreements with Anadarko effective December 1, 2011, for all affiliate throughput on the MGR assets.

Equity incentive plan and Anadarko incentive plans. The Partnership’s general and administrative expenses include equity-based compensation costs allocated by Anadarko to the Partnership for grants made pursuant to (i) the Western Gas Holdings, LLC Equity Incentive Plan, as amended and restated (the “Incentive Plan”) and (ii) the Anadarko Petroleum Corporation 1999 Stock Incentive Plan and the Anadarko Petroleum Corporation 2008 Omnibus Incentive Compensation Plan (Anadarko’s plans are referred to collectively as the “Anadarko Incentive Plans”).

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.	TRANSACTIONS WITH AFFILIATES (CONTINUED)

Under the Incentive Plan, participants are granted Unit Value Rights (“UVRs”), Unit Appreciation Rights (“UARs”) and Dividend Equivalent Rights (“DERs”). UVRs and UARs outstanding under the Incentive Plan were collectively valued at $757.00 per unit and $634.00 per unit as of June 30, 2012, and December 31, 2011, respectively. The Partnership’s general and administrative expense included approximately $2.9 million and $7.0 million for the three and six months ended June 30, 2012, respectively, and $1.9 million and $3.9 million for the three and six months ended June 30, 2011, respectively, of allocated equity-based compensation expense for grants made pursuant to the Incentive Plan and Anadarko Incentive Plans.

Equipment purchase. In June 2012, the Partnership purchased equipment with a net carrying value of $1.2 million from Anadarko for $2.2 million in cash, with the difference recorded as an adjustment to Partners’ capital. In March 2012, the Partnership purchased equipment with a net carrying value of $0.6 million from Anadarko for $4.5 million in cash, with the difference recorded as an adjustment to Partners’ capital.

During 2011, as described in Note receivable from and amounts payable to Anadarko above, Anadarko purchased equipment related to the construction of the Brasada and Lancaster gas processing facilities. In the first quarter of 2012, this equipment was transferred to the Partnership and is included in the balance of property, plant and equipment as of June 30, 2012. See Note 6.

Summary of affiliate transactions. Affiliate transactions include revenue from affiliates, reimbursement of operating expenses and purchases of natural gas. The following table summarizes affiliate transactions, including transactions with Anadarko, its affiliates and the general partner:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2012	2011	2012	2011
Revenues (1)	$164,251	$163,063	$330,797	$306,230
Cost of product (1)	39,338	19,517	72,764	36,908
Operation and maintenance (2)	12,929	13,127	25,402	25,065
General and administrative (3)	7,196	6,315	15,679	12,515

Operating expenses	59,463	38,959	113,845	74,488
Interest income, net (4)	4,225	5,749	8,450	10,419
Interest expense (5)	1,288	1,233	2,603	2,467
Distributions to unitholders (6)	22,891	15,779	43,763	30,864
Contributions from noncontrolling interest owners	5,616	2,659	10,440	3,619
Distributions to noncontrolling interest owners	2,544	1,533	5,064	4,547

(1)	Represents amounts recognized under gathering, treating or processing agreements, and purchase and sale agreements.
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

(5)	Represents interest expense recognized on the note payable to Anadarko. In June 2012, the note payable to Anadarko was repaid in full. See Note 7.
(6)	Represents distributions paid under the partnership agreement.

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.	TRANSACTIONS WITH AFFILIATES (CONTINUED)

Concentration of credit risk. Anadarko was the only customer from whom revenues exceeded 10% of the Partnership’s consolidated revenues for all periods presented on the Partnership’s consolidated statements of income.

6.	PROPERTY, PLANT AND EQUIPMENT

A summary of the historical cost of the Partnership’s property, plant and equipment is as follows:

thousands	Estimated Useful Life	June 30, 2012	December 31, 2011
Land	n/a	$501	$364
Gathering systems	5 to 47 years	2,483,617	2,437,152
Pipelines and equipment	15 to 45 years	91,011	90,883
Assets under construction	n/a	284,882	104,687
Other	3 to 25 years	6,555	4,927

Total property, plant and equipment		2,866,566	2,638,013
Accumulated depreciation		642,253	585,789

Net property, plant and equipment		$2,224,313	$2,052,224

The cost of property classified as “Assets under construction” is excluded from capitalized costs being depreciated. These amounts represent property that is not yet suitable to be placed into productive service as of the respective balance sheet date. Assets under construction includes $18.9 million related to the transfer of the Brasada and Lancaster gas processing facilities (see Note 5), and $0.3 million of related capitalized interest. In addition, property, plant and equipment cost and third-party accrued liability balances in the Partnership’s consolidated balance sheets each include $69.1 million and $15.0 million of accrued capital as of June 30, 2012, and December 31, 2011, respectively, representing estimated capital expenditures for which invoices had not yet been processed.

7.	DEBT AND INTEREST EXPENSE

The following table presents the Partnership’s outstanding debt as of June 30, 2012, and December 31, 2011:

	June 30, 2012			December 31, 2011
thousands	Principal	Carrying Value	Fair Value	Principal	Carrying Value	Fair Value
4.000% Senior Notes due 2022	$520,000	$515,812	$519,951	$—	$—	$—
5.375% Senior Notes due 2021	500,000	494,416	499,950	500,000	494,178	499,950
Note payable to Anadarko	—	—	—	175,000	175,000	174,528

Total debt outstanding (1)	$1,020,000	$1,010,228	$1,019,901	$675,000	$669,178	$674,478

(1)

The Partnership’s consolidated balance sheets include accrued interest expense of $2.4 million and $2.7 million as of June 30, 2012, and December 31, 2011, respectively, which is included in accrued liabilities.

Fair value of debt. The fair value of debt reflects any premium or discount for the difference between the stated interest rate and the quarter-end market interest rate, and is based on quoted market prices for identical instruments, if available, or based on valuations of similar debt instruments. Accordingly, the fair value of the debt instruments in the table above is measured using Level 2 inputs.

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.	DEBT AND INTEREST EXPENSE (CONTINUED)

Debt activity. The following table presents the debt activity of the Partnership for the six months ended June 30, 2012:

thousands	Carrying Value
Balance as of December 31, 2011	$669,178
Revolving credit facility borrowings	374,000
Issuance of 4.000% Senior Notes due 2022	520,000
Repayment of revolving credit facility	(374,000)
Repayment of Note payable to Anadarko	(175,000)
Revolving credit facility borrowings – Swingline	20,000
Repayment of revolving credit facility – Swingline	(20,000)
Other and changes in debt discount	(3,950)

Balance as of June 30, 2012	$1,010,228

4.000% Senior Notes due 2022. In June 2012, the Partnership completed the offering of $520.0 million aggregate principal amount of the 2022 Notes at a price to the public of 99.194% of the face amount. Including the effects of the issuance and underwriting discounts, the effective interest rate is 4.189%. Interest will be paid semi-annually on January 1 and July 1 of each year, commencing on January 1, 2013. The 2022 Notes will mature on July 1, 2022, unless redeemed, in whole or in part, at any time prior to maturity, at a redemption price that includes a make-whole premium. Proceeds (net of underwriting discount of $3.4 million and debt issuance costs) were used to repay all amounts then outstanding under the Partnership’s revolving credit facility (“RCF”) and the $175.0 million note payable to Anadarko (see below).

The 2022 Notes indenture contains customary events of default including, among others, (i) default for 30 days in the payment of interest when due on the 2022 Notes; (ii) default in payment, when due, of principal of or premium, if any, on the 2022 Notes at maturity, upon redemption or otherwise; and (iii) certain events of bankruptcy or insolvency. The 2022 Notes indenture also contains covenants that limit, among other things, the Partnership’s ability, as well as that of certain of its subsidiaries, to (i) create liens on its principal properties; (ii) engage in sale and leaseback transactions; and (iii) merge or consolidate with another entity or sell, lease or transfer substantially all of its properties or assets to another entity. At June 30, 2012, the Partnership was in compliance with all covenants under the 2022 Notes.

5.375% Senior Notes due 2021. In May 2011, the Partnership completed the offering of $500.0 million aggregate principal amount of 5.375% Senior Notes due 2021 (the “2021 Notes”) at a price to the public of 98.778% of the face amount. Including the effects of the issuance and underwriting discounts, the effective interest rate is 5.648%.

Upon issuance, the 2021 Notes were fully and unconditionally guaranteed on a senior unsecured basis by each of the Partnership’s wholly owned subsidiaries (the “Subsidiary Guarantors”). The Subsidiary Guarantors’ guarantees were immediately released on June 13, 2012, upon the Subsidiary Guarantors becoming released from their obligations under the RCF, as discussed below. At June 30, 2012, the Partnership was in compliance with all covenants under the 2021 Notes.

Note payable to Anadarko. In December 2008, the Partnership entered into a five-year $175.0 million term loan agreement with Anadarko. The term loan agreement was amended in December 2010 to fix the interest rate at 2.82% through maturity in 2013. In June 2012, the note payable to Anadarko was repaid in full with proceeds from the issuance of the 2022 Notes.

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.	DEBT AND INTEREST EXPENSE (CONTINUED)

Revolving credit facility. In March 2011, the Partnership entered into an amended and restated $800.0 million senior unsecured RCF which matures in March 2016 and bears interest at London Interbank Offered Rate (“LIBOR”) plus applicable margins currently ranging from 1.30% to 1.90%, or an alternate base rate equal to the greatest of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 0.5%, or (c) LIBOR plus 1%, plus applicable margins currently ranging from 0.30% to 0.90%. The interest rate was 1.75% and 1.80% at June 30, 2012, and December 31, 2011, respectively. The Partnership is required to pay a quarterly facility fee currently ranging from 0.20% to 0.35% of the commitment amount (whether used or unused), based upon the Partnership’s senior unsecured debt rating. The facility fee rate was 0.25% at June 30, 2012, and December 31, 2011.

On June 13, 2012, following the receipt of a second investment grade rating as defined in the RCF, the guarantees provided by the Partnership’s wholly owned subsidiaries were released, and the Partnership is no longer subject to certain of the restrictive covenants associated with the RCF, including the maintenance of an interest coverage ratio and adherence to covenants that limit, among other things, the Partnership’s, and certain of the Partnership’s subsidiaries’ ability to dispose of assets and make certain investments or payments. As of June 30, 2012, there were no outstanding borrowings under the RCF and $800.0 million was available for borrowing. At June 30, 2012, the Partnership was in compliance with all remaining covenants under the RCF.

The 2022 Notes, the 2021 Notes and obligations under the RCF are recourse to the Partnership’s general partner. In turn, the Partnership’s general partner has been indemnified by a wholly owned subsidiary of Anadarko against any claims made against the general partner under the 2022 Notes, the 2021 Notes and RCF.

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

Interest rate agreements. In May 2012, the Partnership entered into U.S. Treasury Rate lock agreements to mitigate the risk of rising interest rates prior to the issuance of the 2022 Notes. The rate lock agreements were settled simultaneously with the issuance of the 2022 Notes in June 2012, realizing a loss of $1.7 million, which is included in other income (expense), net in the Partnership’s consolidated statements of income.

In March 2011, the Partnership entered into a forward-starting interest-rate swap agreement to mitigate the risk of rising interest rates prior to the issuance of the 2021 Notes. In May 2011, the Partnership issued the 2021 Notes and terminated the swap agreement, realizing a loss of $1.9 million, which is included in other income (expense), net in the Partnership’s consolidated statements of income.

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.	DEBT AND INTEREST EXPENSE (CONTINUED)

Interest expense. The following table summarizes the amounts included in interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2012	2011	2012	2011
Third Parties
Interest expense on long-term debt	$8,202	$4,474	$16,117	$7,150
Amortization of debt issuance costs and commitment fees (1)	1,016	1,003	2,024	3,204
Capitalized interest	(946)	(13)	(1,603)	(13)

Total interest expense – third parties	8,272	5,464	16,538	10,341

Affiliates
Interest expense on note payable to Anadarko (2)	1,206	1,233	2,440	2,467
Interest expense, net on affiliate balances	82	—	163	—

Total interest expense – affiliates	1,288	1,233	2,603	2,467

Interest expense	$9,560	$6,697	$19,141	$12,808

(1)

Amortization of the original issue discount and underwriters’ fees related to the 2022 Notes and 2021 Notes was $0.2 million and $0.4 million for the three and six months ended June 30, 2012, respectively, and related to the 2021 Notes was $0.1 million for both the three and six months ended June 30, 2011.

(2)	In June 2012, the note payable to Anadarko was repaid in full. See Note payable to Anadarko within this Note 7.

8.	COMMITMENTS AND CONTINGENCIES

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

Other commitments. The Partnership has short-term payment obligations, or commitments, related to capital spending programs of the Partnership, as well as its unconsolidated affiliates. As of June 30, 2012, the Partnership had unconditional payment obligations for services to be rendered, or products to be delivered in connection with its capital projects of approximately $56.6 million, primarily related to the construction of a second cryogenic train at the Chipeta plant and the continued construction of the Brasada and Lancaster plants, a majority of which will be spent in 2012. See Note 5.

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

Rent expense associated with the office, warehouse and equipment leases was $0.8 million and $1.5 million for the three and six months ended June 30, 2012, respectively, and $1.0 million and $2.0 million for the three and six months ended June 30, 2011, respectively.

9.	SUBSEQUENT EVENT

On August 1, 2012, the Partnership closed on the acquisition of Anadarko’s remaining 24% membership interest in Chipeta, with the Partnership receiving distributions related to the additional interest beginning July 1, 2012. Subsequent to the acquisition, the Partnership held a 75% interest in Chipeta, with 25% held by a third-party member. Consideration paid for the 24% membership interest consisted of: (i) $128.3 million of cash on hand and (ii) the issuance of 151,235 common units and 3,086 general partner units. In connection with the acquisition, the Partnership also entered into Amendment No. 8 to the First Amended and Restated Agreement of Limited Partnership, effective August 1, 2012. As with previous acquisitions from Anadarko, the amendment permits the Partnership to make a special one-time cash distribution to an affiliate of Anadarko in an amount equal to the cash consideration. The foregoing description is qualified in its entirety by reference to the full text of the partnership agreement amendment, a copy of which is filed with this Quarterly Report on Form 10-Q as Exhibit 3.10.

Item 2. Management’s	Discussion and Analysis of Financial Condition and Results of Operations

The following discussion analyzes our financial condition and results of operations and should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements, which are included under Part I, Item 1 of this quarterly report, as well as our historical consolidated financial statements, and the notes thereto (which have been recast to reflect the results of the acquisition of Mountain Gas Resources, LLC in our Current Report on Form 8-K, as filed with the Securities and Exchange Commission, or “SEC,” on May 22, 2012), and other public filings and press releases by Western Gas Partners, LP. Unless the context otherwise requires, references to “we,” “us,” “our,” the “Partnership” or “Western Gas Partners” refers to Western Gas Partners, LP and its subsidiaries, including the financial results of the Partnership assets (described below) from their respective date acquired by entities under common control, for all periods presented. For ease of reference, we also refer to the historical financial results of the Partnership assets prior to our acquisitions as being “our” historical financial results. “Anadarko” or “Parent” refers to Anadarko Petroleum Corporation and its consolidated subsidiaries, excluding the Partnership and the general partner. Our “general partner” refers to Western Gas Holdings, LLC, a wholly owned subsidiary of Anadarko and the general partner of the Partnership. “Affiliates” refers to Anadarko and its wholly owned and partially owned subsidiaries, excluding the Partnership, and also refers to Fort Union Gas Gathering, LLC, or “Fort Union,” White Cliffs Pipeline, LLC, or “White Cliffs,” and Rendezvous Gas Services, LLC, or “Rendezvous.” References to the “Partnership assets” refer collectively to the assets owned by the Partnership as of June 30, 2012.

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

•	the supply of, the demand for, and the prices of, oil, natural gas, NGLs and other products or services;

•	the weather;

•	inflation;

•	the availability of goods and services, including downstream transportation and fractionation capacity;

•	general economic conditions, either internationally or nationally or in the jurisdictions in which we are doing business;

•	changes in environmental and safety regulations; environmental risks; regulations by the Federal Energy Regulatory Commission, (“FERC”); and liability under federal and state laws and regulations;

•	legislative or regulatory changes affecting our status as a partnership for federal income tax purposes;

•

changes in the financial or operational condition of our sponsor, Anadarko, including changes as a result of remaining claims related to the Deepwater Horizon events for which Anadarko is not indemnified;

•	changes in Anadarko’s capital program, strategy or desired areas of focus;

•	our commitments to capital projects and the ability to complete such projects on time and within budget expectations;

•	the ability to utilize our revolving credit facility (“RCF”);

•	the creditworthiness of Anadarko or our other counterparties, including financial institutions, operating partners, and other parties;

•	our ability to repay debt;

•	our ability to maintain and/or obtain rights to operate our assets on land owned by third parties;

•	our ability to acquire assets on acceptable terms;

•	non-payment or non-performance of Anadarko or other significant customers, including under our gathering, processing and transportation agreements and our $260.0 million note receivable from Anadarko;

•	the timing, amount and terms of future issuances of common equity and debt securities; and

•

other factors discussed below, in “Risk Factors” included in our 2011 Form 10-K, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” included in our Current Report on Form 8-K filed May 22, 2012, our quarterly reports on Form 10-Q and elsewhere in our other public filings and press releases.

The risk factors and other factors noted throughout or incorporated by reference in this report could cause our actual results to differ materially from those contained in any forward-looking statement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

EXECUTIVE SUMMARY

We are a growth-oriented master limited partnership (“MLP”) organized by Anadarko to own, operate, acquire and develop midstream energy assets. We currently own assets located in East, West and South Texas, the Rocky Mountains (Colorado, Utah and Wyoming), and the Mid-Continent (Kansas and Oklahoma) and are engaged in the business of gathering, processing, compressing, treating and transporting natural gas, condensate, NGLs and crude oil for Anadarko and its consolidated subsidiaries, as well as for third-party producers and customers. As of June 30, 2012, our assets consist of thirteen gathering systems, seven natural gas treating facilities, ten natural gas processing facilities, two NGL pipelines, one interstate gas pipeline, one intrastate gas pipeline and interests accounted for under the equity method in two gas gathering systems and a crude oil pipeline.

Significant financial highlights during the first six months of 2012 include the following:

•

We issued $520.0 million aggregate principal amount of 4.000% Senior Notes due 2022 (the “2022 Notes”). Net proceeds from this issuance were used to repay all amounts then outstanding under our revolving credit facility and the note payable to Anadarko, with the remaining net proceeds used for general partnership purposes. See Liquidity and Capital Resources below.

•

We issued 5,000,000 common units to the public, generating net proceeds of $216.6 million, including the general partner’s proportionate capital contribution to maintain its 2.0% general partner interest. Net proceeds will be used for general partnership purposes, including the funding of capital expenditures. See Equity Offerings below.

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

•

We raised our distribution to $0.48 per unit for the second quarter of 2012, representing a 4% increase over the distribution for the first quarter of 2012, a 19% increase over the distribution for the second quarter of 2011, and our thirteenth consecutive quarterly increase.

Significant operational highlights during the first six months of 2012 include the following:

•

Throughput attributable to Western Gas Partners, LP totaled 2,381 MMcf/d and 2,398 MMcf/d for the three and six months ended June 30, 2012, respectively, representing a 6% and 8% increase, respectively, compared to the same periods in 2011.

•

Gross margin (total revenues less cost of product) attributable to Western Gas Partners, LP averaged $0.54 per Mcf and $0.55 per Mcf for the three and six months ended June 30, 2012, respectively, representing an 8% and 4% decrease, respectively, compared to the same periods in 2011.

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

Chipeta acquisition. On August 1, 2012, we acquired Anadarko’s remaining 24% membership interest in Chipeta Processing LLC (“Chipeta”), bringing our total membership interest in Chipeta to 75%. Consideration paid for the 24% membership interest consisted of $128.3 million of cash on hand and the issuance of 151,235 common units to an affiliate of Anadarko and 3,086 general partner units to our general partner. In connection with the acquisition, we also entered into Amendment No. 8 to the First Amended and Restated Agreement of Limited Partnership, effective August 1, 2012. As with previous acquisitions from Anadarko, the partnership agreement amendment permits us to make a special one-time cash distribution to an affiliate of Anadarko in an amount equal to the cash consideration. The foregoing description is qualified in its entirety by reference to the full text of the partnership agreement amendment, a copy of which is filed with this Quarterly Report on Form 10-Q as Exhibit 3.10. See Note 9—Subsequent Event in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

Presentation of Partnership assets. References to the “Partnership assets” refer collectively to the assets owned by the Partnership as of June 30, 2012. Because of Anadarko’s control of the Partnership through its ownership of our general partner, each acquisition of Partnership assets through June 30, 2012, except for the acquisitions of the Platte Valley assets and the 9.6% interest in White Cliffs from third parties, was considered a transfer of net assets between entities under common control. As such, the Partnership assets we acquired from Anadarko are initially recorded at Anadarko’s historic carrying value, the value of which does not correlate to the total acquisition price paid by the Partnership (see Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q). Further, after each acquisition of assets from Anadarko, we are required to recast our financial statements to include the activities of the Partnership assets as of the date of common control. As such, our historical financial statements previously filed with the SEC have been recast in this Form 10-Q to include the results attributable to the Bison and MGR assets as if we owned such assets for all periods presented. The consolidated financial statements for periods prior to our acquisition of the Partnership assets have been prepared from Anadarko’s historical cost-basis accounts and may not necessarily be indicative of the actual results of operations that would have occurred if we had owned the assets during the periods reported.

EQUITY OFFERINGS

Equity offerings. We completed the following public equity offerings during 2011 and 2012:

thousands except unit and per-unit amounts	Common Units Issued (1)	GP Units Issued (2)	Price Per Unit	Underwriting Discount and Other Offering Expenses	Net Proceeds
March 2011 equity offering	3,852,813	78,629	$35.15	$5,621	$132,569
September 2011 equity offering	5,750,000	117,347	35.86	7,655	202,748
June 2012 equity offering	5,000,000	102,041	43.88	7,304	216,574

(1)

Includes the issuance of 302,813 common units and 750,000 common units pursuant to the exercise, in full or in part, of the underwriters’ over-allotment options granted in connection with the March 2011 and September 2011 equity offerings, respectively.

(2)	Represents general partner units issued to the general partner in exchange for the general partner’s proportionate capital contribution to maintain its 2.0% interest.

RESULTS OF OPERATIONS

OPERATING RESULTS

The following tables and discussion present a summary of our results of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2012	2011	2012	2011
Gathering, processing and transportation of natural gas and natural gas liquids	$78,475	$76,389	$157,630	$146,746
Natural gas, natural gas liquids and condensate sales	122,226	128,051	250,712	233,940
Equity income and other, net	4,640	5,240	9,241	9,836

Total revenues (1)	205,341	209,680	417,583	390,522
Total operating expenses (1)	158,082	151,499	312,483	281,369

Operating income	47,259	58,181	105,100	109,153
Interest income, net – affiliates	4,225	5,749	8,450	10,419
Interest expense	(9,560)	(6,697)	(19,141)	(12,808)
Other income (expense), net	(1,267)	(3,305)	(809)	(1,153)

Income before income taxes	40,657	53,928	93,600	105,611
Income tax expense	90	6,064	627	10,896

Net income	40,567	47,864	92,973	94,715
Net income attributable to noncontrolling interests	4,290	2,838	8,533	5,792

Net income attributable to Western Gas Partners, LP	$36,277	$45,026	$84,440	$88,923

Key Performance Metrics (2)
Gross margin	$122,885	$125,764	$251,971	$239,423
Adjusted EBITDA attributable to Western Gas Partners, LP	$75,033	$84,120	$159,852	$159,028
Distributable cash flow	$59,874	$76,921	$132,925	$144,379

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

For purposes of the following discussion, any increases or decreases “for the three months ended June 30, 2012” refer to the comparison of the three months ended June 30, 2012, to the three months ended June 30, 2011; any increases or decreases “for the six months ended June 30, 2012” refer to the comparison of the six months ended June 30, 2012, to the six months ended June 30, 2011; and any increases or decreases “for the three and six months ended June 30, 2012” refer to both the comparison for the three months ended June 30, 2012, and to the comparison for the six months ended June 30, 2012.

Operating Statistics

	Three Months Ended June 30,			Six Months Ended June 30,
throughput in MMcf/d	2012	2011	Δ	2012	2011	Δ
Gathering, treating and transportation (1)	1,267	1,341	(6)%	1,283	1,353	(5)%
Processing (2)	1,170	957	22%	1,160	904	28%
Equity investment (3)	234	173	35%	235	180	31%

Total throughput (4)	2,671	2,471	8%	2,678	2,437	10%
Throughput attributable to noncontrolling interests	290	234	24%	280	226	24%

Total throughput attributable to Western Gas Partners, LP	2,381	2,237	6%	2,398	2,211	8%

(1)

Excludes average NGL pipeline volumes from the Chipeta assets of 26 MBbls/d and 23 MBbls/d for the three months ended June 30, 2012 and 2011, respectively, and 26 MBbls/d and 22 MBbls/d for the six months ended June 30, 2012 and 2011, respectively.

(2)

Consists of 100% of Chipeta, Granger, Hilight and Red Desert complex volumes and 50% of Newcastle system volumes for all periods presented as well as throughput beginning March 2011 attributable to the Platte Valley system.

(3)

Represents our 14.81% share of Fort Union and 22% share of Rendezvous gross volumes, and excludes our 10% share of average White Cliffs pipeline volumes consisting of 6 MBbls/d for both the three and six months ended June 30, 2012, and 3 MBbls/d for both the three and six months ended June 30, 2011.

(4)	Includes affiliate, third-party and equity-investment volumes.

Gathering, treating and transportation throughput decreased by 74 MMcf/d and 70 MMcf/d for the three and six months ended June 30, 2012, respectively, resulting from throughput decreases at the Haley, Pinnacle, Hugoton, Dew and an MGR gathering system resulting from natural production declines and reduced drilling activity in those areas, partially offset by a throughput increase at Wattenberg due to increased drilling behind the system. In addition, during the six months ended June 30, 2012, throughput decreased at Bison due to lower third-party volumes and facility optimization.

Processing throughput increased by 213 MMcf/d and 256 MMcf/d for the three and six months ended June 30, 2012, respectively, primarily due to throughput increases at the Chipeta system, resulting from increased drilling activity; volumes from a plant included in the MGR acquisition, following the commencement of a new processing agreement at that plant beginning in May 2011; and the additional throughput from the Platte Valley system beginning in March 2011.

Equity investment volumes increased by 61 MMcf/d and 55 MMcf/d for the three and six months ended June 30, 2012, respectively, resulting from higher throughput at the Fort Union system due to producers choosing to route additional gas to reach desired end markets and at the Rendezvous system due to increased third-party drilling activity.

Natural Gas Gathering, Processing and Transportation Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages	2012	2011	Δ	2012	2011	Δ
Gathering, processing and transportation of natural gas and natural gas liquids	$78,475	$76,389	3%	$157,630	$146,746	7%

Gathering, processing and transportation of natural gas and natural gas liquids revenues increased by $2.1 million for the three months ended June 30, 2012, primarily due to increased drilling activity in the areas around the Chipeta, Wattenberg and Platte Valley systems. These increases were partially offset by decreased affiliate revenue at the Granger system due to diverted volumes, decreased revenue at the Helper system due to a downward rate revision effective April 1, 2012, decreased revenue at the Red Desert complex due to a May 2011 contractual rate adjustment, and decreased throughput at the Pinnacle, Dew and Hugoton systems as a result of natural production declines in the area.

Gathering, processing and transportation of natural gas and natural gas liquids revenues increased by $10.9 million for the six months ended June 30, 2012, primarily due to the acquisition of the Platte Valley system in February 2011 and increased drilling activity in the areas around the Chipeta and Wattenberg systems. These increases were partially offset by decreased affiliate revenue at the Granger system due to diverted volumes, decreased revenue at the Helper system due to a downward rate revision effective April 1, 2012, decreased revenue at MIGC due to the expiration of firm transportation agreements, and decreased throughput at the Pinnacle, Dew and Hugoton systems as a result of natural production declines in the area.

Natural Gas, Natural Gas Liquids and Condensate Sales

thousands except percentages and	Three Months Ended June 30,			Six Months Ended June 30,
per-unit amounts	2012	2011	Δ	2012	2011	Δ
Natural gas sales	$23,743	$35,664	(33)%	$49,301	$62,259	(21)%
Natural gas liquids sales	92,527	85,608	8%	186,169	157,936	18%
Drip condensate sales	5,956	6,779	(12)%	15,242	13,745	11%

Total	$122,226	$128,051	(5)%	$250,712	$233,940	7%

Average price per unit:
Natural gas (per Mcf)	$4.06	$5.48	(26)%	$4.18	$5.43	(23)%
Natural gas liquids (per Bbl)	$46.94	$46.06	2%	$47.41	$46.07	3%
Drip condensate (per Bbl)	$76.03	$74.00	3%	$76.07	$73.53	3%

Including the effects of commodity price swap agreements, total natural gas, natural gas liquids and condensate sales decreased by $5.8 million for the three months ended June 30, 2012, which consisted of an $11.9 million decrease in natural gas sales and a $0.8 million decrease in drip condensate sales, partially offset by a $6.9 million increase in NGLs sales.

For the three months ended June 30, 2012, the decrease in natural gas sales was due to a 26% decrease in natural gas sales prices and a 10% decrease in volumes, which was primarily due to a decrease in throughput at the Red Desert complex, a decrease in volumes sold at the Wattenberg system due to volumes used to adjust imbalance positions, and changes in affiliate contract terms at the Platte Valley system allowing the producer to take its product in kind. The increase in NGLs sales was primarily due to an increase in throughput at the Chipeta and Granger systems, partially offset by a decrease in revenue due to changes in affiliate contract terms at the Platte Valley system allowing the producer to take its product in kind. The decrease in drip condensate sales was primarily due to a decrease in volumes as a result of lower throughput at the Hugoton system.

Including the effects of commodity price swap agreements, total natural gas, natural gas liquids and condensate sales increased by $16.8 million for the six months ended June 30, 2012, which consisted of a $28.2 million increase in NGLs sales and a $1.5 million increase in drip condensate sales, partially offset by a $13.0 million decrease in natural gas sales.

For the six months ended June 30, 2012, the increase in NGLs sales was primarily due to an increase in throughput at the Chipeta, Granger and Wattenberg systems and the execution of a new gas processing agreement at a plant included in the MGR acquisition, partially offset by a decrease in throughput at the Red Desert complex. The increase in drip condensate sales was primarily due to an increase in throughput at the Wattenberg system and the acquisition of the Platte Valley system in February 2011, partially offset by a decrease in volumes at the Hugoton system. The decrease in natural gas sales was due to a 23% decrease in natural gas sales prices, and a decrease in throughput, primarily at the Hilight system and the Red Desert complex.

The average natural gas and NGLs prices for the three and six months ended June 30, 2012, include the effects of commodity price swap agreements attributable to sales for the Granger, Hilight, Hugoton, Newcastle and Wattenberg systems, and the MGR assets. The average natural gas and NGLs prices for the three and six months ended June 30, 2011, include the effects of commodity price swap agreements attributable to sales for the Granger, Hilight, Hugoton, Newcastle and Wattenberg systems. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

Equity Income and Other Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages	2012	2011	Δ	2012	2011	Δ
Equity income	$3,335	$2,739	22%	$6,948	$5,022	38%
Other revenues, net	1,305	2,501	(48)%	2,293	4,814	(52)%

Total	$4,640	$5,240	(11)%	$9,241	$9,836	(6)%

Equity income increased by $0.6 million and $1.9 million for the three and six months ended June 30, 2012, respectively, due to the increase in income from White Cliffs and Rendezvous as a result of increased volumes.

Other revenues decreased by $1.2 million and $2.5 million for the three and six months ended June 30, 2012, respectively, primarily due to a change in gas imbalance positions at the Wattenberg system and indemnity fees received in the prior year at the Red Desert complex, with no comparable activity in the current periods.

Cost of Product and Operation and Maintenance Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages	2012	2011	Δ	2012	2011	Δ
Cost of product	$82,456	$83,916	(2)%	$165,612	$151,099	10%
Operation and maintenance	33,882	29,225	16%	63,780	56,086	14%

Total cost of product and operation and maintenance expenses	$116,338	$113,141	3%	$229,392	$207,185	11%

Including the effects of commodity price swap agreements on purchases, cost of product expense decreased by $1.5 million for the three months ended June 30, 2012, primarily due to a decrease of $7.0 million attributable to decreased residue prices at the Platte Valley, Hilight and Granger systems, and at the Red Desert complex; decreased throughput at the Hilight system and changes in gas imbalance positions. Partially offsetting the decrease was an increase of $5.8 million attributable to higher throughput at the Chipeta system. Cost of product expense increased by $14.5 million for the six months ended June 30, 2012, primarily due to a $17.7 million increase due to higher throughput at the Chipeta, Wattenberg, Granger, and Platte Valley systems, partially offset by a decrease of $3.9 million attributable to lower throughput at the Hilight system, decreased residue prices at the Hilight system, and at the Red Desert complex and changes in gas imbalance positions.

Cost of product expense for the three and six months ended June 30, 2012, includes the effects of commodity price swap agreements attributable to purchases for the Granger, Hilight, Hugoton, Newcastle and Wattenberg systems, and for the MGR assets. Cost of product expense for the three and six months ended June 30, 2011, include the effects of commodity price swap agreements attributable to purchases for the Granger, Hilight, Hugoton, Newcastle, and Wattenberg systems. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

Operation and maintenance expense increased by $4.7 million and $7.7 million for the three and six months ended June 30, 2012, respectively, primarily due to increased maintenance expenses incurred at the Wattenberg and Hilight systems and the acquisition of the Platte Valley system. These increases were partially offset by reduced variable operating expenses at the Red Desert complex resulting from decreased throughput activity compared to the same periods in the prior year.

General and Administrative, Depreciation and Other Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages	2012	2011	Δ	2012	2011	Δ
General and administrative	$9,755	$8,171	19%	$19,679	$16,033	23%
Property and other taxes	4,833	4,352	11%	9,670	8,673	11%
Depreciation, amortization and impairments	27,156	25,835	5%	53,742	49,478	9%

Total general and administrative, depreciation and other expenses	$41,744	$38,358	9%	$83,091	$74,184	12%

General and administrative expenses increased by $1.6 million and $3.6 million for three and six months ended June 30, 2012, respectively, due to an increase in noncash compensation expenses primarily due to an increase in the value of equity-based awards and an increase in corporate and management personnel costs allocated to us pursuant to the omnibus agreement. These increases were partially offset by a decrease in management fees allocated to the Bison and MGR assets, the agreements for which were discontinued as of the respective dates of contribution.

Property and other taxes increased by $0.5 million and $1.0 million for the three and six months ended June 30, 2012, respectively, primarily due to ad valorem tax increases at the Platte Valley and Wattenberg assets.

Depreciation, amortization and impairments increased by $1.3 million and $4.3 million for the three and six months ended June 30, 2012, respectively, primarily attributable to the addition of the Platte Valley assets, and depreciation associated with capital projects completed at the Wattenberg and Hilight systems, and the Red Desert complex.

Interest Income, Net – Affiliates and Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages	2012	2011	Δ	2012	2011	Δ
Interest income on note receivable	$4,225	$4,225	—	$8,450	$8,450	—
Interest income, net on affiliate balances (2)	—	1,524	(100)%	—	1,969	(100)%

Interest income, net – affiliates	$4,225	$5,749	(27)%	$8,450	$10,419	(19)%

Third Parties
Interest expense on long-term debt	$(8,202)	$(4,474)	83%	$(16,117)	$(7,150)	125%
Amortization of debt issuance costs and commitment fees (3)	(1,016)	(1,003)	1%	(2,024)	(3,204)	(37)%
Capitalized interest	946	13	nm (1)	1,603	13	nm (1)
Affiliates
Interest expense on note payable to Anadarko (4)	(1,206)	(1,233)	(2)%	(2,440)	(2,467)	(1)%
Interest expense, net on affiliate balances	(82)	—	nm	(163)	—	nm

Interest expense	$(9,560)	$(6,697)	43%	$(19,141)	$(12,808)	49%

(1)	Percent change is not meaningful (“nm”).
(2)

Incurred on affiliate balances related to the Bison and MGR assets for periods prior to the acquisition of such assets. Beginning December 7, 2011, Anadarko discontinued charging interest on intercompany balances. The outstanding affiliate balances on the Bison and MGR assets prior to their acquisition were entirely settled through an adjustment to parent net equity.

(3)

Amortization of the original issue discount and underwriters’ fees related to the 2022 Notes and 2021 Notes (as defined in Note 7—Debt and Interest Expense) was $0.2 million and $0.4 million for the three and six months ended June 30, 2012, respectively, and related to the 2021 Notes was $0.1 million for both the three and six months ended June 30, 2011.

(4)	In June 2012, we repaid in full the note payable to Anadarko.

Interest expense increased by $2.9 million and $6.3 million for the three and six months ended June 30, 2012, respectively, primarily due to interest expense incurred on the $500.0 million aggregate principal amount of 5.375% Senior Notes due 2021 (the “2021 Notes”) that were issued in May 2011. The increases were partially offset by reductions resulting from the early repayment of the Wattenberg term loan in March 2011, the related $1.3 million of accelerated amortization expense recognized in March 2011 (described in Liquidity and Capital Resources below) and increased capitalized interest associated with the construction of a second cryogenic train at the Chipeta plant.

See Note 7—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

Other Income (Expense), Net

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages	2012	2011	Δ	2012	2011	Δ
Other income (expense), net	$(1,267)	$(3,305)	(62)%	$(809)	$(1,153)	(30)%

Other income (expense), net includes $0.4 million and $0.8 million for each of the three and six months ended June 30, 2012 and 2011, respectively, of interest income related to a capital lease.

In addition, other income (expense), net for the three and six months ended June 30, 2012, includes a realized loss of $1.7 million resulting from U.S. Treasury Rate lock agreements settled simultaneously with our June 2012 issuance of the 2022 Notes. Other income (expense), net for the three and six months ended June 30, 2011, includes the reversal of an unrealized gain of $1.7 million, previously recorded in March 2011, and a realized loss of $1.9 million, upon termination of the interest-rate swap agreement in May 2011 concurrent with the issuance of the 2021 Notes. See Note 2—Acquisitions and Note 7—Debt and Interest Expense included in the Notes to Consolidated Financial Statements included under Item 1 of this Form 10-Q.

Income Tax Expense

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages	2012	2011	Δ	2012	2011	Δ
Income before income taxes	$40,657	$53,928	(25)%	$93,600	$105,611	(11)%
Income tax expense	90	6,064	(99)%	627	10,896	(94)%
Effective tax rate	—%	11%		1%	10%

We are not a taxable entity for U.S. federal income tax purposes, although the portion of our income apportionable to Texas is subject to Texas margin tax. Income attributable to (a) the MGR assets prior to and including January 2012 and (b) the Bison assets prior to and including June 2011 were subject to federal and state income tax, resulting in the lower income tax expense for the three and six months ended June 30, 2012. Income earned by the Bison and MGR assets for periods subsequent to June 2011 and January 2012, respectively, was subject only to Texas margin tax on the portion of their incomes apportionable to Texas.

For 2012 and 2011, our variance from the federal statutory rate, which is zero percent as a non-taxable entity, is primarily attributable to federal and state taxes on pre-acquisition income attributable to Partnership assets and our share of Texas margin tax.

Noncontrolling Interests

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages	2012	2011	Δ	2012	2011	Δ
Net income attributable to noncontrolling interests	$4,290	$2,838	51%	$8,533	$5,792	47%

For the three and six months ended June 30, 2012, net income attributable to noncontrolling interests increased by $1.5 million and $2.7 million, respectively, primarily due to the higher volumes at the Chipeta system.

Key Performance Metrics

thousands except percentages	Three Months Ended June 30,			Six Months Ended June 30,
and gross margin per Mcf	2012	2011	Δ	2012	2011	Δ
Gross margin	$122,885	$125,764	(2)%	$251,971	$239,423	5%
Gross margin per Mcf (1)	0.51	0.56	(9)%	0.52	0.54	(4)%
Gross margin per Mcf attributable to Western Gas Partners, LP (2)	0.54	0.59	(8)%	0.55	0.57	(4)%
Adjusted EBITDA attributable to Western Gas Partners, LP (3)	75,033	84,120	(11)%	159,852	159,028	1%
Distributable cash flow (3)	$59,874	$76,921	(22)%	$132,925	$144,379	(8)%

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

Gross margin and Gross margin per Mcf. Gross margin decreased by $2.9 million for the three months ended June 30, 2012, primarily due to lower margins at the Red Desert complex and decreased volumes at the Hilight system, which were partially offset by increased margins at the Wattenberg and Chipeta systems, due to an increase in volumes (including the impact of commodity price swap agreements at the Wattenberg system).

Gross margin increased by $12.5 million for the six months ended June 30, 2012, primarily due to higher margins at the Wattenberg, Chipeta, Platte Valley and Granger systems, due to an increase in volumes (and/or including the impact of commodity price swap agreements at the Wattenberg and Granger systems). These increases were partially offset by lower gross margins at the Red Desert complex due to decreased volumes resulting from natural production declines in the area. For the three and six months ended June 30, 2012, gross margin per Mcf decreased by 9% and 4%, respectively, and gross margin per Mcf attributable to Western Gas Partners, LP decreased by 8% and 4%, respectively, primarily due to lower revenue at the Red Desert complex as a result of commodity price declines and, to a lesser extent, lower volumes at the Red Desert complex.

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

Adjusted EBITDA decreased by $9.1 million for the three months ended June 30, 2012, primarily due to a $4.9 million decrease in total revenues excluding equity income, a $4.7 million increase in operation and maintenance expenses, a $1.5 million increase in net income attributable to noncontrolling interests, a $0.5 million increase in general and administrative expenses excluding non-cash equity-based compensation, and a $0.5 million increase in property and other taxes expense, partially offset by a $1.5 million decrease in cost of product and a $1.5 million increase in distributions from equity investees.

Adjusted EBITDA increased by $0.8 million for the six months ended June 30, 2012, primarily due to a $25.1 million increase in total revenues excluding equity income and a $2.0 million increase in distributions from equity investees, partially offset by a $14.5 million increase in cost of product, a $7.7 million increase in operation and maintenance expenses, a $2.7 million increase in net income attributable to noncontrolling interests, a $1.0 million increase in property and other taxes expense and a $0.4 million increase in general and administrative expenses excluding non-cash equity-based compensation.

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

Distributable cash flow decreased by $17.0 million for the three months ended June 30, 2012, primarily due to the $9.1 million decrease in Adjusted EBITDA, a $4.2 million increase in cash paid for maintenance capital expenditures and a $3.7 million increase in net cash paid for interest expense.

Distributable cash flow decreased by $11.5 million for the six months ended June 30, 2012, primarily due to a $7.8 million increase in net cash paid for interest expense and a $4.4 million increase in cash paid for maintenance capital expenditures, partially offset by the $0.8 million increase in Adjusted EBITDA.

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

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2012	2011	2012	2011
Reconciliation of Adjusted EBITDA to Net income attributable to Western Gas Partners, LP
Adjusted EBITDA attributable to Western Gas Partners, LP	$75,033	$84,120	$159,852	$159,028
Less:
Distributions from equity investees	5,578	4,091	10,019	8,000
Non-cash equity-based compensation expense	2,924	1,918	6,990	3,846
Interest expense	9,560	6,697	19,141	12,808
Income tax expense	90	6,064	627	10,896
Depreciation, amortization and impairments (1)	26,499	25,129	52,430	48,067
Other expense (1)	1,665	3,683	1,665	3,683
Add:
Equity income, net	3,335	2,739	6,948	5,022
Interest income, net – affiliates	4,225	5,749	8,450	10,419
Other income (1) (2)	—	—	62	1,754

Net income attributable to Western Gas Partners, LP	$36,277	$45,026	$84,440	$88,923

Reconciliation of Adjusted EBITDA to Net cash provided by operating activities
Adjusted EBITDA attributable to Western Gas Partners, LP	$75,033	$84,120	$159,852	$159,028
Adjusted EBITDA attributable to noncontrolling interests	4,945	3,542	9,843	7,200
Interest income (expense), net	(5,335)	(948)	(10,691)	(2,389)
Non-cash equity-based compensation expense	(2,924)	(1,918)	(6,990)	(3,846)
Current income tax expense	(65)	(3,026)	(125)	(5,405)
Other income (expense), net (2)	(1,663)	(3,681)	(1,601)	(1,926)
Distributions from equity investees less than (in excess of) equity income, net	(2,243)	(1,352)	(3,071)	(2,978)
Changes in operating working capital:
Accounts receivable and natural gas imbalance receivable	834	(10,794)	5,666	(20,816)
Accounts payable, accrued liabilities and natural gas imbalance payable	(425)	6,750	8,820	14,058
Other	3,367	3,575	4,387	5,312

Net cash provided by operating activities	$71,524	$76,268	$166,090	$148,238

(1)	Includes our 51% share of depreciation, amortization and impairments; other expense; and other income attributable to Chipeta.
(2)

Excludes income of $0.4 million and $0.8 million for each of the three and six months ended June 30, 2012 and 2011, respectively, related to a component of a gas processing agreement accounted for as a capital lease. See Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except Coverage ratio	2012		2011	2012		2011
Reconciliation of Distributable cash flow to Net income attributable to Western Gas Partners, LP and calculation of the Coverage ratio
Distributable cash flow	$59,874		$76,921	$132,925		$144,379
Less:
Distributions from equity investees	5,578		4,091	10,019		8,000
Non-cash equity-based compensation expense	2,924		1,918	6,990		3,846
Interest expense, net (non-cash settled)	82		—	163		—
Income tax expense	90		6,064	627		10,896
Depreciation, amortization and impairments (1)	26,499		25,129	52,430		48,067
Other expense (1)	1,665		3,683	1,665		3,683
Add:
Equity income, net	3,335		2,739	6,948		5,022
Cash paid for maintenance capital expenditures (1) (2)	8,960		4,714	14,724		10,278
Capitalized interest	946		13	1,603		13
Cash paid for income taxes	—		—	72		—
Other income (1) (3)	—		—	62		1,754
Interest income, net (non-cash settled)	—		1,524	—		1,969

Net income attributable to Western Gas Partners, LP	$36,277		$45,026	$84,440		$88,923

Distributions declared (4)
Limited partners	$45,976			$87,732
General partner	6,449			10,746

Total	$52,425			$98,478

Coverage ratio	1.14	x		1.35	x

(1)	Includes our 51% share of depreciation, amortization and impairments; other expense; cash paid for maintenance capital expenditures; and other income attributable to Chipeta.
(2)

Net of a prior period adjustment reclassifying approximately $1.0 million and $0.7 million from capital expenditures to operating expenses for the three and six months ended June 30, 2012, respectively.

(3)

Excludes income of $0.4 million and $0.8 million for each of the three and six months ended June 30, 2012 and 2011, respectively, related to a component of a gas processing agreement accounted for as a capital lease. See Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

(4)	Reflects distributions of $0.48 and $0.94 per unit declared for the three and six months ended June 30, 2012, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash requirements are for acquisitions and other capital expenditures, debt service, customary operating expenses, quarterly distributions to our limited partners and general partner, and distributions to our noncontrolling interest owners. Our sources of liquidity as of June 30, 2012, include cash and cash equivalents, cash flows generated from operations, including interest income on our $260.0 million note receivable from Anadarko, available borrowing capacity under our RCF, and issuances of additional equity or debt securities. We believe that cash flows generated from these sources will be sufficient to satisfy our short-term working capital requirements and long-term maintenance and expansion capital expenditure requirements. The amount of future distributions to unitholders will depend on our results of operations, financial condition, capital requirements and other factors, and will be determined by the board of directors of our general partner on a quarterly basis. Due to our cash distribution policy, we expect to rely on external financing sources, including equity and debt issuances, to fund expansion capital expenditures and future acquisitions. However, to limit interest expense, we may use operating cash flows to fund expansion capital expenditures or acquisitions, which could result in subsequent borrowings under our RCF to pay distributions or fund other short-term working capital requirements.

Our partnership agreement requires that we distribute all of our available cash (as defined in the partnership agreement) to unitholders of record on the applicable record date within 45 days of the end of each quarter. We have made cash distributions to our unitholders and have increased our quarterly distribution each quarter since the second quarter of 2009. On July 19, 2012, the board of directors of our general partner declared a cash distribution to our unitholders of $0.48 per unit, or $52.4 million in aggregate, including incentive distributions. The cash distribution is payable on August 13, 2012, to unitholders of record at the close of business on July 31, 2012.

Management continuously monitors our leverage position and coordinates its capital expenditure program, quarterly distributions and acquisition strategy with its expected cash flows and projected debt-repayment schedule. We will continue to evaluate funding alternatives, including additional borrowings and the issuance of debt or equity securities, to secure funds as needed or to refinance outstanding debt balances with longer-term notes. To facilitate a potential debt or equity securities issuance, we have the ability to sell securities under our shelf registration statement. Our ability to generate cash flows is subject to a number of factors, some of which are beyond our control. Please read Part II, Item 1A—Risk Factors of this Form 10-Q.

Working capital. As of June 30, 2012, we had $125.1 million of working capital, which we define as the amount by which current assets exceed current liabilities. Working capital is an indication of our liquidity and potential need for short-term funding. Our working-capital requirements are driven by changes in accounts receivable and accounts payable and factors such as credit extended to, and the timing of collections from, our customers and the level and timing of our spending for maintenance and expansion activity.

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

Capital expenditures in the consolidated statements of cash flows reflect capital expenditures on a cash basis, when payments are made. Capital incurred is presented on an accrual basis. Capital expenditures as presented in the consolidated statements of cash flows and capital incurred were as follows:

	Six Months Ended June 30,
thousands	2012	2011
Acquisitions	$465,507	$303,602

Expansion capital expenditures	$131,587	$27,832
Maintenance capital expenditures	15,471	10,318

Total capital expenditures (1)	$147,058	$38,150

Capital incurred (2)	$219,458	$41,034

(1)

Capital expenditures for the six months ended June 30, 2011, includes $8.2 million of pre-acquisition capital expenditures for the MGR and Bison assets and includes the noncontrolling interest owners’ share of Chipeta’s capital expenditures, funded by contributions from the noncontrolling interest owners. Capital expenditures for the six months ended June 30, 2012, excludes $1.6 million of capitalized interest.

(2)

Capital incurred for the six months ended June 30, 2011, includes $6.8 million of pre-acquisition capital incurred for the MGR and Bison assets and includes the noncontrolling interest owners’ share of Chipeta’s capital incurred, funded by contributions from the noncontrolling interest owners.

Acquisitions include the MGR, Bison and Platte Valley acquisitions as outlined in Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q. On August 1, 2012, we closed on the acquisition of Anadarko’s remaining 24% membership in Chipeta, bringing our total membership interest in Chipeta to 75%. Consideration required for the acquisition was $128.3 million in cash, 151,235 common units of the Partnership and 3,086 general partner units to be issued to the general partner. See Note 9—Subsequent Event in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

Capital expenditures, excluding acquisitions, increased by $108.9 million for the six months ended June 30, 2012. Expansion capital expenditures increased by $103.8 million for the six months ended June 30, 2012, primarily due to an increase of $69.4 million in expenditures at our Chipeta, Wattenberg and Platte Valley systems, and $41.5 million related to the construction of the Brasada and Lancaster gas processing facilities. These increases were partially offset by a $5.6 million decrease related to the Bison assets, due to the continued startup costs incurred in early 2011, and a $1.6 million decrease at the Hilight system. Maintenance capital expenditures increased by $5.2 million, primarily as a result of higher well connects at the Platte Valley, Wattenberg, and Haley systems, partially offset by a prior period adjustment of $0.7 million recorded during the six months ended June 30, 2012, and improvements at the Hugoton and Dew systems, completed during 2011.

Historical cash flow. The following table presents a summary of our net cash flows from operating activities, investing activities and financing activities.

	Six Months Ended June 30,
thousands	2012	2011
Net cash provided by (used in):
Operating activities	$166,090	$148,238
Investing activities	(612,565)	(341,603)
Financing activities	477,968	228,986

Net increase (decrease) in cash and cash equivalents	$31,493	$35,621

Operating Activities. Net cash provided by operating activities increased by $17.9 million for the six months ended June 30, 2012, primarily due to the following items:

•	a $26.1 million increase due to changes in accounts receivable balances;

•	a $25.1 million increase in revenues, excluding equity income; and

•	a $5.3 million decrease in current income tax expense.

The impact of the above items was offset by the following:

•	a $14.5 million increase in cost of product expense;

•	an $8.3 million increase in interest expense, net;

•	a $7.7 million increase in operation and maintenance expenses;

•	a $5.8 million decrease due to changes in accounts and natural gas imbalance payable and accrued liabilities, net; and

•	a $1.0 million increase in property and other taxes expense.

Investing Activities. Net cash used in investing activities for the six months ended June 30, 2012, included the following:

•	$458.6 million of cash paid for the MGR acquisition;

•	$147.1 million of capital expenditures; and

•	$6.7 million of cash paid for equipment purchases from Anadarko.

Net cash used in investing activities for the six months ended June 30, 2011, included the following:

•	$302.0 million of cash paid for the Platte Valley acquisition; and

•	$38.2 million of capital expenditures.

Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2012, included the following:

•	$512.4 million of net proceeds from our 2022 Notes offering in June 2012, after underwriting and original issue discounts and offering costs;

•	$299.0 million of borrowings to fund the MGR acquisition; and

•	$216.6 million of net proceeds from our June 2012 equity offering.

Proceeds from our 2022 Notes offering were used in the repayment of amounts outstanding under our RCF and our note payable to Anadarko. Net contributions from Parent attributable to intercompany balances were $2.1 million during 2012, representing the settlement of intercompany transactions attributable to the Bison assets.

Net cash provided by financing activities for the six months ended June 30, 2011, included the following:

•	$489.7 million of net proceeds from our 2021 Notes offering in May 2011, after underwriting and original issue discounts and offering costs;

•	$303.0 million of borrowings to fund the Platte Valley acquisition;

•	$250.0 million repayment of the Wattenberg term loan (described below) using borrowings from our RCF;

•	$132.6 million of net proceeds from our March 2011 equity offering.

Proceeds from our 2021 Notes offering and our March 2011 equity offering were used in the repayment of amounts outstanding under our RCF.

Net distributions to Parent attributable to pre-acquisition intercompany balances were $26.7 million during 2011, representing the net non-cash settlement of intercompany transactions attributable to the MGR and Bison assets.

For the six months ended June 30, 2012 and 2011, we paid $89.1 million and $63.7 million, respectively, of cash distributions to our unitholders. Contributions from noncontrolling interest owners to Chipeta totaled $21.3 million and $7.4 million during the six months ended June 30, 2012 and 2011, respectively, primarily for expansion of the cryogenic units and plant construction. Distributions from Chipeta to noncontrolling interest owners totaled $10.3 million and $7.5 million for the six months ended June 30, 2012 and 2011, respectively, representing the distributions for the two preceding quarterly periods ended March 31st of the respective year.

Debt and credit facilities. As of June 30, 2012, our outstanding debt consisted of $515.8 million of the 2022 Notes and $494.4 million of the 2021 Notes. See Note 7—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

4.000% Senior Notes due 2022. In June 2012, we completed the offering of $520.0 million aggregate principal amount of 4.000% Senior Notes due 2022 (the “2022 Notes”) at a price to the public of 99.194% of the face amount. Including the effects of the issuance and underwriting discounts, the effective interest rate is 4.189%. Interest will be paid semi-annually on January 1 and July 1 of each year, commencing on January 1, 2013. The 2022 Notes will mature on July 1, 2022, unless redeemed, in whole or in part, at any time prior to maturity, at a redemption price that includes a make-whole premium. Proceeds (net of underwriting discount of $3.4 million and debt issuance costs) were used to repay all amounts then outstanding under our RCF and the $175.0 million note payable to Anadarko (see below).

The 2022 Notes indenture contains customary events of default including, among others, (i) default for 30 days in the payment of interest when due on the 2022 Notes; (ii) default in payment, when due, of principal of or premium, if any, on the 2022 Notes at maturity, upon redemption or otherwise; and (iii) certain events of bankruptcy or insolvency. The 2022 Notes indenture also contains covenants that limit, among other things, our ability, as well as that of certain of our subsidiaries, to (i) create liens on our principal properties; (ii) engage in sale and leaseback transactions; and (iii) merge or consolidate with another entity or sell, lease or transfer substantially all of our properties or assets to another entity. At June 30, 2012, we were in compliance with all covenants under the 2022 Notes.

5.375% Senior Notes due 2021. In May 2011, we completed the offering of $500.0 million aggregate principal amount of 5.375% Senior Notes due 2021 at a price to the public of 98.778% of the face amount. Including the effects of the issuance and underwriting discounts, the effective interest rate is 5.648%.

Upon issuance, the 2021 Notes were fully and unconditionally guaranteed on a senior unsecured basis by each of our wholly owned subsidiaries (the “Subsidiary Guarantors”). The Subsidiary Guarantors’ guarantees were immediately released on June 13, 2012, upon the Subsidiary Guarantors becoming released from their obligations under our RCF, as discussed below. At June 30, 2012, we were in compliance with all covenants under the 2021 Notes.

Note payable to Anadarko. In December 2008, we entered into a five-year $175.0 million term loan agreement with Anadarko. The term loan agreement was amended in December 2010 to fix the interest rate at 2.82% through maturity in 2013. In June 2012, the note payable to Anadarko was repaid in full with proceeds from issuance of the 2022 Notes.

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

On June 13, 2012, following the receipt of a second investment grade rating, as defined in our RCF, the guarantees provided by our wholly owned subsidiaries were released, and we are no longer subject to certain of the restrictive covenants associated with the RCF, including the maintenance of an interest coverage ratio and adherence to covenants that limit, among other things, our ability, and that of certain of our subsidiaries, to dispose of assets and make certain investments or payments. As of June 30, 2012, we had no borrowings under our RCF and $800.0 million was available for borrowing. At June 30, 2012, we were in compliance with all remaining covenants under the RCF.

The 2022 Notes, the 2021 Notes and obligations under the RCF are recourse to our general partner. In turn, our general partner has been indemnified by a wholly owned subsidiary of Anadarko against any claims made against the general partner under the 2022 Notes, the 2021 Notes and RCF.

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

CONTRACTUAL OBLIGATIONS

Our contractual obligations include, among other things, a revolving credit facility, other third-party long-term debt, capital obligations related to our expansion projects and various operating leases. Refer to Note 7—Debt and Interest Expense, Note 8—Commitments and Contingencies and Note 9—Subsequent Event in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q for an update to our contractual obligations as of June 30, 2012, including, but not limited to, the issuance of the 2022 Notes, the repayment of our note payable to Anadarko, increases in committed capital and our contribution agreement with Anadarko for the acquisition of Anadarko’s remaining 24% membership interest in Chipeta.

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

Interest rate risk. Interest rates during 2011 and the six months ended June 30, 2012 were low compared to historic rates. As of June 30, 2012, we had no borrowings outstanding under our RCF, which bears interest at a variable rate based on LIBOR. If interest rates rise, our future financing costs could increase if we incur borrowings under our RCF. For the three months ended June 30, 2012, a 10% change in LIBOR would have resulted in a nominal change in net income.

We may incur additional debt in the future, either under our RCF or other financing sources, including commercial bank borrowings or debt issuances.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer of the Partnership’s general partner performed an evaluation of the Partnership’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC and to ensure that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Partnership’s disclosure controls and procedures are effective as of June 30, 2012.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Item 1A.  Risk Factors

Security holders and potential investors in our securities should carefully consider the risk factors under Part I, Item 1A set forth in our Form 10-K for the year ended December 31, 2011, together with all of the other information included in this document; the Partnership’s Form 10-K, certain sections of which have been recast to reflect the results of the MGR assets (as defined in Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q) in our Current Report on Form 8-K, as filed with the SEC on May 22, 2012; and in our other public filings, press releases, and discussions with management of the Partnership. Additionally, for a full discussion of the risks associated with Anadarko’s business, see Item 1A under Part I in Anadarko’s Form 10-K for the year ended December 31, 2011, Anadarko’s quarterly reports on Form 10-Q and Anadarko’s other public filings, press releases and discussions with Anadarko management. We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In connection with our June 2012 equity offering, our general partner purchased an additional 102,041 general partner units to maintain its 2.0% general partner interest in us for $4.5 million in cash. Proceeds from the June 2012 equity offering, including from the sale of the general partner units, will be used primarily for general partnership purposes, including the funding of capital expenditures. Also, as part of the consideration for our acquisition of a 24% membership interest in Chipeta Processing LLC from Anadarko, we issued 151,235 common units to an affiliate of Anadarko and 3,086 general partner units to our general partner on August 1, 2012. These common units and general partner units were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

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

3.10*	Amendment No. 8 to First Amended and Restated Agreement of Limited Partnership of Western Gas Partners, LP, dated August 1, 2012.
3.11

Certificate of Formation of Western Gas Holdings, LLC (incorporated by reference to Exhibit 3.3 to Western Gas Partners, LP’s Registration Statement on Form S-1 filed on October 15, 2007, File No. 333-146700).

3.12

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
4.5

Fourth Supplemental Indenture, dated as of June 28, 2012, among Western Gas Partners, LP, as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on June 28, 2012, File No. 001-34046).

4.6	Form of 4.000% Senior Notes due 2022 (incorporated by reference to Exhibit 4.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on June 28, 2012, File No. 001-34046).
31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document
101.SCH**	XBRL Schema Document
101.CAL**	XBRL Calculation Linkbase Document
101.DEF**	XBRL Definition Linkbase Document
101.LAB**	XBRL Label Linkbase Document
101.PRE**	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTERN GAS PARTNERS, LP

August 2, 2012

/s/ Donald R. Sinclair
Donald R. Sinclair
President and Chief Executive Officer
Western Gas Holdings, LLC
(as general partner of Western Gas Partners, LP)

August 2, 2012

/s/ Benjamin M. Fink
Benjamin M. Fink
Senior Vice President, Chief Financial Officer and Treasurer
Western Gas Holdings, LLC
(as general partner of Western Gas Partners, LP)