Form 10-K
period 2012-12-31
Western Gas Partners LP
filed 2013-02-28
CIK 1414475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the Partnership’s common units representing limited partner interests held by non-affiliates of the registrant was approximately $2.4 billion on June 29, 2012, based on the closing price as reported on the New York Stock Exchange.

At February 25, 2013, there were 104,660,553 common units outstanding.

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

Bbls/d: Barrels per day.

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

Residue: The natural gas remaining after being processed or treated.

Sour gas: Natural gas containing more than four parts per million of hydrogen sulfide.

Tailgate: The point at which processed natural gas and/or natural gas liquids leave a processing facility for end-use markets.

Wellhead: The point at which the hydrocarbons and water exit the ground.

PART I

Items 1 and 2. Business and Properties

GENERAL OVERVIEW

Western Gas Partners, LP, a growth-oriented Delaware master limited partnership formed by Anadarko Petroleum Corporation in 2007 to own, operate, acquire and develop midstream energy assets, closed its initial public offering (“IPO”) to become publicly traded in 2008. For purposes of this report, the “Partnership,” “we,” “our,” “us” or like terms, refers to Western Gas Partners, LP and its subsidiaries. We are engaged in the business of gathering, processing, compressing, treating and transporting natural gas, condensate, NGLs and crude oil for Anadarko Petroleum Corporation and its consolidated subsidiaries, as well as third-party producers and customers. Our common units are publicly traded on the New York Stock Exchange (“NYSE”) under the symbol “WES.”

The Partnership’s general partner, Western Gas Holdings, LLC (the “general partner” or “GP”), is owned by Western Gas Equity Partners, LP (“WGP”), a Delaware master limited partnership formed by Anadarko in September 2012 to own our general partner, as well as a significant limited partner interest in us. WGP’s common units are publicly traded on the NYSE under the symbol “WGP.” Western Gas Equity Holdings, LLC is WGP’s general partner and is a wholly owned subsidiary of Anadarko Petroleum Corporation. “Anadarko” refers to Anadarko Petroleum Corporation and its consolidated subsidiaries, excluding the Partnership and the general partner. “Affiliates” refers to wholly owned and partially owned subsidiaries of Anadarko, excluding the Partnership, and includes the interests in Fort Union Gas Gathering, LLC (“Fort Union”), White Cliffs Pipeline, LLC (“White Cliffs”) and Rendezvous Gas Services, LLC (“Rendezvous”). “Equity investment throughput” refers to our 14.81% share of Fort Union and 22% share of Rendezvous gross volumes. “Anadarko Petroleum Corporation” refers to Anadarko Petroleum Corporation excluding its subsidiaries and affiliates. “PGT” refers to Pinnacle Gas Treating LLC, “MIGC” refers to MIGC LLC, “Chipeta” refers to Chipeta Processing LLC and “additional Chipeta interest” refers to the August 2012 acquisition of Anadarko’s then remaining 24% membership interest in Chipeta. The Partnership and its subsidiaries are indirect subsidiaries of Anadarko.

Available information. We file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other documents electronically with the U.S. Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934. From time to time, we may also file registration and related statements pertaining to equity or debt offerings.

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

OUR ASSETS AND AREAS OF OPERATION

As of December 31, 2012, our assets included thirteen gathering systems, seven natural gas treating facilities, ten natural gas processing facilities, two NGL pipelines, one interstate natural gas pipeline that is regulated by Federal Energy Regulatory Commission (“FERC”), one intrastate natural gas pipeline and interests in two natural gas gathering systems and a crude oil pipeline. Our assets are located in East, West and South Texas, the Rocky Mountains (Colorado, Utah and Wyoming), and the Mid-Continent (Kansas and Oklahoma). The following table provides information regarding our assets by geographic region, other than natural gas processing facilities currently under construction in South Texas and Northeast Colorado, as of and for the year ended December 31, 2012:

Area	Asset Type	Miles of Pipeline	Approximate Number of Receipt Points	Gas Compression (Horsepower)	Processing or Treating Capacity (MMcf/d)	Average Gathering, Processing and Transportation Throughput (MMcf/d) (1)
Rocky Mountains	Gathering, Processing and Treating	7,019	5,054	392,532	2,780	2,215
	Transportation	966	30	26,828	—	73
Mid-Continent	Gathering	2,012	1,504	92,097	—	80
East Texas	Gathering and Treating	593	851	37,910	502	242
West Texas	Gathering	120	90	—	—	50

Total		10,710	7,529	549,367	3,282	2,660

(1)

Throughput includes 100% of Chipeta volumes, 50% of Newcastle volumes, 22% of Rendezvous volumes and 14.81% of Fort Union volumes. Throughput excludes 25 MBbls/d of average NGL pipeline volumes and excludes 6 MBbls/d of average oil pipeline volumes representing our 10% share of average White Cliffs volumes. See Properties below for further descriptions of these systems.

Our operations are organized into a single operating segment that engages in gathering, processing, compressing, treating and transporting Anadarko and third-party natural gas, condensate, NGLs and crude oil in the U.S. See Item 8 of this Form 10-K for disclosure of revenues, profits and total assets.

ACQUISITIONS

Acquisitions. The following table presents the funding sources for our 2012 acquisitions of Mountain Gas Resources LLC (“MGR”) and the additional Chipeta interest. In addition, please refer to Note 12—Subsequent Events in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

thousands except unit and percent amounts	Acquisition Date	Percentage Acquired	Borrowings	Cash On Hand	Common Units Issued	GP Units Issued
MGR (1)	01/13/12	100%	$299,000	$159,587	632,783	12,914
Chipeta (2)	08/01/12	24%	—	128,250	151,235	3,086

(1)

The assets acquired from Anadarko consist of (i) the Red Desert complex, which is located in the greater Green River Basin in southwestern Wyoming and includes the Patrick Draw processing plant with a capacity of 125 MMcf/d, the Red Desert processing plant with a capacity of 48 MMcf/d, 1,295 miles of gathering lines, and related facilities, (ii) a 22% interest in Rendezvous, which owns a 338-mile mainline gathering system serving the Jonah and Pinedale Anticline fields in southwestern Wyoming, and (iii) certain additional midstream assets and equipment. These assets are collectively referred to as the “MGR assets” and the acquisition as the “MGR acquisition.” In connection with the MGR acquisition, we entered into 10-year, fee-based gathering and processing agreements with Anadarko effective December 1, 2011, for all affiliate throughput on the MGR assets.

(2)

We acquired Anadarko’s then remaining 24% membership interest in Chipeta (as described in Note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K), with the Partnership receiving distributions related to the additional interest beginning July 1, 2012. This transaction brought our total membership interest in Chipeta to 75%. The remaining 25% membership interest in Chipeta held by a third-party member is reflected as noncontrolling interests in our consolidated financial statements for all periods presented.

Presentation of Partnership assets. References to the “Partnership assets” refer collectively to the assets owned by us as of December 31, 2012. Because Anadarko controls us through its control of WGP, which owns our general partner, each of our acquisitions of assets from Anadarko has been considered a transfer of net assets between entities under common control. As such, the Partnership assets we acquired from Anadarko were initially recorded at Anadarko’s historic carrying value, which did not correlate to the total acquisition price paid by us (see Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K). Further, after an acquisition of assets from Anadarko, we may be required to recast our financial statements to include the activities of such assets as of the date of common control.

EQUITY OFFERINGS

Equity offering. In June 2012, we completed a public offering of 5,000,000 common units representing limited partner interests in the Partnership, and issued 102,041 general partner units to the general partner in exchange for the general partner’s proportionate capital contribution to maintain its 2.0% general partner interest. The price per unit was $43.88, generating proceeds of $216.4 million (net of $7.4 million for the underwriting discount and other offering expenses), including the general partner’s proportionate capital contribution. The net proceeds were used for general partnership purposes, including the funding of capital expenditures.

In August 2012, we filed a registration statement with the SEC authorizing the issuance of up to $125.0 million of our common units in amounts, at prices and on terms to be determined by market conditions and other factors at the time of our offerings. As of December 31, 2012, we had not issued any common units under this registration statement. On December 12, 2012, in connection with the closing of the WGP IPO, we sold 8,722,966 common units to WGP and 178,019 general partner units to the general partner, in each case at a price of $46.00 per unit, pursuant to a unit purchase agreement among us, our general partner and WGP. The sale of common units and general partner units resulted in aggregate proceeds to us of $409.4 million. The net proceeds from this offering are being used for general partnership purposes, including the funding of capital expenditures. In addition, please refer to Note 12—Subsequent Events in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

STRATEGY

Our primary business objective is to continue to increase our cash distributions per unit over time. To accomplish this objective, we intend to execute the following strategy:

•	Pursuing accretive acquisitions. We expect to continue to pursue accretive acquisitions of midstream energy assets from Anadarko and third parties.

•

Capitalizing on organic growth opportunities. We expect to grow certain of our systems organically over time by meeting Anadarko’s and our other customers’ midstream service needs that result from their drilling activity in our areas of operation. We continually evaluate economically attractive organic expansion opportunities in existing or new areas of operation that allow us to leverage our existing infrastructure, operating expertise and customer relationships by constructing and expanding systems to meet new or increased demand of our services.

•

Attracting third-party volumes to our systems. We expect to continue to actively market our midstream services to, and pursue strategic relationships with, third-party producers and customers with the intention of attracting additional volumes and/or expansion opportunities.

•

Managing commodity price exposure. We intend to continue limiting our direct exposure to commodity price changes and promote cash flow stability by pursuing a contract structure designed to mitigate exposure to commodity price uncertainty through the use of fee-based contracts and with fixed-price hedges.

•

Maintaining investment grade ratings. We intend to operate at appropriate leverage and distribution coverage levels in line with other partnerships in our sector that have received investment grade credit ratings. By maintaining an investment grade credit rating with at least two of the three credit rating agencies, in part through staying within leverage ratios appropriate for investment-grade partnerships, we believe that we will be able to pursue strategic acquisitions and large growth projects at a lower cost of fixed-income capital, which would enhance their accretion and overall return.

COMPETITIVE STRENGTHS

We believe that we are well positioned to successfully execute our strategy and achieve our primary business objective because of the following competitive strengths:

•

Affiliation with Anadarko. We believe Anadarko is motivated to promote and support the successful execution of our business plan and to use our relationships throughout the energy industry, including those with producers and customers in the United States, to help pursue projects that help to enhance the value of our business. See Our Relationship with Anadarko Petroleum Corporation below.

•

Relatively stable and predictable cash flows. Our cash flows are largely protected from fluctuations caused by commodity price volatility due to (i) the approximately two-thirds of our services that are provided pursuant to long-term, fee-based agreements and (ii) the commodity price swap agreements that limit our exposure to commodity price changes with respect to our percent-of-proceeds and keep-whole contracts. For the year ended December 31, 2012, approximately 97% of our gross margin was derived from either long-term, fee-based contracts or from percent-of-proceeds or keep-whole agreements that were hedged with commodity price swap agreements.

•

Financial flexibility to pursue expansion and acquisition opportunities. We believe our operating cash flows, borrowing capacity, and access to debt and equity capital markets provide us with the financial flexibility to competitively pursue acquisition and expansion opportunities and to execute our strategy across capital market cycles. We currently have investment grade ratings from two of the three major rating agencies and, as of December 31, 2012, we did not have outstanding borrowings under the $800.0 million revolving credit facility (“RCF”), and had $6.7 million in outstanding letters of credit issued under the RCF.

•

Substantial presence in liquids-rich basins. Our asset portfolio includes gathering and processing systems, such as our Wattenberg, Platte Valley, Chipeta and Granger assets, which are in areas where the hydrocarbon production, in addition to natural gas, contains oil and condensate, as well as a significant amount of NGLs, for which pricing has historically been correlated to crude oil as opposed to natural gas. See —Properties below for further descriptions of these assets. Due to the relatively high current price of crude oil as compared to natural gas, production in these areas offers our customers higher margins and superior economics compared to basins in which the gas is predominantly dry. This pricing environment offers expansion opportunities for certain of our systems as producers attempt to increase their wet gas and crude oil production.

•

Well-positioned, well-maintained and efficient assets. We believe that our asset portfolio across geographically diverse areas of operation provides us with opportunities to expand and attract additional volumes to our systems from multiple productive reservoirs. Moreover, our portfolio includes an integrated package of high-quality, well-maintained assets for which we have implemented modern processing, treating, measuring and operating technologies.

•

Consistent track record of accretive acquisitions. Since our IPO in 2008, our management team has successfully executed seven related-party acquisitions and two third-party acquisitions, for a total value of approximately $2.2 billion. Our management team has demonstrated its ability to identify, evaluate, negotiate, consummate and integrate strategic acquisitions and expansion projects, and it intends to use its experience and reputation to continue to grow the Partnership through accretive acquisitions, focusing on opportunities to improve throughput volumes and cash flows.

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

OUR RELATIONSHIP WITH ANADARKO PETROLEUM CORPORATION

Our operations and activities are managed by our general partner, which is indirectly controlled by Anadarko through WGP. Anadarko Petroleum Corporation is among the largest independent oil and gas exploration and production companies in the world. Anadarko’s upstream oil and gas business explores for and produces natural gas, crude oil, condensate and NGLs.

We believe that one of our principal strengths is our relationship with Anadarko, and that Anadarko, through its significant indirect economic interest in us, will continue to be motivated to promote and support the successful execution of our business plan and to pursue projects that help to enhance the value of our business.

Approximately 76% of our gathering, transportation and treating throughput (excluding equity investment throughput and volumes measured in barrels) during the year ended December 31, 2012, was attributable to natural gas production owned or controlled by Anadarko. Approximately 59% of our processing throughput (excluding equity investment throughput and volumes measured in barrels) during the year ended December 31, 2012, was attributable to natural gas production owned or controlled by Anadarko. In addition, with respect to the Wattenberg, Dew, Pinnacle, Haley, Helper, Clawson and Hugoton gathering systems, Anadarko has dedicated to us pursuant to the terms of its applicable gathering agreements all of the natural gas production it owns or controls from (i) wells that are currently connected to such gathering systems, and (ii) additional wells that are drilled within one mile of wells connected to such gathering systems as those systems currently exist and as they are expanded to connect additional wells in the future. As a result, this dedication will continue to expand as long as additional wells are connected to these gathering systems. In executing our growth strategy, which includes acquiring and constructing additional midstream assets, we utilize the significant experience of Anadarko’s management team.

As of December 31, 2012, WGP and Affiliates held 49,296,205 of our common units, representing a 46.2% limited partner interest in us, and, through its ownership of our general partner, indirectly held 2,135,930 general partner units representing a 2.0% general partner interest in us and 100% of our incentive distribution rights (“IDRs”). As of December 31, 2012, the public held 55,364,348 common units, representing a 51.8% limited partner interest in us.

In connection with our IPO, we entered into an omnibus agreement with Anadarko and our general partner that governs our relationship with them regarding certain reimbursement and indemnification matters. Although we believe our relationship with Anadarko provides us with a significant advantage in the midstream natural gas sector, it is also a source of potential conflicts. For example, neither Anadarko nor WGP is restricted from competing with us. Given Anadarko’s significant indirect economic interest in us through its ownership of WGP, we believe it will be in Anadarko’s best economic interest for it to transfer additional assets to us over time. However, Anadarko continually evaluates acquisitions and divestitures and may elect to acquire, construct or dispose of midstream assets in the future without offering us the opportunity to acquire, construct or participate in the ownership of those assets. Anadarko is under no contractual obligation to offer any such opportunities to us, nor are we obligated to participate in any such opportunities. We cannot state with any certainty which, if any, opportunities to acquire additional assets from Anadarko may be made available to us or if we will elect, or will have the ability, to pursue any such opportunities. Please see Item 1A and Item  13 of this Form 10-K for more information.

INDUSTRY OVERVIEW

The midstream natural gas industry is the link between the exploration for and production of natural gas and the delivery of its hydrocarbon components to end-use markets. Operators within this industry create value at various stages along the natural gas value chain by gathering raw natural gas from producers at the wellhead, separating the hydrocarbons into dry gas (primarily methane) and NGLs, and then routing the separated dry gas and NGL streams for delivery to end-use markets or to the next intermediate stage of the value chain.

The following diagram illustrates the groups of assets found along the natural gas value chain:

Service Types

The services provided by us and other midstream natural gas companies are generally classified into the categories described below. As indicated below, we do not currently provide all of these services, although we may do so in the future.

•

Gathering. At the initial stages of the midstream value chain, a network of typically smaller diameter pipelines known as gathering systems directly connect to wellheads in the production area. These gathering systems transport raw, or untreated, natural gas to a central location for treating and processing. A large gathering system may involve thousands of miles of gathering lines connected to thousands of wells. Gathering systems are typically designed to be highly flexible to allow gathering of natural gas at different pressures and scalable to allow gathering of additional production without significant incremental capital expenditures. In connection with our gathering services, we sometimes retain, stabilize and sell drip condensate, which falls out of the natural gas stream during gathering.

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

•

Processing. Processing removes the heavier and more valuable hydrocarbon components, which are extracted as NGLs. The residue remaining after extraction of NGLs meets the quality standards for long-haul pipeline transportation or commercial use.

•

Fractionation. Fractionation is the separation of the mixture of extracted NGLs into individual components for end-use sale. It is accomplished by controlling the temperature and pressure of the stream of mixed NGLs in order to take advantage of the different boiling points of separate products.

•

Storage, transportation and marketing. Once the raw natural gas has been treated or processed and the raw NGL mix has been fractionated into individual NGL components, the natural gas and NGL components are stored, transported and marketed to end-use markets. Each pipeline system typically has storage capacity located both throughout the pipeline network and at major market centers to help temper seasonal demand and daily supply-demand shifts. We do not currently offer storage services or conduct marketing activities.

Typical Contractual Arrangements

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

•

Percent-of-proceeds, percent-of-value or percent-of-liquids. Percent-of-proceeds, percent-of-value or percent-of-liquids arrangements may be used for gathering and processing services. Under these arrangements, the service provider typically remits to the producers either a percentage of the proceeds from the sale of residue and/or NGLs or a percentage of the actual residue and/or NGLs at the tailgate. These types of arrangements expose the processor to commodity price risk, as the revenues from the contracts directly correlate with the fluctuating price of natural gas and/or NGLs.

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

See Note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K for information regarding our contracts.

PROPERTIES

The following sections describe in more detail the services provided by our assets in our areas of operation, and the following map depicts our significant midstream assets as of December 31, 2012:

Rocky Mountains—Northeast Wyoming

Bison treating facility. The Bison treating facility consists of 3 amine treaters with a combined treating capacity of 450 MMcf/d located in northeastern Wyoming. The assets also include three compressors with a combined compression of 5,230 horsepower and five generators with combined power output of 6.5 megawatts. We operate and have a 100% working interest in the Bison assets, which provide carbon dioxide treating services for the coal-bed methane gas being gathered in the Powder River Basin to meet downstream pipeline specifications. Anadarko began construction of the Bison assets in 2009 and placed them in service in June 2010.

Customers. Anadarko provided approximately 73% of the throughput at the Bison treating facility for the year ended December 31, 2012. The remaining throughput was from one third-party producer.

Supply and delivery points. The Bison treating facility treats and compresses gas from the coal-bed methane wells in the Powder River Basin. The Bison pipeline, operated by TransCanada, is connected directly to the facility, which is currently the only inlet into the pipeline. The Bison treating facility also has access to the Ft. Union and Thunder Creek pipelines.

Fort Union gathering system and treating facility. The Fort Union system is a gathering system operating within the Powder River Basin of Wyoming, starting in west central Campbell County and terminating at the Medicine Bow treating plant. The Fort Union gathering system consists of three parallel 106-mile, 24-inch pipelines and includes carbon dioxide treating facilities at the Medicine Bow plant. The system’s gas treating capacity will vary depending upon the carbon dioxide content of the inlet gas. At current carbon dioxide levels, the system is capable of treating and blending over 1 Bcf/d while satisfying the carbon dioxide specifications of downstream pipelines.

Customers. Anadarko is the field and construction operator of the Fort Union gathering system in which WES has a 14.81% interest. Anadarko and the other members of Fort Union, Copano Pipelines/Rocky Mountains, LLC (37.04%), Crestone Powder River LLC (37.04%), and Bargath, Inc. (11.11%), are the only firm shippers on the Fort Union system. To the extent capacity on the system is not used by the members, it is available to third parties under interruptible agreements.

Supply. Substantially all of Fort Union’s gas supply is comprised of coal-bed methane volumes that are either produced or gathered by the four Fort Union members throughout the Powder River Basin. As of December 31, 2012, the Fort Union system gathers gas from approximately 8,000 coal-bed methane wells in the Big George coal play, the multiple seam coal fairway to the north of the Big George play and the Wyodak coal play. Anadarko had a working interest in over 1.8 million gross acres within the Powder River Basin as of December 31, 2012. Another of the Fort Union owners has a comparable working interest in a large majority of Anadarko’s producing coal-bed methane wells. The two remaining Fort Union owners gather gas for delivery to Fort Union under contracts with acreage dedications from multiple producers in the heart of the basin and from the coal-bed methane producing area near Sheridan, Wyoming.

Delivery points. The Fort Union system delivers coal-bed methane gas to the hub in Glenrock, Wyoming, which accesses the following interstate pipelines:

•	Colorado Interstate Gas Company (“CIG”);

•	Kinder Morgan Interstate Gas Transportation Company; and

•	Wyoming Interstate Gas Company.

These pipelines serve gas markets in the Rocky Mountains and Midwest regions of the U.S.

Hilight gathering system and processing plant. The 1,113-mile Hilight gathering system, located in Johnson, Campbell, Natrona and Converse Counties of Wyoming, provides low and high-pressure gathering services for the area’s conventional gas production and delivers to the Hilight plant for processing. The Hilight gathering system has 11 compressor stations with 35,241 combined horsepower. The Hilight system has a capacity of approximately 60 MMcf/d and utilizes a refrigeration process and provides for fractionation of the recovered NGL products into propane, butanes and natural gasoline.

Customers. Gas gathered and processed through the Hilight system is from numerous third-party customers, with the seven largest producers providing approximately 72% of the system throughput during the year ended December 31, 2012.

Supply. The Hilight gathering system serves the gas gathering needs of several conventional producing fields in Johnson, Campbell, Natrona and Converse Counties. Our customers, including Anadarko, have historically maintained and more recently increased throughput by developing new prospects and performing workovers.

Delivery points. The Hilight plant delivers residue into our MIGC transmission line. Hilight is not connected to an active NGL pipeline, so all fractionated NGLs are sold locally through its truck and rail loading facilities.

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

Customers. Anadarko is the largest firm shipper on the MIGC system, with approximately 89% of throughput for the year ended December 31, 2012. The remaining throughput on the MIGC system was from 15 third-party shippers.

Revenues on the MIGC system are generated from contract demand charges and volumetric fees paid by shippers under firm and interruptible gas transportation agreements. Our current firm transportation agreement for 40 MMcf/d runs through October 2018. In addition to its certificated forward-haul capacity, MIGC provides firm backhaul service subject to flowing capacity. We have 11 MMcf/d contracted through May 2013 under backhaul service agreements that are renegotiated on an annual basis. Most of MIGC’s gas transportation agreements are month-to-month with the remainder generally having terms of less than one year.

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

Supply. As of December 31, 2012, Anadarko had a working interest in over 1.8 million gross acres within the Powder River Basin. Anadarko’s gross acreage includes substantial undeveloped acreage positions in the Big George coal play and the multiple seam coal fairway to the north of the Big George play.

Delivery points. MIGC volumes can be redelivered to the hub in Glenrock, Wyoming, which accesses the following interstate pipelines:

•	CIG;

•	Kinder Morgan Interstate Gas Transportation Company;

•	Williston Basin Interstate Pipeline Company; and

•	Wyoming Interstate Gas Company.

Volumes can also be delivered to Anadarko’s MGTC, Inc. (“MGTC”) intrastate pipeline, a Hinshaw pipeline that supplies local markets in Wyoming.

Newcastle gathering system and processing plant. The 184-mile Newcastle gathering system, located in Weston and Niobrara Counties of Wyoming, was built to provide gathering services for conventional gas production in the area. The gathering system delivers into the Newcastle plant, which has gross capacity of approximately 3 MMcf/d. The plant utilizes a refrigeration process and provides for fractionation of the recovered NGLs into propane and butane/gasoline mix products. We are a 50.0% joint-venture interest owner in the Newcastle facility, which is also owned by Black Hills Exploration and Production, Inc. (44.7%) and John Paulson (5.3%). The Newcastle gathering system includes a compressor station with 560 horsepower. The Newcastle plant has an additional 2,100 horsepower for refrigeration and residue compression.

Customers. Gas gathered and processed through the Newcastle system is from 14 third-party customers, with the largest 4 producers providing approximately 88% of the system throughput during the year ended December 31, 2012. The largest producer provided approximately 61% of the throughput during the year ended December 31, 2012.

Supply. The Newcastle gathering system and plant primarily service gas production from the Clareton and Finn-Shurley fields in Weston County. Due to infill drilling and enhanced production techniques, producers have continued to maintain production levels.

Delivery points. Propane products from the Newcastle plant are typically sold locally by truck, and the butane/gasoline mix products are transported to the Hilight plant for further fractionation. Residue from the Newcastle system is delivered into MGTC pipeline for transport, distribution and sale.

Rocky Mountains—Southwest Wyoming

Granger gathering system and processing complex. The 815-mile Granger natural gas gathering system and gas processing facility is located in Sweetwater County, Wyoming. The Granger complex includes eight field compression stations and has 43,950 combined horsepower. The processing facility has cryogenic capacity of 200 MMcf/d, refrigeration capacity of 100 MMcf/d and NGL fractionation capabilities. The Granger complex also includes a plant with refrigeration capacity of 200 MMcf/d, which is accounted for as a capital lease and was acquired in connection with the acquisition of MGR.

Customers. Anadarko is the largest customer for the Granger complex with approximately 36% of throughput for the year ended December 31, 2012. The remaining throughput was from various third-party customers, with the 4 largest shippers providing approximately 54% of the system throughput.

Supply. The Granger complex is supplied by the Moxa Arch, the Jonah field and the Pinedale anticline areas, across which Anadarko controls approximately 594,000 gross acres. The Granger gas gathering system has approximately 705 receipt points.

Delivery points. The residue from the Granger complex can be delivered to the following major pipelines:

•	CIG;

•	The Kern River and Mountain Gas Transportation, Inc. (“MGTI”) pipelines via a connect with Rendezvous Pipeline Company;

•	Northwest Pipeline Co. (“NWPL”);

•	Overthrust Pipeline (“OTTCO”); and

•	QEP Resources (“QEP”).

The NGLs have market access to Enterprise’s Mid-America Pipeline Company (“MAPL”), which terminates at Mont Belvieu, Texas, as well as to local markets.

Red Desert gathering system and processing complex. The Red Desert complex is a group of gathering and processing assets located in Sweetwater and Carbon Counties in Southwest Wyoming. As of December 31, 2012, the Red Desert complex included the Patrick Draw cryogenic processing plant with a capacity of 125 MMcf/d, the Red Desert cryogenic processing plant with a capacity of 48 MMcf/d, 1,047 miles of gathering lines, and related facilities. In conjunction with upstream development in the Greater Green River Basin, we have recently completed construction of a 29-mile, 16-inch pipeline to gather up to an additional 40 MMcf/d of expected gas production in the area to deliver to our Patrick Draw cryogenic processing plant. The new pipeline is supported by volume commitments from a third-party producer with an active drilling program in the area.

Customers. For the year ended December 31, 2012, approximately 4% of the Red Desert complex throughput was from Anadarko and the remaining throughput was from various third-party customers, with the seven largest producers providing approximately 67% of the system throughput.

Supply. The Red Desert complex gathers, compresses, treats and processes natural gas and fractionates NGLs produced in the eastern portion of the Greater Green River Basin, providing service primarily to the Red Desert and Washakie Basins.

Delivery. Residue from the Red Desert complex is delivered to the CIG and Wyoming Interstate Company, Ltd. (“WIC”) interstate pipelines, while NGLs are delivered to the MAPL, as well as to truck and rail loading facilities.

Rendezvous gathering system. The Rendezvous system is a 338-mile mainline gathering system in southwestern Wyoming that delivers gas to our Granger complex and other locations. QEP is the operator of the Rendezvous gathering system and holds a 78% joint-venture interest, while we hold the remaining 22% joint-venture interest. The Rendezvous gathering system includes a compressor station with 7,485 horsepower.

Customers. QEP and Anadarko are the only firm shippers on the Rendezvous gathering system. To the extent capacity on the system is not used by those shippers, it is available to third parties under interruptible agreements.

Supply and delivery points. The Rendezvous gathering system provides mainline gathering service for gas from the Jonah and Pinedale anticline fields and delivers to our Granger plant, as well as QEP Field Services’ Blacks Fork gas processing plant which connects to Questar Pipeline, NWPL and Kern River via Rendezvous Pipeline Company, a FERC-regulated Questar affiliate.

Rocky Mountains—Utah

Chipeta processing complex and NGL pipeline. We are the managing member and 75% owner of Chipeta, a limited liability company. The remaining 25% membership interest is held by Ute Energy Midstream Holdings LLC. Chipeta owns the Chipeta processing complex and the Natural Buttes refrigeration plant, which currently provide 970 MMcf/d of cryogenic and refrigeration processing capacity in the Greater Natural Buttes field in Uintah County, Utah. The Chipeta processing complex includes three processing trains (one refrigeration and two cryogenic). We also own 100% of two parallel NGL pipelines with a combined length of 32 miles, which connect the Chipeta and Natural Buttes plants to a third-party pipeline for NGL transportation out of the area.

Customers. Anadarko is the largest customer on the Chipeta system with approximately 94% of the system throughput for the year ended December 31, 2012. The balance of throughput on the system during the year ended December 31, 2012 was from four third-party customers.

Supply. The Chipeta system is well-positioned to access Anadarko and third-party production in the area with available capacity in the Uintah Basin. Anadarko controls approximately 211,000 gross acres in the Uintah Basin. Chipeta is connected to both Anadarko’s Natural Buttes gathering system and to the Three Rivers gathering system owned by Ute Energy and a third party.

In November 2012, Chipeta entered into interconnect agreements with a third party, whereby the third party will construct, own and operate an inlet interconnect to the Chipeta plant and a redelivery interconnect from the Chipeta plant. Chipeta will pay the third party and will be granted access rights to the third-party infrastructure, thereby providing us the ability to enter into processing agreements with additional third-party producers. Chipeta expects to begin transporting gas on the new lines in the first half of 2013.

Delivery points. The Chipeta plant delivers NGLs to the MAPL, which provides transportation through the Seminole pipeline in West Texas and ultimately to the NGL markets at Mont Belvieu, Texas and the Texas Gulf Coast. The Chipeta plant has natural gas delivery points through the following pipelines:

•	CIG;

•	Questar Pipeline Company; and

•	WIC.

Clawson gathering system and treating facility. The 47-mile Clawson gathering system, located in Carbon and Emery Counties of Utah, was built in 2001 to provide gathering services for Anadarko’s coal-bed methane development of the Ferron Coal play. The Clawson gathering system provides gathering, dehydration, compression and treating services for coal-bed methane gas. The Clawson gathering system includes a compressor station with 6,310 horsepower and a carbon dioxide treating facility.

Customers. Anadarko is the largest shipper on the Clawson gathering system with approximately 97% of the total throughput delivered into the system during the year ended December 31, 2012. The remaining throughput on the system was from one third-party producer.

Supply. The Clawson Springs field covers approximately 6,900 acres and produces primarily from the Ferron Coal play.

Delivery points. The Clawson gathering system delivers into Questar Transportation Services Company’s pipeline.

Helper gathering system and treating facility. The 67-mile Helper gathering system, located in Carbon County, Utah, was built to provide gathering services for Anadarko’s coal-bed methane development of the Ferron Coal play. The Helper gathering system provides gathering, dehydration, compression and treating services for coal-bed methane gas. The Helper gathering system includes 2 compressor stations with 14,075 combined horsepower and 2 carbon dioxide treating facilities.

Customers. Anadarko is the only shipper on the Helper gathering system.

Supply. The Helper and the Cardinal Draw fields are Anadarko-operated coal-bed methane developments on the southwestern edge of the Uintah Basin that produce from the Ferron Coal play. The Helper field covers approximately 18,900 acres, and the Cardinal Draw field, which lies immediately to the east of Helper field, covers approximately 18,800 acres.

Delivery points. The Helper gathering system delivers into Questar Transportation Services Company’s pipeline. Questar provides transportation to regional markets in Wyoming, Colorado and Utah and also delivers into the Kern River Pipeline, which provides transportation to markets in the Western U.S., primarily California.

Rocky Mountains—Colorado

DJ Basin gathering system and processing plants. The Platte Valley and Wattenberg systems are located in the DJ Basin, north and east of Denver, Colorado. The Platte Valley system consists of a processing plant with current cryogenic capacity of 100 MMcf/d, two fractionation trains, a 1,105-mile natural gas gathering system and related equipment. The Platte Valley gathering system has 13 compressor stations with 17,011 combined horsepower.

The Wattenberg gathering system is a 1,870-mile wet gas gathering system and includes seven compressor stations with 91,099 combined horsepower. The Fort Lupton processing plant has two trains with combined processing capacity of 105 MMcf/d. The Platteville treating facility has an amine treater with a treating capacity of 34 MMcf/d.

Customers. For the year ended December 31, 2012, approximately 13% of the Platte Valley system throughput was from Anadarko and the remaining throughput was from various third-party customers, with the largest providing approximately 65% of the throughput. Anadarko-operated production represented approximately 68% of Wattenberg system throughput during the year ended December 31, 2012. Approximately 28% of Wattenberg system throughput was from two third-party producers and the remaining throughput was from various third-party customers.

Supply and delivery points for the Platte Valley gathering system and processing plant. There were 684 receipt points connected to the Platte Valley gathering system as of December 31, 2012. The Platte Valley system is connected to our Wattenberg gathering system and is primarily supplied by the Wattenberg field and covers portions of Adams, Arapahoe, Boulder, Broomfield, Denver, Elbert, and Weld Counties, Colorado. The Platte Valley system delivers NGLs to local markets and is connected to the Overland Pass Pipeline and the Wattenberg Pipeline (formerly the Buckeye Pipeline). In addition, the Platte Valley system can deliver to the CIG and Xcel Energy residue pipelines.

Supply and delivery points for the Wattenberg gathering system and processing plant. There were 2,236 receipt points and over 6,500 wells connected to the gathering system as of December 31, 2012. The Wattenberg gathering system is primarily supplied by the Wattenberg field and covers portions of Adams, Arapahoe, Boulder, Broomfield and Weld Counties. Anadarko controls approximately 760,000 gross acres in the Wattenberg field. Anadarko drilled 383 wells and completed 3,171 fracs in connection with its active recompletion and re-frac program at the Wattenberg field during the year ended December 31, 2012, and has identified over 2,000 opportunities to increase production including new well locations, re-fracs and recompletions.

The Wattenberg gathering system has five delivery points, including the following primary delivery points:

•	Anadarko’s Wattenberg processing plant;

•	our Fort Lupton processing plant; and

•	our Platte Valley processing plant.

The two remaining delivery points are DCP Midstream’s Spindle processing plant and AKA Energy’s Gilcrest processing plant. All delivery points are connected to the CIG and Xcel Energy residue pipelines and the Overland Pass Pipeline for NGLs, and also have truck-loading facilities for access to local NGL markets. Anadarko’s Wattenberg and our Platte Valley processing plants also have NGL connections to the Wattenberg Pipeline (formerly the Buckeye Pipeline).

White Cliffs pipeline. The White Cliffs pipeline is a 527-mile, 12-inch crude oil pipeline that originates in Platteville, Colorado and terminates in Cushing, Oklahoma. It has a current capacity of 70,000 barrels per day and recently announced an expansion project for an additional 80,000 barrels per day, projected to be completed in the first half of 2014. At the point of origin, it has a 100,000-barrel storage facility adjacent to a truck-unloading facility. We own a 10% joint-venture interest in White Cliffs, which is also owned by SemGroup Corporation (34%), Plains All American Pipeline, LP (34%) and Noble Energy, Inc. (5%), with Rose Rock Midstream, LP (a subsidiary of SemGroup Corporation) as 17% owner and operator.

Customers. The White Cliffs pipeline has two throughput contracts with Anadarko and Noble Energy that run through May 2014. In addition, other parties may ship on the White Cliffs pipeline at FERC-based rates.

Supply. The White Cliffs pipeline is supplied by production from the Denver-Julesburg Basin and offers the only direct route from the Denver-Julesburg Basin to Cushing, Oklahoma.

Delivery points. The White Cliffs pipeline delivery point is SemCrude’s storage facility in Cushing, Oklahoma, a major crude oil marketing center, which ultimately delivers to the mid-continent refineries.

Mid-Continent

Hugoton gathering system. The 2,012-mile Hugoton gathering system provides gathering service to the Hugoton field and is primarily located in Seward, Stevens, Grant and Morton Counties of Southwest Kansas and Texas County in Oklahoma. The Hugoton gathering system has 44 compressor stations with 92,097 combined horsepower.

Customers. Anadarko is the largest customer on the Hugoton gathering system with approximately 81% of the system throughput during the year ended December 31, 2012. Approximately 12% of the throughput on the Hugoton system for the year ended December 31, 2012 was from one third-party shipper with the balance from various other third-party shippers.

Supply. The Hugoton field continues to be a long-life, low-decline asset for Anadarko, which has an extensive acreage position in the field with approximately 470,000 gross acres. The Hugoton system is well-positioned to gather volumes that may be produced from successful new wells drilled by third-party producers.

Delivery points. The Hugoton gathering system is connected to the Satanta plant, which is owned jointly by Pioneer Natural Resources Corporation (51%) and Anadarko (49%). The Satanta plant processes NGLs and helium, and delivers residue into the Kansas Gas Services and Southern Star pipelines. The system is also connected to DCP Midstream’s National Helium Plant, which extracts NGLs and delivers residue into the Panhandle Eastern Pipe Line.

East Texas

Dew gathering system. The 323-mile Dew gathering system is located in Anderson, Freestone, Leon and Robertson Counties of East Texas. The system provides gathering, dehydration and compression services and ultimately delivers into the Pinnacle gas treating system for any required treating. The Dew gathering system has 9 compressor stations with 36,570 combined horsepower.

Customers. Anadarko is the only shipper on the Dew gathering system.

Supply. As of December 31, 2012, Anadarko had approximately 828 producing wells in the Bossier play and controlled approximately 111,000 gross acres in the area.

Delivery points. The Dew gathering system has delivery points with Kinder Morgan’s Tejas pipeline and with PGT, which is the primary delivery point and is described in more detail below.

Pinnacle gathering system and treating facility. The Pinnacle gathering system includes the 270-mile Pinnacle gathering system and the Bethel treating plant. The Pinnacle system provides sour gas gathering and treating service in Anderson, Freestone, Leon, Limestone and Robertson Counties of East Texas. The Bethel treating plant, located in Anderson County, has total carbon dioxide treating capacity of approximately 502 MMcf/d and 20 LTD of sulfur treating capacity.

Customers. Anadarko is the largest shipper on the Pinnacle gathering system with approximately 91% of system throughput for the year ended December 31, 2012. The remaining throughput on the system during that period was from four third-party shippers.

Supply. The Pinnacle gathering system is well-positioned to provide gathering and treating services to the five-county area over which it extends, including the Cotton Valley Lime formations, which contain relatively high concentrations of sulfur and carbon dioxide. Total installed sulfur treating capacity is 20 LTD and we believe the Pinnacle gathering system is well positioned to benefit from future sour gas production in the area.

Delivery points. The Pinnacle gathering system is connected to the following pipelines:

•	Atmos Texas pipeline;

•	Enbridge Pipelines (East Texas) LP pipeline;

•	Energy Transfer Fuels pipeline;

•	Enterprise Texas Pipeline, LP pipeline;

•	ETC Texas Pipeline, Ltd pipeline; and

•	Kinder Morgan Tejas pipeline.

These pipelines provide transportation to the Carthage, Waha and Houston Ship Channel market hubs in Texas.

West Texas

Haley gathering system. The 120-mile Haley gathering system provides gathering and dehydration services in Loving County, Texas and gathers a portion of Anadarko’s production from the Delaware Basin.

Customers. Anadarko’s production represented approximately 66% of the Haley gathering system’s throughput for the year ended December 31, 2012. The remaining throughput was attributable to Anadarko’s partner in the Haley area.

Supply. In the greater Delaware Basin, Anadarko has access to approximately 367,000 gross acres as of December 31, 2012, a portion of which is gathered by the Haley gathering system.

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

Assets Under Construction

We currently have the following significant projects scheduled for completion in 2013 and 2014 that are supported by long-term, fee-based throughput commitments from Anadarko. These projects include the following:

•

Brasada plant in the Maverick Basin: We are currently constructing a new cryogenic facility which will process production from the Eagleford shale in South Texas. The new plant has a design capacity of approximately 200 MMcf/d, and includes a 15,000 Bbls/d condensate stabilization plant, an inlet gas line, and an inlet condensate line. We expect the Brasada plant to be operational in the second quarter of 2013. Anadarko has agreed to a fee-based contract with a 10-year throughput guarantee, which will begin on the plant’s in-service date and increase to 180 MMcf/d on January 1, 2014, and will include associated demand charges.

•

Lancaster plant in the DJ Basin: We are currently constructing a new cryogenic facility which will process production from the Niobrara and Codell formations in the Wattenberg field. The new plant has a designed capacity of approximately 300 MMcf/d and is expected to begin service in the first quarter of 2014. Anadarko has agreed to a fee-based contract with a 10-year throughput guarantee of 270 MMcf/d, which will begin on the plant’s in-service date and will include associated demand charges.

COMPETITION

The midstream services business is very competitive. Our competitors include other midstream companies, producers, and intrastate and interstate pipelines. Competition for natural gas and NGL volumes is primarily based on reputation, commercial terms, reliability, service levels, location, available capacity, capital expenditures and fuel efficiencies. However, a substantial portion of our throughput volumes on a majority of our systems are owned or controlled by Anadarko. In addition, Anadarko has dedicated future production to us from its acreage surrounding the Wattenberg, Dew, Pinnacle, Haley, Helper, Clawson and Hugoton gathering systems. We believe that our assets that are located outside of the dedicated areas are geographically well positioned to retain and attract third-party volumes due to our competitive rates.

We believe the primary advantages of our assets are their proximity to established and/or new production, and the service flexibility they provide to producers. We believe we can provide the services that producers and other customers require to connect, gather and process their natural gas efficiently, at competitive and flexible contract terms.

Gathering Systems and Processing Plants

The following table summarizes the primary competitors for our gathering systems and processing plants at December 31, 2012.

System	Competitor(s)

Bison treating facility	Thunder Creek Gas Services and Fort Union

Chipeta processing complex	QEP and Kinder Morgan, Inc.

Dew and Pinnacle gathering systems and Pinnacle treating facility	ETC Texas Pipeline, Ltd., Enbridge Pipelines (East Texas) LP, XTO Energy and Kinder Morgan Tejas Pipeline, LP

Fort Union gathering system and treating facility	Bison treating facility (carbon dioxide treating services only), MIGC, Thunder Creek Gas Services, and TransCanada

Granger gathering system and processing complex	Williams Field Services, Enterprise/TEPPCO and QEP

Haley gathering system	Anadarko’s Delaware Basin Joint Venture, Enterprise GC, LP and Targa Midstream Services, LP

Helper and Clawson gathering systems and treating facilities	QEP

Hilight gathering system and processing plant	DCP Midstream and Merit Energy

Hugoton gathering system	ONEOK Gas Gathering Company, DCP Midstream Partners, LP, Pioneer Natural Resources and Linn Energy

Newcastle gathering system and processing plant	DCP Midstream

Platte Valley gathering system and processing plant	DCP Midstream and AKA Energy

Red Desert gathering system and processing complex	Williams Field Services and QEP

Rendezvous gathering system	Enterprise/TEPPCO

Wattenberg gathering system and processing plant	DCP Midstream and AKA Energy

Transportation

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

SAFETY AND MAINTENANCE

The pipelines we use to gather and transport natural gas and NGLs are subject to regulation by the Pipeline and Hazardous Materials Safety Administration (the “PHMSA”) of the Department of Transportation (the “DOT”) pursuant to the Natural Gas Pipeline Safety Act of 1968, as amended (the “NGPSA”), with respect to natural gas and Hazardous Liquids Pipeline Safety Act of 1979, as amended (the “HLPSA”), with respect to NGLs. Both the NGPSA and the HLPSA were amended by the Pipeline Safety Improvement Act of 2002 and the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006. The NGPSA and HLPSA govern the design, installation, testing, construction, operation, replacement and management of natural gas and NGL pipeline facilities, while the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006 confirms the commitment to mandatory integrity management inspections enacted in the 2002 legislation for all U.S. hazardous liquid and natural gas transportation pipelines and some gathering lines in high-population areas.

Most recently these pipeline safety laws were amended on January 3, 2012, when President Obama signed the Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011 (the “2011 Pipeline Safety Act”), which requires increased safety measures for gas and hazardous liquids transportation pipelines. Among other things, the 2011 Pipeline Safety Act directed the Secretary of Transportation to promulgate rules or standards relating to expanded integrity management requirements, automatic or remote-controlled valve use, excess flow valve use, and leak detection system installation. The 2011 Pipeline Safety Act also directed owners and operators of interstate and intrastate gas transmission pipelines to verify their records confirming the maximum allowable pressure of pipelines in certain class locations and high consequence areas, required promulgation of regulations for conducting tests to confirm the material strength of pipe operating above 30% of specified minimum yield strength in high consequence areas, and increased the maximum penalty for violation of pipeline safety regulations from $100,000 to $200,000 per violation per day of violation and from $1 million to $2 million for a related series of violations. On August 13, 2012, the PHMSA published a proposed rulemaking consistent with the signed act that, once finalized, will update the maximum administrative civil penalties for violation of the pipeline safety regulations. These civil penalties and safety enhancement requirements and other provisions of the 2011 Pipeline Safety Act could require us to install new or modified safety controls, pursue additional capital projects, or conduct maintenance programs on an accelerated basis, any or all of which tasks could result in our incurring increased operating costs that could be significant and have a material adverse effect on our results of operations or financial position.

In addition, the PHMSA has developed regulations consistent with these pipeline safety laws that require transportation pipeline operators to implement integrity management programs, including more frequent inspections and other measures to ensure pipeline safety in “high consequence areas,” such as high population areas, areas unusually sensitive to environmental damage and commercially navigable waterways. We, or the entities in which we own an interest, inspect our pipelines regularly in compliance with state and federal maintenance requirements. Nonetheless, the adoption of new or amended regulations by PHMSA that result in more stringent or costly pipeline integrity management or safety standards could have a significant adverse effect on us and similarly situated midstream operators. For instance, in August 2011, PHMSA published an advance notice of proposed rulemaking in which the agency is seeking public comment on a number of changes to regulations governing the safety of gas transmission pipelines and gathering lines, including, for example, (i) revising the definitions of “high consequence areas” and “gathering lines”; (ii) strengthening integrity management requirements as they apply to existing regulated operators and to currently exempt operators should certain exemptions be removed; (iii) strengthening requirements on the types of gas transmission pipeline integrity assessment methods that may be selected for use by operators; (iv) imposing gas transmission integrity management requirements on onshore gas gathering lines; (v) requiring the submission of annual, incident and safety-related conditions reports by operators of all gathering lines; and (vi) enhancing the current requirements for internal corrosion control of gathering lines.

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

In addition, we are subject to a number of federal and state laws and regulations, including the federal Occupational Safety and Health Act, as amended (“OSHA”), and comparable state statutes, the purposes of which are to protect the health and safety of workers, both generally and within the pipeline industry. In addition, the OSHA hazard communication standard, the community right-to-know regulations of the U.S. Environmental Protection Agency (the “EPA”) under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state statutes require that information be maintained concerning hazardous materials used or produced in our operations and that such information be provided to employees, state and local government authorities and citizens. We and the entities in which we own an interest are also subject to OSHA Process Safety Management regulations, as well as the EPA’s Risk Management Program, which are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive chemicals. These regulations apply to any process which involves a chemical at or above specified thresholds or any process which involves flammable liquid or gas in excess of 10,000 pounds. We believe that we are in material compliance with all applicable laws and regulations relating to worker health and safety.

REGULATION OF OPERATIONS

Regulation of pipeline gathering and transportation services, natural gas sales and transportation of NGLs may affect certain aspects of our business and the market for our products and services.

Interstate Transportation Pipeline Regulation

MIGC, our interstate natural gas transportation system, is subject to regulation by FERC under the Natural Gas Act of 1938 (the “NGA”). Under the NGA, FERC has authority to regulate natural gas companies that provide natural gas pipeline transportation services in interstate commerce. Federal regulation extends to such matters as the following:

•	rates, services, and terms and conditions of service;

•	types of services MIGC may offer to its customers;

•	certification and construction of new facilities;

•	acquisition, extension, disposition or abandonment of facilities;

•	maintenance of accounts and records;

•	internet posting requirements for available capacity, discounts and other matters;

•	pipeline segmentation to allow multiple simultaneous shipments under the same contract;

•	capacity release to create a secondary market for MIGC’s transportation services;

•	relationships between affiliated companies involved in certain aspects of the natural gas business;

•	initiation and discontinuation of services;

•	market manipulation in connection with interstate sales, purchases or transportation of natural gas and NGLs; and

•	participation by interstate pipelines in cash management arrangements.

Natural gas companies are prohibited from charging rates that have been determined not to be just and reasonable by FERC. In addition, FERC prohibits natural gas companies from unduly preferring or unreasonably discriminating against any person with respect to pipeline rates or terms and conditions of service.

The rates and terms and conditions for our interstate pipeline services are set forth in FERC-approved tariffs. Pursuant to FERC’s jurisdiction over rates, existing rates may be challenged by complaint or by action of FERC under Section 5 of the NGA, and proposed rate increases may be challenged by protest. The outcome of any successful complaint or protest against our rates could have an adverse impact on revenues associated with providing transportation service.

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

In May 2005, FERC issued a policy statement permitting the inclusion of an income tax allowance in the cost of service-based rates of a pipeline organized as a tax pass-through partnership entity, if the pipeline proves that the ultimate owner of its equity interests has an actual or potential income tax liability on public utility income. The policy statement also provides that whether a pipeline’s owners have such actual or potential income tax liability will be reviewed by FERC on a case-by-case basis. In August 2005, FERC dismissed requests for rehearing of its policy statement. The new tax allowance policy and a related order were appealed to the D.C. Circuit. The D.C. Circuit issued an order on May 29, 2007 in which it denied these appeals and upheld FERC’s tax allowance policy and the application of that policy on all points subject to appeal. The D.C. Circuit denied rehearing of the May 29, 2007 decision on August 20, 2007, and the D.C. Circuit’s decision is final. Whether a pipeline’s owners have actual or potential income tax liability will be reviewed by FERC on a case-by-case basis. How the policy statement affirmed by the D.C. Circuit is applied in practice to pipelines owned by publicly traded partnerships could impose limits on a pipeline’s ability to include a full income tax allowance in its cost of service.

On April 17, 2008, FERC issued a proposed policy statement regarding the composition of proxy groups for determining the appropriate return on equity for natural gas and oil pipelines using FERC’s Discounted Cash Flow (“DCF”) model. In the policy statement, which modified a proposed policy statement issued in July 2007, FERC concluded (1) master limited partnerships (“MLPs”) should be included in the proxy group used to determine return on equity for both oil and natural gas pipelines; (2) there should be no cap on the level of distributions included in FERC’s current DCF methodology; (3) Institutional Brokers’ Estimate System forecasts should remain the basis for the short-term growth forecast used in the DCF calculation; (4) the long-term growth component of the DCF model should be limited to fifty percent of long-term gross domestic product; and (5) there should be no modification to the current two-thirds and one-third weighting of the short-term and long-term growth components, respectively. FERC also concluded that the policy statement should govern all gas and oil rate proceedings involving the establishment of return on equity that are pending before FERC. FERC’s policy determinations applicable to master limited partnerships are subject to further modification, and it is possible that these policy determinations may have a negative impact on MIGC’s rates in the future.

On August 8, 2005, Congress enacted the Energy Policy Act of 2005 (the “EPAct 2005”). Among other matters, the EPAct 2005 amends the NGA to add an anti-manipulation provision which makes it unlawful for any entity to engage in prohibited behavior in contravention of rules and regulations prescribed by FERC and, furthermore, provides FERC with additional civil penalty authority. On January 19, 2006, FERC issued Order No. 670, a rule implementing the anti-manipulation provision of the EPAct 2005, and subsequently denied rehearing. The rules make it unlawful for any entity, directly or indirectly in connection with the purchase or sale of natural gas subject to the jurisdiction of FERC, or the purchase or sale of transportation services subject to the jurisdiction of FERC, to (1) use or employ any device, scheme or artifice to defraud; (2) make any untrue statement of material fact or omit to make any such statement necessary to make the statements made not misleading; or (3) engage in any act or practice that operates as a fraud or deceit upon any person. The new anti-manipulation rules apply to interstate gas pipelines and storage companies and intrastate gas pipelines and storage companies that provide interstate services, as well as otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” gas sales, purchases or transportation subject to FERC jurisdiction. The new anti-manipulation rules do not apply to activities that relate only to intrastate or other non-jurisdictional sales or gathering, but only to the extent such transactions do not have a “nexus” to jurisdictional transactions. The EPAct 2005 also amends the NGA and the Natural Gas Policy Act of 1978 (“NGPA”) to give FERC authority to impose civil penalties for violations of these statutes, up to $1.0 million per day per violation for violations occurring after August 8, 2005. In connection with this enhanced civil penalty authority, FERC issued a policy statement on enforcement to provide guidance regarding the enforcement of the statutes, orders, rules and regulations it administers, including factors to be considered in determining the appropriate enforcement action to be taken. Should we fail to comply with all applicable FERC-administered statutes, rules, regulations and orders, we could be subject to substantial penalties and fines.

In 2007, FERC took steps to enhance its market oversight and monitoring of the natural gas industry by issuing several rulemaking orders designed to promote gas price transparency and to prevent market manipulation. On December 26, 2007, FERC issued a final rule on the annual natural gas transaction reporting requirements, as amended by subsequent orders on rehearing, or Order No. 704. Order No. 704 requires buyers and sellers of natural gas above a de minimis level, including entities not otherwise subject to FERC jurisdiction, to submit on May 1 of each year an annual report to FERC describing their aggregate volumes of natural gas purchased or sold at wholesale in the prior calendar year to the extent such transactions utilize, contribute to or may contribute to the formation of price indices. Order No. 704 also requires market participants to indicate whether they report prices to any index publishers and, if so, whether their reporting complies with FERC’s policy statement on price reporting. It is the responsibility of the reporting entity to determine which individual transactions should be reported based on the guidance of Order No. 704 as clarified in orders on clarification and rehearing. In addition, on November 15, 2012, FERC issued a Notice of Inquiry seeking comments on whether natural gas market transparency will be improved by requiring all market participants engaged in sales of wholesale physical natural gas in interstate commerce to report quarterly to the Commission every natural gas transaction within the Commission’s NGA jurisdiction that entails physical delivery for the next day or for the next month.

Order No. 720, issued on November 20, 2008, increases the Internet posting obligations of interstate pipelines, and also requires “major non-interstate” pipelines (defined as pipelines with annual deliveries of more than 50 million MMBtu) to post on the Internet the daily volumes scheduled for each receipt and delivery point on their systems with a design capacity of 15,000 MMBtu per day or greater. In October 2011, Order No. 720, as clarified by orders on clarification and rehearing, was vacated by the Court of Appeals for the Fifth Circuit with respect to its application to non-interstate pipelines. In December 2011, the Fifth Circuit confirmed that Order No. 720, as clarified, remained applicable to interstate pipelines with respect to the additional posting requirements.

On May 20, 2010, FERC issued Order No. 735, which requires intrastate pipelines providing transportation services under Section 311 of the NGPA and Hinshaw pipelines operating under Section 1(c) of the NGA to report on a quarterly basis more detailed transportation and storage transaction information, including: rates charged by the pipeline under each contract; receipt and delivery points and zones or segments covered by each contract; the quantity of natural gas the shipper is entitled to transport, store, or deliver; the duration of the contract; and whether there is an affiliate relationship between the pipeline and the shipper. Order No. 735 further requires that such information must be supplied through a new electronic reporting system and will be posted on FERC’s website, and that such quarterly reports may not contain information redacted as privileged. Order No. 735 also extends FERC’s periodic review of the rates charged by the subject pipelines from three years to five years. FERC promulgated this rule after determining that such transactional information would help shippers make more informed purchasing decisions and would improve the ability of both shippers and FERC to monitor actual transactions for evidence of market power or undue discrimination. Order No. 735 became effective on April 1, 2011. On December 16, 2010, FERC issued Order No. 735-A, which generally reaffirmed Order No. 735, with certain modifications. FERC has issued a Notice of Proposed Rulemaking to consider issues related to existing semiannual storage reporting requirements for both interstate pipelines and section 311 and Hinshaw pipelines.

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

Gathering Pipeline Regulation

Section 1(b) of the NGA exempts natural gas gathering facilities from the jurisdiction of FERC. We believe that our natural gas pipelines meet the traditional tests that FERC has used to determine that a pipeline is a gathering pipeline and is, therefore, not subject to FERC jurisdiction, although FERC has not made any determinations with respect to the jurisdictional status of any of our pipelines other than MIGC. The distinction between FERC-regulated transmission services and federally unregulated gathering services, however, has been the subject of substantial litigation, so the classification and regulation of our gathering facilities are subject to change based on future determinations by FERC, the courts or Congress. State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements and complaint-based rate regulation. FERC makes jurisdictional determinations on a case-by-case basis. In recent years, FERC has regulated the gathering activities of interstate pipeline transmission companies more lightly, which has resulted in a number of such companies transferring gathering facilities to unregulated affiliates. As a result of these activities, natural gas gathering may begin to receive greater regulatory scrutiny at both the state and federal levels. Our natural gas gathering operations could be adversely affected should they be subject to more stringent application of state or federal regulation of rates and services. Our natural gas gathering operations also may be or become subject to additional safety and operational regulations relating to the design, installation, testing, construction, operation, replacement and management of gathering facilities. Additional rules and legislation pertaining to these matters are considered or adopted from time to time. We cannot predict what effect, if any, such changes might have on our operations, but the industry could be required to incur additional capital expenditures and increased costs depending on future legislative and regulatory changes.

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

During the 2007 legislative session, the Texas State Legislature passed House Bill 3273 (the “Competition Bill”) and House Bill 1920 (the “LUG Bill”). The Competition Bill and LUG Bill contain provisions applicable to gathering facilities. The Competition Bill allows the Railroad Commission of Texas (“TRRC”) to use either a cost-of-service method or a market-based method for setting rates for natural gas gathering in formal rate proceedings. It also gives the TRRC specific authority to enforce its statutory duty to prevent discrimination in natural gas gathering, to enforce the requirement that parties participate in an informal complaint process and to punish purchasers, transporters and gatherers for taking discriminatory actions against shippers and sellers. The LUG Bill modifies the informal complaint process at the TRRC with procedures unique to lost and unaccounted for gas issues. It extends the types of information that can be requested and gives the TRRC the authority to make determinations and issue orders in specific situations. Both the Competition Bill and the LUG Bill became effective September 1, 2007. We cannot predict what effect, if any, either the Competition Bill or the LUG Bill might have on our gathering operations.

Pipeline Safety Legislation

On January 3, 2012, the President signed into law the 2011 Pipeline Safety Act. This legislation provides a four-year reauthorization of the federal pipeline safety programs administered by the PHMSA pursuant to the NGPSA and HLPSA. The 2011 Pipeline Safety Act increases the maximum amount of civil penalties the United States can seek from pipeline owners or operators who violate pipeline safety rules and regulations. It authorizes the PHMSA (i) to extend existing integrity management requirements to additional pipelines beyond high-consequence areas, subject to Congressional review, and (ii) to require installation of automatic and remote-controlled shut-off valves on newly constructed transmission pipelines and for ones that are entirely replaced. The act also imposes new notification and reporting requirements. Many specific requirements will be developed as part of future regulations. While we cannot predict how DOT will implement the act and other regulatory initiatives relating to pipeline safety, these provisions could have a material effect on our operations and could subject us to more comprehensive and stringent safety requirements and greater penalties for violations of safety rules.

Health Care Reform

In March 2010, the Patient Protection and Affordable Care Act (the “PPACA”) and the Health Care and Education Reconciliation Act of 2010 (the “HCERA”), which makes various amendments to certain aspects of the PPACA, were signed into law. Among numerous other items, these acts reduce the tax benefits available to an employer that receives the Medicare Part D tax benefit, impose excise taxes on high-cost health plans, and provide for the phase-out of the Medicare Part D coverage gap. These changes are not expected to have a material impact on our financial condition, results of operations or cash flows.

Financial Reform Legislation

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), signed into law in 2010, requires most derivative transactions to be centrally cleared and/or executed on an exchange, and additional capital and margin requirements will be prescribed for most non-cleared trades. Non-financial entities which enter into certain derivatives contracts are exempted from the central clearing requirement. However, (i) all derivatives transactions must be reported to a central repository, (ii) the entity must obtain approval of derivative transactions from the appropriate committee of its board and (iii) the entity must notify the Commodities Futures Trading Commission (the “CFTC”) of its ability to meet its financial obligations before such exemption will be allowed. The CFTC has issued proposed regulations that set out the circumstances under which certain end users could elect to be exempt from the clearing requirements of the Dodd-Frank Act. However, we cannot predict at this time whether and to what extent any such exemption, once finalized in regulations, would be applicable to our activities. While we cannot currently predict the impact of this legislation, we will continue to monitor the potential impact of this new law as the resulting regulations emerge over the next several months and years.

ENVIRONMENTAL MATTERS

General

Our operations are subject to stringent federal, regional, state and local laws and regulations relating to the protection of the environment. These laws and regulations can restrict or impact our business activities in many ways, such as:

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

In addition, our operations and construction activities are subject to state, county and local ordinances that restrict the time, place or manner in which those activities may be conducted so as to reduce or mitigate nuisance-type conditions, such as excessive levels of dust or noise or increased traffic congestion, requiring us to take curative actions to reduce or mitigate such conditions. However, the performance of such actions has not had a material adverse effect on our results of operations.

We have implemented programs and policies designed to keep our pipelines, plants and other facilities in compliance with existing environmental laws and regulations and we do not believe that our compliance with such legal requirements will have a material adverse effect on our business, financial condition, results of operations or cash flows. Nonetheless, the trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and thus, there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation and actual future expenditures may be significantly in excess of the amounts we currently anticipate. We try to anticipate future regulatory requirements that might be imposed and plan accordingly to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance. While we believe that we are in substantial compliance with existing environmental laws and regulations, there is no assurance that the current conditions will continue in the future.

Below is a discussion of several of the material environmental laws and regulations that relate to our business.

Hazardous Substances and Wastes

The federal Comprehensive Environmental Response, Compensation, and Liability Act, as amended (“CERCLA” or the “Superfund law”), and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include current and prior owners or operators of the site where a release of hazardous substances occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Under CERCLA, these “responsible persons” may be subject to strict and joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. We generate materials in the course of our ordinary operations that are regulated as “hazardous substances” under CERCLA or similar state laws and, as a result, may be jointly and severally liable under CERCLA, or similar state laws, for all or part of the costs required to clean up sites at which these hazardous substances have been released into the environment.

We also generate non-hazardous and hazardous wastes that are subject to the requirements of the federal Resource Conservation and Recovery Act, as amended (the “RCRA”), and comparable state statutes. While the RCRA regulates both non-hazardous and hazardous wastes, it imposes strict requirements on the generation, storage, treatment, transportation and disposal of hazardous wastes. In the ordinary course of our operations, we generate wastes constituting non-hazardous waste and, in some instances, hazardous wastes. While certain petroleum production wastes are excluded from the RCRA’s hazardous waste regulations, it is possible that these wastes will in the future be designated as “hazardous wastes” and be subject to more rigorous and costly disposal requirements, which could have a material adverse effect on our maintenance capital expenditures and operating expenses.

We own or lease properties where petroleum hydrocarbons are being or have been handled for many years. We have generally utilized operating and disposal practices that were standard in the industry at the time, although petroleum hydrocarbons or wastes may have been disposed of or released on or under the properties owned or leased by us, or on or under the other locations where these petroleum hydrocarbons and wastes have been transported for treatment or disposal. In addition, certain of these properties have been operated by third parties whose treatment and disposal or release of petroleum hydrocarbons and wastes was not under our control. These properties and the wastes disposed thereon may be subject to CERCLA, the RCRA and analogous state laws. Under these laws, we could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater) or to perform remedial operations to prevent future contamination.

Air Emissions

The federal Clean Air Act, as amended, and comparable state laws and regulations restrict the emission of air pollutants from various industrial sources, including our compressor stations, and also impose various monitoring and reporting requirements. Such laws and regulations may require that we obtain pre-approval for the construction or modification of certain projects or facilities, obtain and strictly comply with air permits containing various emissions and operational limitations and utilize specific emission control technologies to limit emissions. Our failure to comply with these requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations and, potentially, criminal enforcement actions. We may be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining permits and approvals for air emissions. For example, on August 16, 2012, the EPA published final rules that establish new air emission control requirements for natural gas and natural gas liquid production, processing, storage and transportation activities, including New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds, and a separate set of emission standards to address hazardous air pollutants frequently associated with production and processing activities. We are currently reviewing these new rules and assessing their potential impacts on our operations. Compliance with these requirements may require modifications to certain of our operations, including the installation of new equipment to control emissions from our compressors that could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact our business.

Climate Change

In 2009, the EPA adopted rules establishing a reporting program for emissions of carbon, dioxide, methane and other greenhouse gases, or “GHGs,” from specified large GHG emissions sources in the United States and subsequently expanded the scope of these rules to include the reporting of GHG emissions from onshore oil and natural gas processing, transmission, storage and distribution facilities. Operators of covered sources in the United States must annually monitor and report these GHG emissions to the EPA and certain state agencies. Certain of our facilities are subject to the federal GHG reporting requirements because of combustion GHG emissions and potential fugitive emissions that exceed reporting thresholds. While our compliance with this reporting program has increased our operating costs, we presently do not believe that these increased costs have a material adverse effect on our results of operation.

In addition, following its determination in December 2009 that emissions of GHGs present a danger to public health and the environment, the EPA promulgated regulations in 2010 establishing Title V and Prevention of Significant Deterioration (“PSD”) permitting requirements for large sources of GHGs. The sources subject to these permitting requirements may be required to install best available control technology (“BACT”) to limit emissions of GHGs should they otherwise emit large volumes of GHGs. Best available control technology is determined on a case-by-case basis by the relevant permitting agency to date, whether that be the EPA or a state agency. However, BACT has generally required efficient combustion requirements rather than post-combustion GHG capture requirements, in which event we do not anticipate that such requirements would have a material adverse effect on the cost of our operations.

Moreover, while Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years. In the absence of federal climate legislation in the U.S., a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions. Two of the more significant non-federal GHG programs are the Regional Greenhouse Gas Initiative (the “RGGI”) and California’s cap-and-trade program. The RGGI, which includes a number of states in the Northeastern U.S., implemented a cap-and-trade program in 2009. At present, this program only applies to utility power plants. California’s cap-and-trade program will enter into force in January 2013 and will impose compliance obligations upon certain industrial GHG emitters. Most of these cap-and-trade programs work by requiring major sources of emissions to acquire and surrender emission allowances, with the number of allowances available for purchase being reduced each year in an effort to achieve the overall GHG emission reduction goal. Finally, if Congress undertakes comprehensive tax reform in the coming year, it is possible that such reform will include a carbon tax. A carbon tax could impose additional direct costs on our operations and reduce demand for services. The ultimate impact of any carbon tax on our operations would further depend upon whether a carbon tax supplanted the other federal GHG regulations to which we are currently subject or is administered as an additional program.

Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations could result in increased compliance costs or additional operating restrictions, and could have a material adverse effect on our business, financial condition, demand for our services, results of operations, and cash flows. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climate events that could have an adverse effect on our assets and operations.

Water Discharges

The federal Water Pollution Control Act, as amended (the “Clean Water Act”), and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants or dredged and fill material into state waters as well as waters of the U.S. and adjacent wetlands. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of permits issued by the EPA, the Army Corps of Engineers or an analogous state agency. Spill prevention, control and countermeasure requirements of federal laws require appropriate containment berms and similar structures to help prevent the contamination of regulated waters in the event of a hydrocarbon spill, rupture or leak. In addition, the Clean Water Act and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws. We believe that compliance with existing permits and foreseeable new permit requirements will not have a material adverse effect on our financial condition, results of operations or cash flows.

Hydraulic Fracturing

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations such as shales. The process involves the injection of water, sand, and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production. Hydraulic fracturing typically is regulated by state oil and natural gas commissions but the EPA has asserted federal regulatory authority pursuant to the Safe Drinking Water Act (the “SDWA”) over certain hydraulic fracturing activities involving the use of diesel and, in May 2012, released draft permitting guidance for hydraulic fracturing that uses diesel in fracturing fluids in those states where the EPA is the permitting authority. Also, in November 2011, the EPA announced its intent to develop and issue regulations under the federal Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing. In addition, legislation has been introduced from time to time before Congress to provide for federal regulation of hydraulic fracturing under the SDWA and to require disclosure of the chemicals used in the hydraulic fracturing process.

Moreover, some states, including Colorado, Texas and Wyoming, where we operate, have adopted, and other states are considering adopting, regulations that could impose more stringent permitting, public disclosure, and well construction requirements on hydraulic fracturing operations or otherwise seek to ban fracturing activities altogether. In the event that new or more stringent federal, state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where our oil and natural gas exploration and production customers operate, those customers could incur potentially significant added costs to comply with such requirements and experience delays or curtailment in the pursuit of production activities, which could reduce demand for our gathering and processing services.

In addition, certain governmental reviews are either under way or being proposed that focus on environmental aspects of hydraulic fracturing practices. The EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, with a first progress report outlining work currently underway by the agency released on December 21, 2012, and a final draft report for public comment and peer review by 2014. Moreover, the EPA is developing effluent standards for the treatment and disposal of wastewater resulting from hydraulic fracturing activities and plans to propose these standards by 2014. These studies, depending on the degree to which they are pursued and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory mechanisms. Also, in May 2012, the U.S. Department of the Interior, through its Bureau of Land Management, released a draft rule regarding hydraulic fracturing on federal and Indian lands that would require public disclosure of chemicals used in the fracturing process and establish minimum criteria for wellbore integrity and disposal of flowback water generated during the fracturing process. Additional regulation of hydraulic fracturing could delay or curtail production of natural gas by exploration and production operators, some of which are our customers, and thus reduce demand for our midstream services.

Endangered Species

The Endangered Species Act, as amended (the “ESA”), restricts activities that may affect endangered or threatened species or their habitats. While some of our pipelines may be located in areas that are designated as habitats for endangered or threatened species, we believe that we are in substantial compliance with the ESA. If endangered species are located in areas of the underlying properties where we wish to conduct development activities, such work could be prohibited or delayed or expensive mitigation may be required. Moreover, as a result of a settlement approved by the U.S. District Court for the District of Columbia on September 9, 2011, the U.S. Fish and Wildlife Service is required to review and consider listing more than 250 species as endangered under the ESA by no later than the completion of the agency’s 2017 fiscal year. The designation of previously unprotected species as threatened or endangered in areas where we or our oil and natural gas exploration and production customers operate could cause us or our customers to incur increased costs arising from species protection measures and could result in delays or limitations in our customers’ performance of operations, which could reduce demand for our midstream services.

TITLE TO PROPERTIES AND RIGHTS-OF-WAY

Our real property is classified into two categories: (1) parcels that we own in fee and (2) parcels in which our interest derives from leases, easements, rights-of-way, permits or licenses from landowners or governmental authorities, permitting the use of such land for our operations. Portions of the land on which our plants and other major facilities are located are owned by us in fee title, and we believe that we have satisfactory title to these lands. The remainder of the land on which our plant sites and major facilities are located are held by us pursuant to surface leases between us, as lessee, and the fee owner of the lands, as lessors. We or affiliates of ours have leased or owned these lands for many years without any material challenge known to us relating to the title to the land upon which the assets are located, and we believe that we have satisfactory leasehold estates or fee ownership of such lands. We have no knowledge of any challenge to the underlying fee title of any material lease, easement, right-of-way, permit or license held by us or to our title to any material lease, easement, right-of-way, permit or lease, and we believe that we have satisfactory title to all of our material leases, easements, rights-of-way, permits and licenses.

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

EMPLOYEES

We do not have any employees. The officers of our general partner manage our operations and activities under the direction and supervision of our general partner’s board of directors. As of December 31, 2012, Anadarko employed approximately 384 people who provided direct, full-time support to our operations. All of the employees required to conduct and support our operations are employed by Anadarko and all of our direct, full-time personnel are subject to a services and secondment agreement between our general partner and Anadarko. None of these employees are covered by collective bargaining agreements, and Anadarko considers its employee relations to be good.

Item 1A. Risk Factors

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made in this report, and may from time to time otherwise make in other public filings, press releases and statements by our management, forward-looking statements concerning our operations, economic performance and financial condition. These forward-looking statements include statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions or variations on such expressions. These statements discuss future expectations, contain projections of results of operations or financial condition or include other “forward-looking” information.

Although we and our general partner believe that the expectations reflected in such forward-looking statements are reasonable, neither we nor our general partner can give any assurance that such expectations will prove to have been correct. These forward-looking statements involve risks and uncertainties. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the following:

•	our ability to pay distributions to our unitholders;

•	our assumptions about the energy market;

•	future throughput, including Anadarko’s production, which is gathered or processed by or transported through our assets;

•	operating results;

•	competitive conditions;

•	technology;

•

the availability of capital resources to fund acquisitions, capital expenditures and other contractual obligations, and our ability to access those resources from Anadarko or through the debt or equity capital markets;

•	the supply of and demand for, and the price of oil, natural gas, NGLs and other products or services;

•	the weather;

•	inflation;

•	the availability of goods and services;

•	general economic conditions, either internationally or nationally or in the jurisdictions in which we are doing business;

•	changes in environmental and safety regulation; environmental risks; regulations by FERC and liability under federal and state laws and regulations;

•	legislative or regulatory changes affecting our status as a partnership for federal income tax purposes;

•	changes in the financial or operational condition of Anadarko;

•	changes in Anadarko’s capital program, strategy or desired areas of focus;

•	our commitments to capital projects;

•	the ability to utilize our RCF;

•	the creditworthiness of Anadarko or our other counterparties, including financial institutions, operating partners and other parties;

•	our ability to repay debt;

•	our ability to mitigate commodity risks inherent in our percent-of-proceeds and keep-whole contracts;

•	conflicts of interest between us, our general partner, WGP and its general partner, and affiliates, including Anadarko;

•	our ability to maintain and/or obtain rights to operate our assets on land owned by third parties;

•	our ability to acquire assets on acceptable terms;

•	non-payment or non-performance of Anadarko or other significant customers, including under our gathering, processing and transportation agreements and our $260.0 million note receivable from Anadarko;

•	the timing, amount and terms of future issuances of common equity and debt securities; and

•

other factors discussed below and elsewhere in this Item 1A and under the caption Critical Accounting Policies and Estimates included under Item 7 of this Form 10-K, and in our other public filings and press releases.

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

RISKS INHERENT IN OUR BUSINESS

We are dependent on Anadarko for a substantial majority of the natural gas that we gather, treat, process and transport. A material reduction in Anadarko’s production that is gathered, processed or transported by our assets would result in a material decline in our revenues and cash available for distribution.

We rely on Anadarko for a substantial majority of the natural gas that we gather, treat, process and transport. For the year ended December 31, 2012, approximately 76% of our gathering, transportation and treating throughput (excluding equity investment throughput and volumes measured in barrels) was comprised of natural gas production owned or controlled by Anadarko. For the year ended December 31, 2012, approximately 59% of our total processing throughput (excluding equity investment throughput and volumes measured in barrels) was attributable to natural gas production owned or controlled by Anadarko. Anadarko may suffer a decrease in production volumes in the areas serviced by us and is under no contractual obligation to maintain its production volumes dedicated to us pursuant to the terms of our applicable gathering agreements. The loss of a significant portion of production volumes supplied by Anadarko would result in a material decline in our revenues and our cash available for distribution. In addition, Anadarko may reduce its drilling activity in our areas of operation or determine that drilling activity in other areas of operation is strategically more attractive. A shift in Anadarko’s focus away from our areas of operation could result in reduced throughput on our systems and a material decline in our revenues and cash available for distribution.

Because we are substantially dependent on Anadarko as our primary customer and the ultimate owner of our general partner, any development that materially and adversely affects Anadarko’s operations, financial condition or market reputation could have a material and adverse impact on us. Material adverse changes at Anadarko could restrict our access to capital, make it more expensive to access the capital markets or increase the costs of our borrowings.

We are substantially dependent on Anadarko as our primary customer and the ultimate parent of our general partner and we expect to derive a substantial majority of our revenues from Anadarko for the foreseeable future. As a result, any event, whether in our area of operations or otherwise, that adversely affects Anadarko’s production, financial condition, leverage, market reputation, liquidity, results of operations or cash flows may adversely affect our revenues and cash available for distribution. Accordingly, we are indirectly subject to the business risks of Anadarko, some of which are the following:

•

the volatility of natural gas and oil prices, which could have a negative effect on the value of Anadarko’s oil and natural gas properties, its drilling programs or its ability to finance its operations;

•	the availability of capital on an economic basis to fund Anadarko’s exploration and development activities;

•

a reduction in or reallocation of Anadarko’s capital budget, which could reduce the gathering, transportation and treating volumes available to us as a midstream operator, limit our midstream opportunities for organic growth or limit the inventory of midstream assets we may acquire from Anadarko;

•	Anadarko’s ability to replace reserves;

•	Anadarko’s operations in foreign countries, which are subject to political, economic and other uncertainties;

•	Anadarko’s drilling and operating risks, including potential environmental liabilities;

•	transportation capacity constraints and interruptions;

•	adverse effects of governmental and environmental regulation; and

•	losses from pending or future litigation.

Further, we are subject to the risk of non-payment or non-performance by Anadarko, including with respect to our gathering and transportation agreements, our $260.0 million note receivable from Anadarko and our commodity price swap agreements. We cannot predict the extent to which Anadarko’s business would be impacted if conditions in the energy industry were to deteriorate, nor can we estimate the impact such conditions would have on Anadarko’s ability to perform under our gathering and transportation agreements, note receivable or commodity price swap agreements. Further, unless and until we receive full repayment of the $260.0 million note receivable from Anadarko, we will be subject to the risk of non-payment or late payment of the interest payments and principal of the note. Accordingly, any material non-payment or non-performance by Anadarko could reduce our ability to make distributions to our unitholders.

Also, due to our relationship with Anadarko, our ability to access the capital markets, or the pricing or other terms of any capital markets transactions, we may be adversely affected by any impairments to Anadarko’s financial condition or adverse changes in its credit ratings.

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

Please see Item 1A in Anadarko’s Form 10-K for the year ended December 31, 2012, for a full discussion of the risks associated with Anadarko’s business.

Because of the natural decline in production from existing wells, our success depends on our ability to obtain new sources of natural gas, which is dependent on certain factors beyond our control. Any decrease in the volumes of natural gas that we gather, process, treat and transport could adversely affect our business and operating results.

The volumes that support our business are dependent on, among other things, the level of production from natural gas wells connected to our gathering systems and processing and treatment facilities. This production will naturally decline over time. As a result, our cash flows associated with these wells will also decline over time. In order to maintain or increase throughput levels on our systems, we must obtain new sources of natural gas. The primary factors affecting our ability to obtain sources of natural gas include (i) the level of successful drilling activity near our systems, (ii) our ability to compete for volumes from successful new wells, to the extent such wells are not dedicated to our systems, and (iii) our ability to capture volumes currently gathered or processed by Anadarko or third parties.

While Anadarko has dedicated production from certain of its properties to us, we have no control over the level of drilling activity in our areas of operation, the amount of reserves associated with wells connected to our systems or the rate at which production from a well declines. In addition, we have no control over Anadarko or other producers or their drilling or production decisions, which are affected by, among other things, the availability and cost of capital, prevailing and projected commodity prices, demand for hydrocarbons, levels of reserves, geological considerations, governmental regulations, the availability of drilling rigs and other production and development costs. Fluctuations in commodity prices can also greatly affect investments by Anadarko and third parties in the development of new natural gas reserves. Declines in natural gas prices have had a negative impact on natural gas exploration, development and production activity and, if sustained, could lead to a material decrease in such activity. Sustained reductions in exploration or production activity in our areas of operation would lead to reduced utilization of our gathering, processing and treating assets.

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

In order to pay the announced fourth quarter 2012 distribution of $0.52 per unit per quarter, or $2.08 per unit per year, we will require available cash of approximately $65.7 million per quarter, or $262.6 million per year, based on the number of general partner units and common units outstanding at February 1, 2013. We may not have sufficient available cash from operating surplus each quarter to enable us to pay the announced distribution. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

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

In addition, the actual amount of cash we will have available for distribution will depend on other factors, some of which are beyond our control, including the following:

•	the level of capital expenditures we make;

•	the level of our operating and maintenance and general and administrative costs;

•	our debt service requirements and other liabilities;

•	fluctuations in our working capital needs;

•	our ability to borrow funds and access capital markets;

•	our treatment as a flow-through entity for U.S. federal income tax purposes;

•	restrictions contained in debt agreements to which we are a party; and

•	the amount of cash reserves established by our general partner.

Lower natural gas, NGL or oil prices could adversely affect our business.

Lower natural gas, NGL or oil prices could impact natural gas and oil exploration and production activity levels and result in a decline in the production of natural gas and condensate, resulting in reduced throughput on our systems. Any such decline could also potentially affect our vendors’, suppliers’ and customers’ ability to continue operations. In addition, such a decline would reduce the amount of NGLs and condensate we retain and sell. As a result, lower natural gas prices could have an adverse effect on our business, results of operations, financial condition and our ability to make cash distributions to our unitholders.

In general terms, the prices of natural gas, oil, condensate, NGLs and other hydrocarbon products fluctuate in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control. For example, in recent years, market prices for natural gas have declined substantially from the highs achieved in 2008, and the increased supply resulting from the rapid development of shale plays throughout North America has contributed significantly to this trend. Factors impacting commodity prices include the following:

•	domestic and worldwide economic conditions;

•	weather conditions and seasonal trends;

•	the ability to develop recently discovered fields or deploy new technologies to existing fields;

•	the levels of domestic production and consumer demand, as affected by, among other things, concerns over inflation, geopolitical issues and the availability and cost of credit;

•	the availability of imported or a market for exported liquefied natural gas (“LNG”);

•	the availability of transportation systems with adequate capacity;

•	the volatility and uncertainty of regional pricing differentials such as in the Mid-Continent or Rocky Mountains;

•	the price and availability of alternative fuels;

•	the effect of energy conservation measures;

•	the nature and extent of governmental regulation and taxation; and

•	the anticipated future prices of natural gas, NGLs and other commodities.

Our strategies to reduce our exposure to changes in commodity prices may fail to protect us and could negatively impact our financial condition, thereby reducing our cash flows and our ability to make distributions to unitholders.

For the year ended December 31, 2012, approximately 34% of our gross margin was generated under percent-of-proceeds and keep-whole arrangements pursuant to which the associated revenues and expenses are directly correlated with the prices of natural gas, condensate and NGLs. This percentage may significantly increase as a result of future acquisitions, if any.

We pursue various strategies to seek to reduce our exposure to adverse changes in the prices for natural gas, condensate and NGLs. These strategies will vary in scope based upon the level and volatility of natural gas, condensate and NGL prices and other changing market conditions. We currently have in place commodity price swap agreements with Anadarko expiring at various times through December 2016 to manage the commodity price risk otherwise inherent in our percent-of-proceeds and keep-whole contracts. To the extent that we engage in price risk management activities such as the commodity price swap agreements, we may be prevented from realizing the full benefits of price increases above the levels set by those activities. In addition, our commodity price management may expose us to the risk of financial loss in certain circumstances, including if the counterparties to our hedging or other price risk management contracts fail to perform under those arrangements.

On December 31, 2013, and on various dates thereafter, a portion of the commodity price swap agreements that we have entered into with Anadarko will expire. We may be unable to renew such agreements with Anadarko on similar terms or at all. If such agreements are renewed with Anadarko, they may be renewed at lower prices than those established in the agreements currently in place. In the event that we are unable to renew agreements with Anadarko, we may seek to enter into third-party commodity price swap agreements or similar hedging arrangements. Any such market based hedging arrangement may be less favorable from a commodity pricing perspective and would likely expose us to volumetric risk to which we are currently not exposed, because our current commodity price swap agreements with Anadarko are based on our actual volumes.

If we are unable to effectively manage the risk associated with our contracts that have commodity price exposure, it could have a material adverse effect on our business, results of operations, financial condition and our ability to make cash distributions to our unitholders.

We may not be able to obtain funding on acceptable terms or at all. This may hinder or prevent us from meeting our future capital needs.

Global financial markets and economic conditions have been, and continue to be, volatile. While our sector has rebounded from lows seen in 2008, the repricing of credit risk and the current relatively weak economic conditions have made, and will likely continue to make, it difficult for some entities to obtain funding. In addition, as a result of concerns about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets generally has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, refused to refinance existing debt at maturity at all or on terms similar to the borrower’s current debt, and reduced, or in some cases, ceased to provide funding to borrowers. Further, we may be unable to obtain adequate funding under our RCF if our lending counterparties become unwilling or unable to meet their funding obligations. Due to these factors, we cannot be certain that funding will be available if needed and to the extent required on acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to execute our business plans, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our financial condition, results of operations, cash flows and ability to make cash distributions to our unitholders.

Restrictions in the indentures governing our 5.375% Senior Notes due 2021 (the “2021 Notes”) and 4.000% Senior Notes due 2022 (the “2022 Notes” and, together with the 2021 Notes, “the Notes”) or the RCF may limit our ability to capitalize on acquisition and other business opportunities.

The operating and financial restrictions and covenants in the indentures governing the Notes and in the RCF and any future financing agreements could restrict our ability to finance future operations or capital needs or to expand or pursue business activities associated with our subsidiaries and equity investments. The RCF contains, and with respect to the second, fourth and fifth bullets below, the indentures governing the Notes contain, covenants that restrict or limit our ability to do the following:

•	incur additional indebtedness or guarantee other indebtedness;

•	grant liens to secure obligations other than our obligations under the Notes or RCF or agree to restrictions on our ability to grant additional liens to secure our obligations under the Notes or RCF;

•	engage in transactions with affiliates;

•	make any material change to the nature of our business from the midstream energy business; or

•	enter into a merger, consolidate, liquidate, wind up or dissolve.

The RCF also contains various customary covenants, customary events of default and a maximum consolidated leverage ratio as of the end of each quarter (which is defined as the ratio of consolidated indebtedness as of the last day of a fiscal quarter to Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“Consolidated EBITDA”) for the most recent four consecutive fiscal quarters ending on such day) of 5.0 to 1.0, or a consolidated leverage ratio of 5.5 to 1.0 with respect to quarters ending in the 270-day period immediately following certain acquisitions. See Item 7 in this Form 10-K for a further discussion of the terms of our RCF and Notes.

Debt we owe or incur in the future may limit our flexibility to obtain financing and to pursue other business opportunities.

Our indebtedness could have important consequences to us, including the following:

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

If Anadarko were to limit transfers of midstream assets to us or if we were to be unable to make acquisitions on economically acceptable terms from Anadarko or third parties, our future growth would be limited. In addition, any acquisitions we do make may reduce, rather than increase, our cash generated from operations on a per-unit basis.

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

Any acquisition involves potential risks, including the following, among other things:

•	mistaken assumptions about volumes or the timing of those volumes, revenues or costs, including synergies;

•	an inability to successfully integrate the acquired assets or businesses;

•	the assumption of unknown liabilities;

•	limitations on rights to indemnity from the seller;

•	mistaken assumptions about the overall costs of equity or debt;

•	the diversion of management’s and employees’ attention from other business concerns;

•	unforeseen difficulties operating in new geographic areas; and

•	customer or key employee losses at the acquired businesses.

If we consummate any future acquisitions, our capitalization and results of operations may change significantly.

The amount of cash we have available for distribution to holders of our common units depends primarily on our cash flows rather than on our profitability. As a result, we may be prevented from making distributions, even during periods in which we record net income.

The amount of cash we have available for distribution depends primarily upon our cash flows and not solely on profitability, which will be affected by non-cash items. As a result, we may make cash distributions for periods in which we record losses for financial accounting purposes and may not make cash distributions for periods in which we record net earnings for financial accounting purposes.

The amount of available cash we need to pay the distribution announced for the quarter ended December 31, 2012, on all of our units and the corresponding distribution on our general partner’s 2.0% interest for four quarters is approximately $262.6 million.

We typically do not obtain independent evaluations of natural gas reserves connected to our systems. Therefore, in the future, volumes of natural gas on our systems could be less than we anticipate.

We typically do not obtain independent evaluations of natural gas reserves connected to our systems. Accordingly, we do not have independent estimates of total reserves connected to our systems or the anticipated life of such reserves. If the total reserves or estimated life of the reserves connected to our systems are less than we anticipate, or the timeline for the development of reserves is greater than we anticipate, and we are unable to secure additional sources of natural gas, there could be a material adverse effect on our business, results of operations, financial condition and our ability to make cash distributions to our unitholders.

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

If natural gas and NGL prices continue to decrease, we may be required to write down the value of our midstream properties if the estimated future cash flows from these properties fall below their net book value. Because we are an affiliate of Anadarko, the assets we acquire from Anadarko are recorded at Anadarko’s carrying value prior to the transaction. Accordingly, we may be at an increased risk for impairments because the initial book values of substantially all of our assets do not have a direct relationship with, and in some cases could be significantly higher than, the amounts we paid to acquire such assets.

Further, at December 31, 2012, we had approximately $87.9 million of goodwill on our balance sheet. Similar to the carrying value of the assets we acquired from Anadarko, our goodwill is an allocated portion of Anadarko’s goodwill, which we recorded as a component of the carrying value of the assets we acquired from Anadarko. As a result, we may be at increased risk for impairments relative to entities who acquire their assets from third parties or construct their own assets, as the carrying value of our goodwill does not reflect, and in some cases is significantly higher than, the difference between the consideration we paid for our acquisitions and the fair value of the net assets on the acquisition date.

Goodwill is not amortized, but instead must be tested at least annually for impairments, and more frequently when circumstances indicate likely impairments, by applying a fair-value-based test. Goodwill is deemed impaired to the extent that its carrying amount exceeds its implied fair value. Various factors could lead to goodwill impairments that could have a substantial negative effect on our profitability, such as if we are unable to maintain the throughput on our asset base or if other adverse events, such as sustained lower oil and natural gas prices, reduce the fair value of the associated reporting unit. Future non-cash asset impairments could negatively affect our results of operations.

If third-party pipelines or other facilities interconnected to our gathering, transportation, treating or processing systems become partially or fully unavailable, or if the volumes we gather or transport do not meet the quality requirements of such pipelines or facilities, our revenues and cash available for distribution could be adversely affected.

Our natural gas gathering, transportation, treating and processing systems are connected to other pipelines or facilities, the majority of which are owned by third parties. The continuing operation of such third-party pipelines or facilities is not within our control. If any of these pipelines or facilities becomes unable to transport, treat or process natural gas or NGLs, or if the volumes we gather or transport do not meet the quality requirements of such pipelines or facilities, our revenues and cash available for distribution could be adversely affected.

Our interstate natural gas transportation assets and operations are subject to regulation by FERC, which could have an adverse effect on our revenues and our ability to make distributions.

MIGC, our interstate natural gas transportation system, is subject to regulation by FERC under the NGA and the EPAct 2005. Under the NGA, FERC has the authority to regulate natural gas companies that provide natural gas pipeline transportation services in interstate commerce. Federal regulation extends to such matters as:

•	rates, services and terms and conditions of service;

•	the certification and construction of new facilities;

•	the acquisition, extension, disposition or abandonment of facilities;

•	the maintenance of accounts and records;

•	relationships between affiliated companies involved in certain aspects of the natural gas business; and

•	market manipulation in connection with interstate sales, purchases or transportation of natural gas.

FERC allows natural gas companies to recover an allowance for income taxes in rates only to the extent the natural gas company or its owners, such as our unitholders, are subject to U.S income tax. This policy affects whom we allow to own our units, and if we are not successful in limiting ownership of our units to persons or entities subject to U.S. income tax, our FERC-regulated rates and revenues could be adversely affected.

In addition, if we fail to comply with all applicable FERC-administered statutes, rules, regulations and orders, we could be subject to substantial penalties and fines. Under the EPAct 2005, FERC has civil penalty authority under the NGA to impose penalties for current violations of up to $1.0 million per day for each violation. FERC also has the power to order disgorgement of profits from transactions deemed to violate the NGA and EPAct 2005.

A change in the jurisdictional characterization of some of our assets by federal, state or local regulatory agencies or a change in policy by those agencies could result in increased regulation of our assets, which could cause our revenues to decline and operating expenses to increase.

We believe that our natural gas pipelines, other than MIGC, meet the traditional tests FERC has used to determine if a pipeline is a gathering pipeline and is, therefore, not subject to FERC jurisdiction. FERC, however, has not made any determinations with respect to the jurisdictional status of any of our pipelines other than MIGC. The distinction between FERC-regulated transmission services and federally unregulated gathering services has been the subject of ongoing litigation and, over time, FERC policy concerning which activities it regulates and which activities are excluded from its regulation has changed. FERC makes jurisdictional determinations for both natural gas gathering and liquids lines on a case-by-case basis. The classification and regulation of our pipeline are subject to change based on future determinations by FERC, the courts or Congress. State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements and complaint-based rate regulation. In recent years, FERC has regulated the gathering activities of interstate pipeline transmission companies more lightly, which has resulted in a number of such companies transferring gathering facilities to unregulated affiliates. As a result of these activities, natural gas gathering may begin to receive greater regulatory scrutiny at both the state and federal levels. A change in the jurisdictional characterization of some of our assets by federal, state or local regulatory agencies or a change in policy by those agencies could result in increased regulation of our assets, which could cause our revenues to decline and operating expenses to increase

Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs, operating restrictions or delays in the completion of oil and gas wells, which could decrease the need for our midstream services.

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations such as shales. The process involves the injection of water, sand and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and natural gas commissions but the EPA has asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel fuel under the SDWA and recently released draft permitting guidance for hydraulic fracturing using diesel in fracturing fluids in those states where the EPA is the permitting authority. In addition, legislation to amend the SDWA to repeal the exemption for hydraulic fracturing from the definition of “underground injection” and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, has been considered in recent sessions of Congress. Congress continues to consider legislation to amend the SDWA with respect to regulation of hydraulic fracturing activities.

Certain states in which we operate, including Colorado, Texas and Wyoming, have adopted, and other states are considering adopting, regulations that could impose more stringent permitting, public disclosure, and well construction requirements on hydraulic fracturing operations or otherwise seek to ban fracturing activities altogether. In December 2011, the Colorado Oil and Gas Conservation Commission adopted rules requiring hydraulic fracturing operators to disclose information about wells and fracturing fluid to the public. The Texas Railroad Commission also adopted rules in December 2011 requiring that the well operator disclose the list of chemicals used in their hydraulic fracturing operations together with the hydraulic fracturing fluid used. In Wyoming, operators are required to disclose information about chemical additives used in their hydraulic fracturing operations and well stimulations.

In addition to state laws, local land use restrictions, such as city ordinances, may restrict or prohibit the performance of well drilling in general and/or hydraulic fracturing in particular. In the event that federal, state, local or municipal legal restrictions are adopted in areas where our oil and gas exploration and production customers operate, those operators may incur additional costs to comply with such requirements that may be significant in nature, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from the drilling of natural gas wells, which events could decrease the need for our midstream services and could adversely affect our financial position, results of operations and cash flows, and ability to make distributions to our unitholders. Increased regulation of the hydraulic fracturing process could also lead to greater opposition, including litigation, to oil and gas production activities using hydraulic fracturing techniques.

Furthermore, a number of federal agencies are analyzing, or have been requested to review, a variety of environmental issues associated with hydraulic fracturing. For example, the EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, with a first progress report outlining work currently underway by the agency released on December 21, 2012, and a final draft report for public comment and peer review by 2014. In addition, in May 2012, the U.S. Department of the Interior, through its Bureau of Land Management, released a draft rule regarding hydraulic fracturing on federal and Indian lands that would require disclosure of chemicals used in the fracturing process and establish minimum criteria for wellbore integrity and disposal of flowback water generated during the fracturing process. These studies, depending on the degree to which they are pursued and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory mechanisms.

Climate change legislation or regulatory initiatives could increase our operating and capital costs and could have the indirect effect of decreasing throughput available to our systems or demand for the products we gather, process and transport.

Methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of oil, natural gas, and refined petroleum products, are GHGs. In December 2009, the EPA issued an Endangerment Finding which determined that emissions of GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. Based on its finding, the EPA has adopted regulations under existing provisions of the federal Clean Air Act that establish Title V and PSD permitting requirements for large sources of GHGs. Sources subject to these permitting requirements may be required to install BACT to limit emissions of GHGs, which is determined on a case-by-case basis by the state or EPA permitting agency and has generally required efficient combustion requirements. Compliance with these permitting programs could restrict or delay our ability to obtain air permits for new or modified sources. The EPA has also adopted rules establishing a reporting program requiring the monitoring and reporting of GHG emissions from specified large GHG emissions sources in the United States, including onshore oil and natural gas processing, transmission, storage and distribution facilities, on an annual basis. In addition, Congress has from time to time considered legislation to reduce emissions of GHGs, and numerous states have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. The increased costs of operations or delays in drilling that could be associated with climate change legislation may reduce drilling activity by Anadarko or third-party producers in our areas of operation, with the effect of reducing the throughput available to our systems. Further, the adoption of any legislation or regulations that requires reporting of GHGs or otherwise limits emissions of GHGs from our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations or could adversely affect demand for the natural gas and NGLs we gather and process. Such developments could materially adversely affect our revenues, results of operations and cash available for distribution to our unitholders.

Federal derivatives legislation could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act, among other things, establishes federal oversight and regulation of the over-the-counter derivatives market and entities, such as us or Anadarko, that participate in that market. In its rulemaking under the new legislation, the CFTC has proposed regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalent. Certain bona fide hedging transactions or positions would be exempt from these position limits. It is not possible at this time to predict when the CFTC will finalize these regulations. The financial reform legislation may also require us to comply with margin requirements and with certain clearing and trade-execution requirements in connection with our commodity price management activities, although the application of those provisions to us is uncertain at this time. The financial reform legislation may also require some counterparties to spin off some of their derivatives activities to separate entities, which may not be as creditworthy. The new legislation and any new regulations could significantly increase the cost of derivative contracts (including through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing commodity price contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of commodity price contracts as a result of the legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures and make cash distributions to our unitholders.

We may incur significant costs and liabilities resulting from pipeline integrity programs and related repairs.

Pursuant to the Pipeline Safety Improvement Act of 2002, as reauthorized and amended by the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006 and the Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011, the DOT through the PHMSA has adopted regulations requiring pipeline operators to develop integrity management programs for transmission pipelines located where a leak or rupture could do the most harm. The regulations require the operators of covered pipelines to:

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

Pipeline safety laws and regulations expanding integrity management programs or requiring the use of certain safety technologies could require us to use more comprehensive and stringent safety controls and subject us to increased capital and operating costs.

On January 3, 2012, President Obama signed the 2011 Pipeline Safety Act, which, among other things, increases the maximum civil penalty for pipeline safety violations from $100,000 to $200,000 per violation per day of violation and from $1 million to $2 million for a related series of violations, and directs the Secretary of Transportation to promulgate rules or standards relating to expanded integrity management requirements, automatic or remote-controlled valve use, excess flow valve use, leak detection system installation, and testing to confirm the material strength of pipe operating above 30% of specified minimum yield strength in high consequence areas. On August 13, 2012, the PHMSA published a proposed rulemaking consistent with the signed act that, once finalized, will update the maximum administrative civil penalties for violation of the pipeline safety regulations to conform to current law. Also, in August 2011, the PHMSA published an advance notice of proposed rulemaking in which the agency is seeking public comment on a number of changes to regulations governing the safety of gas transmission pipelines, gathering lines and related facilities. In addition, the PHMSA published a final rule in May 2011 expanding pipeline safety requirements including added reporting obligations and integrity management standards to certain rural low-stress hazardous liquid pipelines that were not previously regulated in such manner. The adoption of these and other laws or regulations that apply more comprehensive or stringent safety standards could require us to install new or modified safety controls, pursue added capital projects, or conduct maintenance programs on an accelerated basis, all of which could require us to incur increased operational costs that could be significant and have a material adverse effect on our financial position or results of operations and ability to make distributions to our unitholders.

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

•

the federal Comprehensive Environmental Response, Compensation and Liability Act and analogous state laws that require and regulate the cleanup of hazardous substances that have been released at properties currently or previously owned or operated by us or at locations to which our wastes are or have been transported for disposal;

•	the federal Water Pollution Control Act, also known as the Clean Water Act, and analogous state laws that regulate discharges from our facilities into state and federal waters, including wetlands;

•	the federal Resources Conservation and Recovery Act and analogous state laws that impose requirements for the storage, treatment and disposal of solid and hazardous waste from our facilities; and

•	the federal Toxic Substances Control Act and analogous state laws that impose requirements on the use, storage and disposal of various chemicals and chemical substances at our facilities.

These laws and regulations may impose numerous obligations that are applicable to our operations, including the acquisition of permits to conduct regulated activities, the incurrence of capital expenditures to limit or prevent releases of materials from our pipelines and facilities, and the imposition of substantial liabilities for pollution resulting from our operations or existing at our owned or operated facilities. Numerous governmental authorities, such as the EPA and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, oftentimes requiring difficult and costly corrective actions. Failure to comply with these laws, regulations and permits may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations and the issuance of injunctions limiting or preventing some or all of our operations.

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

One of the ways we intend to grow our business is through the construction of new midstream assets. The construction of additions or modifications to our existing systems and the construction of new midstream assets involve numerous regulatory, environmental, political and legal uncertainties that are beyond our control. Construction activities could be subject to state, county and local ordinances that restrict the time, place or manner in which those activities may be conducted so as to reduce or mitigate nuisance-type conditions, including excessive levels of dust or noise or increased traffic congestion. Construction projects may also require the expenditure of significant amounts of capital, and financing may not be available on economically acceptable terms or at all. If we undertake these projects, they may not be completed on schedule, at the budgeted cost, or at all. Moreover, our revenues may not increase immediately upon the expenditure of funds on a particular project. For instance, if we expand a pipeline, the construction may occur over an extended period of time, yet we will not receive any material increases in revenues until the project is completed. Moreover, we could construct facilities to capture anticipated future growth in production in a region in which such growth does not materialize. Since we are not engaged in the exploration for and development of natural gas and oil reserves, we often do not have access to estimates of potential reserves in an area prior to constructing facilities in that area. To the extent we rely on estimates of future production in our decision to construct additions to our systems, such estimates may prove to be inaccurate as a result of the numerous uncertainties inherent in estimating quantities of future production. As a result, new facilities may not be able to attract enough throughput to achieve our expected investment return, which could adversely affect our results of operations and financial condition. In addition, the construction of additions to our existing assets may require us to obtain new rights-of-way. We may be unable to obtain such rights-of-way and may, therefore, be unable to connect new natural gas volumes to our systems or capitalize on other attractive expansion opportunities. Additionally, it may become more expensive for us to obtain new rights-of-way or to renew existing rights-of-way. If the cost of renewing existing or obtaining new rights-of-way increases, our cash flows could be adversely affected.

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

In addition, for the Fort Union, White Cliffs and Rendezvous entities in which we have a minority ownership interest, we will be unable to control ongoing operational decisions, including the incurrence of capital expenditures or additional indebtedness that we may be required to fund. Further, Fort Union, White Cliffs or Rendezvous may establish reserves for working capital, capital projects, environmental matters and legal proceedings, that would similarly reduce the amount of cash available for distribution. Any of the above could significantly and adversely impact our ability to make cash distributions to our unitholders.

Further, in connection with the acquisition of our membership interest in Chipeta, we became party to Chipeta’s limited liability company agreement, as amended and restated (the “Chipeta LLC agreement”). Among other things, the Chipeta LLC agreement provides that to the extent available, Chipeta will distribute available cash, as defined in the Chipeta LLC agreement, to its members quarterly in accordance with those members’ membership interests. Accordingly, we may be required to distribute a portion of Chipeta’s cash balances, which are included in the cash balances in our consolidated balance sheets, to the other Chipeta members.

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

On some of our systems, we rely on a significant number of third-party customers for substantially all of our revenues related to those assets. The loss of all or even a portion of the contracted volumes of these customers, as a result of competition, creditworthiness, inability to negotiate extensions or replacements of contracts or otherwise, could reduce our ability to make cash distributions to our unitholders.

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

Our partnership agreement requires us to deduct estimated, rather than actual, maintenance capital expenditures from operating surplus. The amount of estimated maintenance capital expenditures deducted from operating surplus will be subject to review and change by our special committee at least once a year. In years when our estimated maintenance capital expenditures are higher than actual maintenance capital expenditures, the amount of cash available for distribution will be lower than if actual maintenance capital expenditures were deducted from operating surplus. If we underestimate the appropriate level of estimated maintenance capital expenditures, we may have less cash available for distribution in future periods when actual capital expenditures begin to exceed our previous estimates. Over time, if we do not set aside sufficient cash reserves or have sufficient sources of financing available to make the expenditures required to maintain our asset base, we may be unable to pay distributions at the anticipated level and could be required to reduce our distributions.

RISKS INHERENT IN AN INVESTMENT IN US

Anadarko, through its control of WGP, controls our general partner, which has sole responsibility for conducting our business and managing our operations. Anadarko, WGP and our general partner have conflicts of interest with, and may favor Anadarko’s interests to the detriment of, our unitholders.

Anadarko, through its control of WGP, controls our general partner and indirectly has the power to appoint all of the officers and directors of our general partner. Although our general partner has a fiduciary duty to manage us in a manner that is beneficial to us and our unitholders, the directors and officers of our general partner have a fiduciary duty to manage our general partner in a manner that is beneficial to its owner, WGP, in which Anadarko holds a controlling general partner interest and a 91.0% limited partner interest. Conflicts of interest may arise between Anadarko, WGP and our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of Anadarko and WGP over our interests and the interests of our unitholders. These conflicts include the following situations, among others:

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

•

Our general partner determines the amount and timing of any capital expenditures and whether a capital expenditure is classified as a maintenance capital expenditure, which reduces operating surplus, or an expansion capital expenditure, which does not reduce operating surplus. This determination can affect the amount of cash that is distributed to our unitholders and to our general partner.

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

Please read Item 13 of this Form 10-K.

The duties of our general partner’s officers and directors may conflict with their duties as officers and directors of WGP’s general partner.

Our general partner’s officers and directors have duties to manage our business in a manner beneficial to us, our unitholders and the owner of our general partner, WGP, which is in turn controlled by Anadarko. However, a majority of our general partner’s directors and all of its officers are also officers and/or directors of WGP’s general partner, which has duties to manage the business of WGP in a manner beneficial to WGP and WGP’s unitholders, including Anadarko. Consequently, these directors and officers may encounter situations in which their obligations to us on the one hand, and WGP and/or Anadarko, on the other hand, are in conflict. The resolution of these conflicts may not always be in our best interest or that of our unitholders.

In addition, our general partner’s officers, who are also the officers of WGP’s general partner and certain of whom are officers of Anadarko, will have responsibility for overseeing the allocation of their own time and time spent by administrative personnel on our behalf and on behalf of WGP and/or Anadarko. These officers may face conflicts regarding these time allocations.

Neither Anadarko nor WGP is limited in its ability to compete with us or is obligated to offer us the opportunity to acquire additional assets or businesses, which could limit our ability to grow and could adversely affect our results of operations and cash available for distribution to our unitholders.

Neither Anadarko nor WGP is prohibited from owning assets or engaging in businesses that compete directly or indirectly with us. In addition, in the future, Anadarko or WGP may acquire, construct or dispose of additional midstream or other assets and may be presented with new business opportunities, without any obligation to offer us the opportunity to purchase or construct such assets or to engage in such business opportunities. Moreover, while Anadarko may offer us the opportunity to buy additional assets from it, it is under no contractual obligation to do so and we are unable to predict whether or when such acquisitions might be completed.

Cost reimbursements due to Anadarko and our general partner for services provided to us or on our behalf will be substantial and will reduce our cash available for distribution to our unitholders. The amount and timing of such reimbursements will be determined by our general partner.

Prior to making distributions on our common units, we will reimburse Anadarko, which controls our general partner, and its affiliates for expenses they incur on our behalf as determined by our general partner pursuant to the omnibus agreement. These expenses include all costs incurred by Anadarko and our general partner in managing and operating us, as well as the reimbursement of incremental general and administrative expenses we incur as a result of being a publicly traded partnership. Our partnership agreement provides that Anadarko will determine in good faith the expenses that are allocable to us. The reimbursements to Anadarko and our general partner will reduce the amount of cash otherwise available for distribution to our unitholders.

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

Our partnership agreement contains provisions that modify and reduce the fiduciary standards to which our general partner would otherwise be held by state fiduciary duty law. For example, our partnership agreement permits our general partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our general partner, or otherwise free of fiduciary duties to us and our unitholders. This entitles our general partner to consider only the interests and factors that it desires and relieves it of any duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or our limited partners. Examples of decisions that our general partner may make in its individual capacity include the following:

•	how to allocate corporate opportunities among us and its affiliates;

•	whether to exercise its limited call right;

•	how to exercise its voting rights with respect to the units it owns;

•	whether to exercise its registration rights;

•	whether to elect to reset target distribution levels; and

•	whether to consent to any merger or consolidation of the Partnership or amendment to the partnership agreement.

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

Our general partner has the right to reset the initial target distribution levels at higher levels based on our distributions at the time of the exercise of the reset election. Following a reset election by our general partner, the minimum quarterly distribution will be adjusted to equal the reset minimum quarterly distribution and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution.

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

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders will have no right on an annual or ongoing basis to elect our general partner or its board of directors. The board of directors of our general partner will be chosen by Anadarko (through its control of WGP). Furthermore, if the unitholders are dissatisfied with the performance of our general partner, they have little ability to remove our general partner. As a result of these limitations, the price at which the common units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price. Our partnership agreement also contains provisions limiting the ability of unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting the unitholders’ ability to influence the manner or direction of management.

Even if holders of our common units are dissatisfied, they cannot remove our general partner without its consent.

Unitholders are currently unable to remove our general partner without its consent because our general partner and its affiliates currently own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding common units voting together as a single class is required to remove our general partner. As of February 25, 2013, WGP and Affiliates owned 47.1% of our outstanding common units.

Our partnership agreement restricts the voting rights of certain unitholders owning 20% or more of our common units.

Unitholders’ voting rights are restricted by a provision of our partnership agreement providing that any units held by a person that owns 20% or more of any class of units then outstanding, other than our general partner, its affiliates, their transferees and persons who acquired such units with the prior approval of the board of directors of our general partner, cannot vote on any matter.

Our general partner interest or the control of our general partner may be transferred to a third party without unitholder consent.

Our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of our unitholders. Furthermore, our partnership agreement does not restrict the ability of (i) WGP to transfer all or a portion of its ownership interest in our general partner to a third party, or (ii) Anadarko to transfer all or a portion of its ownership interest in WGP and/or WGP’s general partner to a third party. The new owner of our general partner or WGP’s general partner, as the case may be, would then be in a position to replace the board of directors and officers of our general partner with its own designees and thereby exert significant control over the decisions made by the board of directors and officers.

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

WGP or Affiliates may sell units in the public or private markets, and such sales could have an adverse impact on the trading price of the common units.

As of February 25, 2013, WGP and Affiliates held an aggregate 49,296,205 common units. The sale of any or all of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market on which common units are traded.

Our general partner has a limited call right that may require existing unitholders to sell their units at an undesirable time or price.

If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price that is not less than their then-current market price. As a result, existing unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. Existing unitholders may also incur a tax liability upon a sale of their units. As of February 25, 2013, WGP and Affiliates owned 47.1% of our outstanding common units.

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

•

such unitholder’s right to act with other unitholders to remove or replace our general partner, to approve some amendments to our partnership agreement or to take other actions under our partnership agreement constitute “control” of our business.

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

Our assets include, among other items, a $260.0 million note receivable from Anadarko. If this note receivable together with a sufficient amount of our other assets are deemed to be “investment securities,” within the meaning of the Investment Company Act of 1940 (the “Investment Company Act”), we would either have to register as an investment company under the Investment Company Act, obtain exemptive relief from the SEC or modify our organizational structure or contract rights so as to fall outside of the definition of investment company. Registering as an investment company could, among other things, materially limit our ability to engage in transactions with affiliates, including the purchase and sale of certain securities or other property from or to our affiliates, restrict our ability to borrow funds or engage in other transactions involving leverage and require us to add additional directors who are independent of us or our affiliates. The occurrence of some or all of these events would adversely affect the price of our common units and could have a material adverse effect on our business.

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

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, from time to time members of Congress propose and consider substantive changes to the existing federal income tax laws that affect publicly traded partnerships. Currently, one such legislative proposal would eliminate the qualifying income exception upon which we rely for our treatment as a partnership for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will be reintroduced or will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units. Any modifications to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible to meet the expectation for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes.

Our taxation as a flow-through entity depends on our status as a partnership for U.S. federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states. If the Internal Revenue Service (“IRS”) were to treat us as a corporation for federal income tax purposes or if we were to become subject to material additional amounts of entity-level taxation for state tax purposes, then our cash available for distribution to our unitholders could be substantially reduced.

The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for U.S. federal income tax purposes. A publicly traded partnership such as ours may be treated as a corporation for federal income tax purposes unless it satisfies a “qualifying income” requirement and is not treated as an investment company. Based on our current operations, we believe that we satisfy the qualifying income requirement, and we are not treated as an investment company. Failing to meet the qualifying income requirement, being treated as an investment company, or a change in current law could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity. We have not requested, and do not plan to request, a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes or any other tax matter affecting us.

Despite the fact that we are organized as a limited partnership under Delaware law, it is possible in certain circumstances for a partnership such as ours to be treated as a corporation for federal income tax purposes. Although we do not believe, based upon our current operations, that we will be so treated, a change in our business (or a change in current law) could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity.

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%, and would likely pay state income tax at varying rates. Distributions to our unitholders would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution to our unitholders would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flows and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.

At the state level, were we to be subject to federal income tax, we would also be subject to the income tax provisions of many states. Moreover, because of widespread state budget deficits and other reasons, several states are evaluating ways to independently subject partnerships to entity-level taxation through the imposition of state income taxes, franchise taxes and other forms of taxation. For example, we are required to pay Texas margin tax at a maximum effective rate of 0.7% of our gross income apportioned to Texas. Imposition of any additional such taxes on us or an increase in the existing tax rates would reduce the cash available for distribution to our unitholders.

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

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, from time to time members of Congress propose and consider substantive changes to the existing federal income tax laws that affect publicly traded partnerships. One such legislative proposal would eliminate the qualifying income exception upon which we rely for our treatment as a partnership for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will be reintroduced or will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units. Any modifications to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible to meet the expectation for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular common unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.

We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular common unit is transferred. Nonetheless, we allocate certain deductions for depreciation of capital additions based upon the date the underlying property is placed in service. The use of this proration method may not be permitted under existing Treasury Regulations, and although the U.S. Treasury Department issued proposed Treasury Regulations allowing a similar monthly simplifying convention, such regulations are not final and do not specifically authorize the use of the proration method we have adopted. If the IRS were to successfully challenge our proration method or new Treasury Regulations were to be issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

If the IRS contests the federal income tax positions we take, the market for our common units may be adversely impacted and the cost of any IRS contest will reduce our cash available for distribution to our unitholders.

We have not requested a ruling from the IRS with respect to the pricing of our related party agreements with Anadarko or any other matter affecting us. The IRS may adopt positions that differ from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with some or all of the positions we take. For example, the IRS may reallocate items of income, deductions, credits or allowances between related parties if the IRS determines that such reallocation is necessary to clearly reflect the income of any such related parties. Such a reallocation may require us and our unitholders to file amended tax returns. Any contest by the IRS may materially and adversely impact the market for our common units and the price at which they trade. In addition, our costs of any contest with the IRS will be borne indirectly by our unitholders and our general partner because the costs will reduce our cash available for distribution.

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

If a unitholder sells common units, the unitholder will recognize a gain or loss equal to the difference between the amount realized and that unitholder’s tax basis in those common units. Because distributions in excess of a unitholder’s allocable share of our net taxable income result in a decrease in that unitholder’s tax basis in its common units, the amount, if any, of such prior excess distributions with respect to the units sold will, in effect, become taxable income to that unitholder, if that unitholder sells such units at a price greater than that unitholder’s tax basis in those units, even if the price received is less than the original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture of depreciation deductions and certain other items. In addition, because the amount realized includes a unitholder’s share of our non-recourse liabilities, if a unitholder sells units, that unitholder may incur a tax liability in excess of the amount of cash received from the sale.

Tax-exempt entities and non-U.S. persons face unique tax issues from owning common units that may result in adverse tax consequences to them.

Investment in common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (or “IRAs”), and non-U.S. persons raise issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes, and non-U.S. persons will be required to file U.S. federal tax returns and pay tax on their share of our taxable income. Any tax-exempt entity or a non-U.S. person should consult its tax advisor before investing in our common units.

We treat each purchaser of our common units as having the same tax benefits without regard to the actual common units purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.

Because we cannot match transferors and transferees of common units, we have adopted depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to our unitholders. It also could affect the timing of these tax benefits or the amount of gain from any sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to a unitholder’s tax returns.

We have adopted certain valuation methodologies that may result in a shift of income, gain, loss and deduction between our general partner and the unitholders. The IRS may challenge this treatment, which could adversely affect the value of the common units.

When we issue additional units or engage in certain other transactions, we determine the fair market value of our assets and allocate any unrealized gain or loss attributable to our assets to the capital accounts of our unitholders and our general partner. Our methodology may be viewed as understating the value of our assets. In that case, there may be a shift of income, gain, loss and deduction between certain unitholders and our general partner, which may be unfavorable to such unitholders. Moreover, under our valuation methods, subsequent purchasers of common units may have a greater portion of their Internal Revenue Code Section 743(b) adjustment allocated to our tangible assets and a lesser portion allocated to our intangible assets. The IRS may challenge our valuation methods, or our allocation of the Section 743(b) adjustment attributable to our tangible and intangible assets, and allocations of income, gain, loss and deduction between our general partner and certain of our unitholders.

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

A unitholder whose common units are the subject of a securities loan (i.e., a loan to a “short seller” to cover a short sale of common units) may be considered as having disposed of those common units. If so, the unitholder would no longer be treated for tax purposes as a partner with respect to those common units during the period of the loan and may recognize gain or loss from the disposition.

Because there are no specific rules governing the federal income tax consequences of loaning a partnership interest, a unitholder whose common units are the subject of a securities loan may be considered as having disposed of the loaned units. In that case, the unitholder may no longer be treated for tax purposes as a partner with respect to those common units during the period of the loan and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those common units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those common units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan of their common units should modify any applicable brokerage account agreements to prohibit their brokers from borrowing their common units.

The sale or exchange of 50% or more of our capital and profits interests during any twelve-month period will result in the constructive termination of our partnership for federal income tax purposes.

We will be considered to have terminated our partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once. Our termination would, among other things, result in the closing of our taxable year, which would require us to file two tax returns (and could result in our unitholders receiving two K-1 Schedules) for one fiscal year, and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in the unitholder’s taxable income for the year of termination. A constructive termination would not affect our classification as a partnership for federal income tax purposes, but instead, we would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred. The IRS has recently announced a relief procedure whereby a publicly traded partnership that has technically terminated may be permitted to provide only a single Schedule K-1 to unitholders for the tax years in which the termination occurs.

Our unitholders are subject to state and local taxes and return filing requirements in states where they do not live as a result of investing in our common units.

In addition to U.S. federal income taxes, our unitholders are subject to other taxes, including foreign, state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property now or in the future, even if they do not live in any of those jurisdictions. Our unitholders will likely be required to file foreign, federal, state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. We currently own assets and conduct business in the states of Colorado, Kansas, Oklahoma, Texas, Utah and Wyoming. Each of these states, other than Texas and Wyoming, currently imposes a personal income tax, and all of these states, except Wyoming, impose income taxes on corporations and other entities. As we make acquisitions or expand our business, we may own assets or conduct business in additional states or foreign jurisdictions that impose a personal income tax. It is the responsibility of each unitholder to file all U.S. federal, foreign, state and local tax returns. Our counsel has not rendered an opinion on the foreign, state or local tax consequences of an investment in our common units.

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

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
2012
High Price	$53.17	$51.28	$47.50	$47.97
Low Price	$45.10	$43.29	$41.15	$38.94
Distribution per common unit	$0.520	$0.500	$0.480	$0.460
2011
High Price	$41.35	$37.43	$37.48	$36.40
Low Price	$31.40	$30.75	$33.83	$29.96
Distribution per common unit	$0.440	$0.420	$0.405	$0.390

As of February 25, 2013, there were approximately 22 unitholders of record of the Partnership’s common units. This number does not include unitholders whose units are held in trust by other entities. The actual number of unitholders is greater than the number of holders of record. We have also issued 2,135,930 general partner units for which there is no established public trading market. All general partner units are held by our general partner. See the caption Selected Information from Our Partnership Agreement within this Item 5.

OTHER SECURITIES MATTERS

Securities authorized for issuance under equity compensation plans. In connection with the closing of our IPO, our general partner adopted the Western Gas Partners, LP 2008 Long-Term Incentive Plan (“LTIP”), which permits the issuance of up to 2,250,000 units, of which 2,144,947 units remain available for future issuance as of December 31, 2012. Phantom unit grants have been made to each of the independent directors of our general partner and certain employees under the LTIP. Please read the information under Item 12 of this Form 10-K, which is incorporated by reference into this Item 5.

SELECTED INFORMATION FROM OUR PARTNERSHIP AGREEMENT

Set forth below is a summary of the significant provisions of our partnership agreement that relate to cash distributions, minimum quarterly distributions and incentive distribution rights (“IDRs”).

Available cash. The partnership agreement requires the Partnership to distribute all of its available cash (as defined in our partnership agreement) to unitholders of record on the applicable record date within 45 days of the end of each quarter. The amount of available cash generally is all cash on hand at the end of the quarter, plus, at the discretion of the general partner, working capital borrowings made subsequent to the end of such quarter, less the amount of cash reserves established by our general partner to provide for the proper conduct of our business, including reserves to fund future capital expenditures; to comply with applicable laws, debt instruments or other agreements (such as the Chipeta LLC agreement); or to provide funds for distributions to our unitholders and to our general partner for any one or more of the next four quarters. Working capital borrowings generally include borrowings made under a credit facility or similar financing arrangement. It is intended that working capital borrowings be repaid within 12 months. In all cases, working capital borrowings are used solely for working capital purposes or to fund distributions to partners.

General partner interest and incentive distribution rights. The general partner is currently entitled to 2.0% of all quarterly distributions that the Partnership makes prior to its liquidation. The Partnership’s general partner is entitled to incentive distributions if the amount we distribute with respect to any quarter exceeds specified target levels shown below:

	Total Quarterly Distribution	Marginal Percentage Interest in Distributions
	Target Amount	Unitholders	General Partner
Minimum quarterly distribution	$ 0.300	98.0%	2.0%
First target distribution	up to $ 0.345	98.0%	2.0%
Second target distribution	above $ 0.345 up to $ 0.375	85.0%	15.0%
Third target distribution	above $ 0.375 up to $ 0.450	75.0%	25.0%
Thereafter	above $ 0.450	50.0%	50.0%

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

Item 6. Selected Financial and Operating Data

The following table shows our selected financial and operating data, which are derived from our consolidated financial statements for the periods and as of the dates indicated. “Anadarko Petroleum Corporation” refers to Anadarko Petroleum Corporation excluding its subsidiaries and affiliates. “Anadarko” refers to Anadarko Petroleum Corporation and its consolidated subsidiaries, excluding the Partnership and the general partner. In May 2008, we closed our initial public offering “IPO.” Concurrently with the closing of the offering, Anadarko contributed to us the assets and liabilities of Anadarko Gathering Company LLC (“AGC”), Pinnacle Gas Treating LLC (“PGT”) and MIGC LLC (“MIGC”), which we refer to as our “initial assets.” In December 2008, we completed the acquisition of the Powder River assets from Anadarko, which included (i) the Hilight system, (ii) a 50% interest in the Newcastle system and (iii) a 14.81% membership interest in Fort Union Gas Gathering, LLC (“Fort Union”). In July 2009, we closed on the acquisition of a 51% membership interest in Chipeta Processing LLC (“Chipeta”) from Anadarko. We closed on the acquisitions of Anadarko’s Granger and Wattenberg assets in January 2010 and August 2010, respectively. In September 2010, we acquired a 10% interest in White Cliffs Pipeline, LLC (“White Cliffs”), which consisted of a 9.6% third-party interest, and a 0.4% interest from Anadarko, and are referred to collectively as the “White Cliffs acquisition.” The Partnership’s interest in White Cliffs is referred to as the “White Cliffs investment.”

In connection with its August 23, 2006, acquisition of Western Gas Resources, Inc. (“Western”), Anadarko acquired MIGC, the Powder River assets, the Granger assets and the assets of Mountain Gas Resources, LLC (“MGR”). Anadarko acquired the Wattenberg assets and a 75% interest in Chipeta in connection with its August 10, 2006, acquisition of Kerr-McGee Corporation (“Kerr-McGee”). Anadarko made its initial investment in White Cliffs on January 29, 2007. In February 2011, we acquired the Platte Valley gathering system and processing plant from a third party, and in July 2011, we acquired the Bison gas treating facility from Anadarko, who began construction of the Bison assets in 2009 and placed them in service in June 2010. In January 2012, we closed the acquisition of MGR from Anadarko, including the Red Desert complex and the 22% interest in Rendezvous Gas Services, LLC (“Rendezvous”). In August 2012, we acquired Anadarko’s then-remaining 24% membership interest in Chipeta (the “additional Chipeta interest”), receiving distributions related to the additional interest effective July 1, 2012. See Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Our acquisitions from Anadarko are considered transfers of net assets between entities under common control. As such, the assets we acquired from Anadarko were initially recorded at Anadarko’s historic carrying value, which does not correlate to the total acquisition price we paid. Further, after an acquisition of assets from Anadarko, we may be required to recast our financial statements to include the activities of such assets as of the date of common control. Our consolidated financial statements include (i) the combined financial results and operations of AGC and PGT from their inception through the closing date of our IPO and (ii) the consolidated financial results and operations of Western Gas Partners, LP and its subsidiaries from the closing date of our IPO combined with (a) the financial results and operations of MIGC, the Powder River assets, the Granger assets and the MGR assets from August 23, 2006, (b) the financial results and operations of the Chipeta and Wattenberg assets from August 10, 2006, (c) the 0.4% interest in White Cliffs from January 29, 2007, and (d) the financial results and operations of the Bison assets from 2009 (when Anadarko began construction of such assets, which were subsequently placed in service in June 2010). Effective August 1, 2012, the Partnership’s noncontrolling interest excludes the financial results and operations of the additional Chipeta interest. References to the “Partnership assets” refer collectively to the assets owned by the Partnership as of December 31, 2012.

The information in the following table should be read together with Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 of this Form 10-K:

thousands except per-unit data,	Summary Financial Information
throughput and gross margin per Mcf	2012	2011	2010	2009	2008
Statement of Income Data (for the year ended):
Total revenues	$849,440	$823,265	$663,274	$619,764	$922,314
Costs and expenses	584,177	502,168	394,276	392,808	615,456
Depreciation, amortization and impairments	117,261	111,904	91,010	90,692	116,381

Total operating expenses	701,438	614,072	485,286	483,500	731,837

Operating income	148,002	209,193	177,988	136,264	190,477
Interest income (expense), net	(25,160)	(1,785)	1,449	10,762	13,110
Other income (expense), net	292	(44)	(538)	1,628	1,549
Income tax expense (1)	1,258	19,018	21,702	22,159	53,254

Net income	121,876	188,346	157,197	126,495	151,882
Net income (loss) attributable to noncontrolling interests	14,890	14,103	11,005	10,260	7,908

Net income attributable to Western Gas Partners, LP	$106,986	$174,243	$146,192	$116,235	$143,974

Key Performance Measures (for the year ended):
Gross margin	$513,361	$495,894	$416,798	$380,890	$457,599
Adjusted EBITDA attributable to Western Gas Partners, LP (2)	327,690	324,323	265,024	223,766	304,056
Distributable cash flow (2)	264,435	281,975	237,769	203,376	270,154
General partner interest in net income (3)	28,089	8,599	3,067	1,428	842
Limited partners’ interest in net income (3)	78,897	131,560	111,064	69,980	41,261

Net income per common unit (basic and diluted) (3)	$0.84	$1.64	$1.66	$1.25	$0.78
Net income per subordinated unit (basic and diluted) (3)	$—	$1.28	$1.61	$1.24	$0.77
Distributions per unit	$1.9600	$1.6550	$1.4400	$1.2600	$0.7582

Balance Sheet Data (at period end):
Net property, plant and equipment	$2,473,375	$2,052,224	$1,753,762	$1,714,006	$1,693,735
Total assets	3,476,062	2,837,626	2,263,094	2,246,321	2,202,023
Total long-term liabilities	1,238,328	843,724	649,345	568,183	569,256
Total equity and partners’ capital	$2,080,476	$1,917,306	$1,562,029	$1,627,818	$1,554,790

Cash Flow Data (for the year ended):
Net cash flows provided by (used in):
Operating activities	$246,673	$327,171	$263,749	$212,765	$279,702
Investing activities	(1,071,127)	(472,951)	(885,507)	(223,128)	(607,455)
Financing activities	1,017,876	345,265	578,848	44,273	363,854
Capital expenditures	$459,306	$142,946	$138,000	$121,295	$164,360

Operating Data (volumes in MMcf/d):
Gathering, treating and transportation throughput (4)	1,238	1,321	1,181	1,229	1,339
Processing throughput (5)	1,187	962	815	808	557
Equity investment throughput (6)	235	198	228	225	304

Total throughput	2,660	2,481	2,224	2,262	2,200
Throughput attributable to noncontrolling interests	228	242	197	180	124

Throughput attributable to Western Gas Partners, LP	2,432	2,239	2,027	2,082	2,076
Gross margin per Mcf (7)	$0.53	$0.55	$0.51	$0.46	$0.57
Gross margin per Mcf attributable to Western Gas Partners, LP (7) (8)	$0.55	$0.58	$0.54	$0.48	$0.58

(1)

Income earned by the Partnership, a non-taxable entity for U.S. federal income tax purposes, including and subsequent to our acquisition of the Partnership assets from Anadarko, except for the Chipeta assets, was subject only to Texas margin tax, while income earned prior to our acquisition of the Partnership assets, except for the Chipeta assets, was subject to federal and state income tax. Income attributable to Chipeta was subject to federal and state income tax prior to June 1, 2008, at which time substantially all of the Chipeta assets were contributed to a non-taxable entity for U.S. federal income tax purposes. See Note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

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

(3)

Net income for periods including and subsequent to our acquisitions of the Partnership assets is allocated to the general partner and the limited partners, including any subordinated unitholders, in accordance with their respective ownership percentages, and when applicable, giving effect to incentive distributions allocable to the general partner. Prior to our acquisition of the Partnership assets, all income is attributed to Anadarko. All subordinated units were converted into common units on August 15, 2011, on a one-for-one basis. For purposes of calculating net income per common and subordinated unit, the conversion of the subordinated units is deemed to have occurred on July 1, 2011. See Note 4—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

(4)

Excludes average NGL pipeline volumes from the Chipeta assets of 25 MBbls/d, 24 MBbls/d, 14 MBbls/d, 11 MBbls/d and 3 MBbls/d for the years ended December 31, 2012, 2011, 2010, 2009 and 2008, respectively. Includes 100% of Wattenberg system volumes for all periods presented.

(5)

Consists of 100% of Chipeta and Hilight system volumes, 100% of the Granger and Red Desert complex volumes, 50% of Newcastle volumes, and throughput beginning March 2011 attributable to the Platte Valley system.

(6)

Represents our 14.81% share of Fort Union and 22% share of Rendezvous gross volumes and excludes 6 MBbls/d, 4 MBbls/d and 3 MBbls/d of average oil pipeline volumes for the years ended December 31, 2012, 2011 and 2010, respectively, representing our 10% share of average White Cliffs pipeline volumes. Our 10% share of White Cliffs volumes for 2009 was not material. The White Cliffs pipeline was placed in service in 2009 therefore no volumes were excluded for 2008.

(7)

Average for period. Calculated as gross margin (total revenues less cost of product) divided by total throughput (excluding throughput measured in barrels), including 100% of gross margin and volumes attributable to Chipeta, our 14.81% interest in income and volumes attributable to Fort Union and our 22% interest in income and volumes attributable to Rendezvous. Gross margin also includes 100% of gross margin attributable to our NGL pipelines and our 10% interest in income attributable to White Cliffs.

(8)	Excludes the noncontrolling interest owners’ proportionate share of revenues, cost of product and throughput.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

We are a growth-oriented Delaware master limited partnership (“MLP”) organized by Anadarko to own, operate, acquire and develop midstream energy assets. We currently own assets located in East, West and South Texas, the Rocky Mountains (Colorado, Utah and Wyoming), and the Mid-Continent (Kansas and Oklahoma) and are engaged in the business of gathering, processing, compressing, treating and transporting natural gas, condensate, NGLs and crude oil for Anadarko and its consolidated subsidiaries, as well as for third-party producers and customers. As of December 31, 2012, our assets consisted of thirteen gathering systems, seven natural gas treating facilities, ten natural gas processing facilities, two NGL pipelines, one interstate natural gas pipeline, one intrastate natural gas pipeline and interests accounted for under the equity method in two gas gathering systems and a crude oil pipeline. See also Note 12—Subsequent Events in the Notes to Consolidated Financial Statements under Item 8 within this Form 10-K.

Significant financial highlights during the year ended December 31, 2012, include the following:

•

In connection with the closing of the Western Gas Equity Partners, LP (“WGP”) IPO, we sold 8,722,966 common units to WGP and 178,019 general partner units to our general partner. Net proceeds of $409.4 million are being used for general partnership purposes and the funding of capital expenditures.

•

We issued $670.0 million aggregate principal amount of 4.000% Senior Notes due 2022. Net proceeds were used to repay all amounts then outstanding under our revolving credit facility (“RCF”) and the note payable to Anadarko, with the remaining net proceeds used for general partnership purposes. See Liquidity and Capital Resources within this Item 7 for additional information.

•

We issued 5,000,000 common units to the public, generating net proceeds of $216.4 million, including the general partner’s proportionate capital contribution to maintain its 2.0% general partner interest. Net proceeds are being used for general partnership purposes, including the funding of capital expenditures. See Equity Offerings under Items 1 and 2 of this Form 10-K for additional information.

•

We completed the acquisition of Anadarko’s MGR assets located in Southwestern Wyoming in January and the acquisition of Anadarko’s then remaining 24% interest in Chipeta in August. See Acquisitions under Items 1 and 2 of this Form 10-K for additional information.

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

•

We raised our distribution to $0.52 per unit for the fourth quarter of 2012, representing a 4% increase over the distribution for the third quarter of 2012, an 18% increase over the distribution for the fourth quarter of 2011, and our fifteenth consecutive quarterly increase.

Significant operational highlights during the year ended December 31, 2012, include the following:

•	Throughput attributable to Western Gas Partners, LP totaled 2,432 MMcf/d for the year ended December 31, 2012, representing a 9% increase compared to the year ended December 31, 2011.

•

Gross margin (total revenues less cost of product) attributable to Western Gas Partners, LP averaged $0.55 per Mcf for the year ended December 31, 2012, representing a 5% decrease compared to the year ended December 31, 2011.

OUR OPERATIONS

The following discussion analyzes our financial condition and results of operations and should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements, which are included in Item 8 of this Form 10-K. Unless the context otherwise requires, references to “we,” “us,” “our,” the “Partnership” or “Western Gas Partners” refers to Western Gas Partners, LP and its subsidiaries. The Partnership’s general partner, Western Gas Holdings, LLC (the “general partner” or “GP”), is owned by WGP, a Delaware master limited partnership formed by Anadarko Petroleum Corporation. Western Gas Equity Holdings, LLC is WGP’s general partner and is a wholly owned subsidiary of Anadarko Petroleum Corporation. “Affiliates” refers to wholly owned and partially owned subsidiaries of Anadarko, excluding the Partnership, and also refers to Fort Union, White Cliffs and Rendezvous.

Because Anadarko controls us through its control of WGP, which owns our general partner, each of our acquisitions of assets from Anadarko has been considered a transfer of net assets between entities under common control. As such, the Partnership assets we acquired from Anadarko were initially recorded at Anadarko’s historic carrying value, which did not correlate to the total acquisition price paid by us (see Note 2—Acquisitions in the Notes to the Consolidated Financial Statements under Item 8 of this Form 10-K). Further, after an acquisition of assets from Anadarko, we may be required to recast our financial statements to include the activities of such assets as of the date of common control. The consolidated financial statements for periods prior to our acquisition of the Partnership assets from Anadarko have been prepared from Anadarko’s historical cost-basis accounts and may not necessarily be indicative of the actual results of operations that would have occurred if we had owned the assets during the periods reported. For ease of reference, we refer to the historical financial results of the Partnership assets prior to our acquisitions from Anadarko as being “our” historical financial results.

Our results are driven primarily by the volumes of natural gas and NGLs we gather, process, treat or transport through our systems. For the year ended December 31, 2012, approximately 79% of our total revenues and 68% of our throughput (excluding equity investment revenues and throughput) were attributable to transactions with Anadarko.

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

We received significant dedications from our largest customer, Anadarko, solely with respect to our Wattenberg, Dew, Pinnacle, Haley, Helper, Clawson and Hugoton gathering systems. Specifically, pursuant to the terms of our applicable gathering agreements, Anadarko has dedicated to us all of the natural gas production it owns or controls from (i) wells that are currently connected to such gathering systems, and (ii) additional wells that are drilled within one mile of wells connected to such gathering systems, as those systems currently exist and as they are expanded to connect additional wells in the future. As a result, this dedication will continue to expand as long as additional wells are connected to these gathering systems.

For the year ended December 31, 2012, approximately 66% of our gross margin was attributed to fee-based contracts, under which a fixed fee is received based on the volume or thermal content of the natural gas we gather, process, treat or transport. This type of contract provides us with a relatively stable revenue stream that is not subject to direct commodity price risk, except to the extent that (i) we retain and sell drip condensate that is recovered during the gathering of natural gas from the wellhead or (ii) actual recoveries differ from contractual recoveries under a limited number of processing agreements. Fee-based gross margin includes equity income from our interests in Fort Union, White Cliffs and Rendezvous.

For the year ended December 31, 2012, approximately 34% of our gross margin, including gross margin attributable to condensate sales, was attributable to percent-of-proceeds and keep-whole contracts, pursuant to which we have commodity price exposure. A substantial majority of the commodity price risk associated with our percent-of-proceeds and keep-whole contracts is hedged under commodity price swap agreements with Anadarko. For the year ended December 31, 2012, approximately 97% of our gross margin was derived from either long-term, fee-based contracts or from percent-of-proceeds or keep-whole agreements that were hedged with commodity price swap agreements. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements included under Item 8 of this Form 10-K.

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

As a result of our IPO and subsequent acquisitions from Anadarko and third parties, the results of operations, financial position and cash flows may vary significantly for 2012, 2011 and 2010 as compared to future periods. Please see the caption Items Affecting the Comparability of Our Financial Results, set forth below in this Item 7.

HOW WE EVALUATE OUR OPERATIONS

Our management relies on certain financial and operational metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include (1) throughput, (2) gross margin, (3) operating and maintenance expenses, (4) general and administrative expenses, (5) Adjusted EBITDA and (6) Distributable cash flow.

Throughput. Throughput is an essential operating variable we use in assessing our ability to generate revenues. In order to maintain or increase throughput on our gathering and processing systems, we must connect additional wells to our systems. Our success in maintaining or increasing throughput is impacted by successful drilling of new wells by producers that are dedicated to our systems, recompletions of existing wells connected to our systems, our ability to secure volumes from new wells drilled on non-dedicated acreage and our ability to attract natural gas volumes currently gathered, processed or treated by our competitors. During the year ended December 31, 2012, we added 139 receipt points to our systems with initial throughput of approximately 1.7 MMcf/d per receipt point.

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

General and administrative expenses. To help ensure the appropriateness of our general and administrative expenses and maximize our cash available for distribution, we monitor such expenses through comparison to prior periods, to the annual budget approved by our general partner’s board of directors, as well as to general and administrative expenses incurred by similar midstream companies. General and administrative expenses for periods prior to our acquisition of the Partnership assets include amounts attributable to costs incurred on our behalf and allocations of general and administrative costs by Anadarko and the general partner to us. For periods subsequent to our acquisition of the Partnership assets, Anadarko is no longer compensated for corporate services through a management services fee. Instead, allocations and reimbursements of general and administrative expenses are determined by Anadarko in its reasonable discretion, in accordance with our partnership agreement and omnibus agreement. Amounts required to be reimbursed to Anadarko under the omnibus agreement also include those expenses attributable to our status as a publicly traded partnership, such as the following:

•	expenses associated with annual and quarterly reporting;

•	tax return and Schedule K-1 preparation and distribution expenses;

•	expenses associated with listing on the New York Stock Exchange; and

•	independent auditor fees, legal expenses, investor relations expenses, director fees, and registrar and transfer agent fees.

See further detail under Items Affecting the Comparability of Our Financial Results – General and administrative expenses under the omnibus agreement below and Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Non-GAAP financial measures

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

Distributable cash flow. We define “Distributable cash flow” as Adjusted EBITDA, plus interest income, less net cash paid for interest expense (including amortization of deferred debt issuance costs originally paid in cash offset by non-cash capitalized interest), maintenance capital expenditures, and income taxes. We compare Distributable cash flow to the cash distributions we expect to pay our unitholders. Using this measure, management can quickly compute the Coverage ratio of estimated cash flows to planned cash distributions. We believe Distributable cash flow is useful to investors because this measurement is used by many companies, analysts and others in the industry as a performance measurement tool to evaluate our operating and financial performance and compare it with the performance of other publicly traded partnerships.

Distributable cash flow should not be considered an alternative to net income, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with GAAP. Furthermore, while Distributable cash flow is a measure we use to assess our ability to make distributions to our unitholders, it should not be viewed as indicative of the actual amount of cash that we have available for distributions or that we plan to distribute for a given period.

Reconciliation to GAAP measures. Adjusted EBITDA and Distributable cash flow are not defined in GAAP. The GAAP measures most directly comparable to Adjusted EBITDA are net income attributable to Western Gas Partners, LP and net cash provided by operating activities, and the GAAP measure most directly comparable to Distributable cash flow is net income attributable to Western Gas Partners, LP. Our non-GAAP financial measures of Adjusted EBITDA and Distributable cash flow should not be considered as alternatives to the GAAP measures of net income attributable to Western Gas Partners, LP or net cash provided by operating activities. Adjusted EBITDA and Distributable cash flow have important limitations as analytical tools because they exclude some, but not all, items that affect net income and net cash provided by operating activities. Adjusted EBITDA and Distributable cash flow should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Our definitions of Adjusted EBITDA and Distributable cash flow may not be comparable to similarly titled measures of other companies in our industry, thereby diminishing their utility.

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

	Year Ended December 31,
thousands	2012	2011	2010
Reconciliation of Adjusted EBITDA to Net income attributable to Western Gas Partners, LP
Adjusted EBITDA attributable to Western Gas Partners, LP	$327,690	$324,323	$265,024
Less:
Distributions from equity investees	20,660	15,999	10,973
Non-cash equity-based compensation expense (1)	73,508	13,754	4,787
Expenses in excess of omnibus cap	—	—	133
Interest expense	42,060	30,345	18,794
Income tax expense	1,258	19,018	21,702
Depreciation, amortization and impairments (2)	114,932	109,151	88,188
Other expense (2)	1,665	3,683	2,393
Add:
Equity income, net	16,111	11,261	7,628
Interest income, net – affiliates	16,900	28,560	20,243
Other income (2) (3)	368	2,049	267

Net income attributable to Western Gas Partners, LP	$106,986	$174,243	$146,192

Reconciliation of Adjusted EBITDA to Net cash provided by operating activities
Adjusted EBITDA attributable to Western Gas Partners, LP	$327,690	$324,323	$265,024
Adjusted EBITDA attributable to noncontrolling interests	17,214	16,850	13,823
Interest income (expense), net	(25,160)	(1,785)	1,449
Expenses in excess of omnibus cap	—	—	(133)
Non-cash equity based compensation expense (1)	(69,791)	(10,264)	(2,220)
Debt-related amortization and other items, net	2,319	3,110	1,705
Current income tax expense	(553)	(16,414)	(12,114)
Other income (expense), net (3)	(1,292)	(1,628)	(2,122)
Distributions from equity investees less than (in excess of) equity income, net	(4,549)	(4,738)	(3,345)
Changes in operating working capital:
Accounts receivable and natural gas imbalance receivable	(14,219)	(13,260)	802
Accounts payable, accrued liabilities and natural gas imbalance payable	11,622	29,625	601
Other	3,392	1,352	279

Net cash provided by operating activities	$246,673	$327,171	$263,749

Cash flow information of Western Gas Partners, LP
Net cash provided by operating activities	$246,673	$327,171	$263,749
Net cash used in investing activities	$(1,071,127)	$(472,951)	$(885,507)
Net cash provided by financing activities	$1,017,876	$345,265	$578,848

(1)

Includes $69.8 million of equity-based compensation associated with the Incentive Plan (as defined and described in Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K), paid and contributed by Anadarko during the year ended December 31, 2012.

(2)	Includes our 51% share prior to August 1, 2012, and our 75% share after August 1, 2012, of depreciation, amortization and impairments; other expense; and other income attributable to Chipeta.
(3)

Excludes income of $1.6 million for each of the years ended December 31, 2012, 2011 and 2010, respectively, related to a component of a gas processing agreement accounted for as a capital lease. See Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

	Year Ended December 31,
thousands except Coverage ratio	2012		2011	2010
Reconciliation of Distributable cash flow to Net income attributable to Western Gas Partners, LP and calculation of the Coverage ratio
Distributable cash flow	$264,435		$281,975	$237,769
Less:
Distributions from equity investees	20,660		15,999	10,973
Non-cash equity-based compensation expense (1)	73,508		13,754	4,787
Expenses in excess of omnibus cap	—		—	133
Interest expense, net (non-cash settled)	326		—	—
Income tax expense	1,258		19,018	21,702
Depreciation, amortization and impairments (2)	114,932		109,151	88,188
Other expense (2)	1,665		3,683	2,393
Add:
Equity income, net	16,111		11,261	7,628
Cash paid for maintenance capital expenditures (2) (3)	31,730		28,293	24,854
Capitalized interest	6,196		420	—
Cash paid for income taxes	495		190	507
Other income (2) (4)	368		2,049	267
Interest income, net (non-cash settled)	—		11,660	3,343

Net income attributable to Western Gas Partners, LP	$106,986		$174,243	$146,192

Distributions declared (5)
Limited partners	$190,123
General partner	30,358

Total	$220,481

Coverage ratio	1.20	x

(1)

Includes $69.8 million of equity-based compensation associated with the Incentive Plan (as defined and described in Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K), paid and contributed by Anadarko during the year ended December 31, 2012.

(2)

Includes our 51% share prior to August 1, 2012, and our 75% share after August 1, 2012, of depreciation, amortization and impairments; other expense; cash paid for maintenance capital expenditures; and other income attributable to Chipeta.

(3)	Net of a prior period adjustment reclassifying approximately $0.7 million from capital expenditures to operating expenses for the year ended December 31, 2012.
(4)

Excludes income of $1.6 million for each of the years ended December 31, 2012, 2011 and 2010, respectively, related to a component of a gas processing agreement accounted for as a capital lease. See Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

(5)	Reflects distributions of $1.96 per unit declared for the year ended December 31, 2012.

ITEMS AFFECTING THE COMPARABILITY OF OUR FINANCIAL RESULTS

Our historical results of operations and cash flows for the periods presented may not be comparable to future or historic results of operations or cash flows for the reasons described below:

Affiliate contracts. The gathering agreements of our initial assets allow for rate resets that target an 18% return on invested capital in those assets over the life of the agreement. Effective July 1, 2010, contracts covering all of Wattenberg’s affiliate throughput were converted from primarily keep-whole contracts into a 10-year fee-based agreement. This contract change impacts the comparability of the consolidated statements of income and cash flows. In addition, in connection with the MGR acquisition, we entered into 10-year, fee-based gathering and processing agreements with Anadarko effective December 1, 2011, for all affiliate throughput on the MGR assets. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Commodity price swap agreements. We have commodity price swap agreements with Anadarko to mitigate exposure to commodity price volatility that would otherwise be present as a result of the purchase and sale of natural gas, condensate or NGLs. Notional volumes for each of the commodity price swap agreements are not specifically defined; instead, the commodity price swap agreements apply to the actual volume of our natural gas, condensate and NGLs purchased and sold at the Granger, Hilight, Hugoton, Newcastle, MGR and Wattenberg assets, with various expiration dates through December 2016. In December 2011, we extended the commodity price swap agreements for the Hilight and Newcastle assets through December 2013. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Income taxes. Income earned by the Partnership, a non-taxable entity for U.S. federal income tax purposes, including and subsequent to the date of the acquisition of the Partnership assets, is subject only to Texas margin tax.

With respect to assets acquired from Anadarko, we record Anadarko’s historic current and deferred income taxes for the periods prior to our ownership of the assets. For periods subsequent to our acquisitions from Anadarko, we are not subject to tax except for the Texas margin tax and accordingly, do not record current and deferred federal income taxes related to such assets.

General and administrative expenses. Pursuant to the omnibus agreement, Anadarko and the general partner perform centralized corporate functions for us. Prior to our acquisition of the Partnership assets from Anadarko, our historical consolidated financial statements reflect a management services fee representing the general and administrative expenses attributable to the Partnership assets. During the years ended December 31, 2012, 2011 and 2010, we reimbursed Anadarko $14.9 million, $11.8 million and $9.0 million, respectively, in general and administrative expenses. Prior to December 31, 2010, the general and administrative expenses for which we reimbursed Anadarko were subject to a cap as set forth in the omnibus agreement. In addition, our general and administrative expenses for the year ended December 31, 2010, included $0.1 million of expenses incurred by Anadarko and the general partner in excess of the cap contained in the omnibus agreement. Such expenses were recorded as capital contributions from Anadarko and did not impact the Partnership’s cash flows. The amounts reimbursed under the omnibus agreement are greater than amounts allocated to us by Anadarko for the aggregate management services fees reflected in our historical consolidated financial statements for periods prior to our acquisition of the Partnership assets from Anadarko. Our public company expenses, such as external audit and consulting fees, that were reimbursed to Anadarko were $6.8 million, $7.7 million and $8.0 million, during the years ended December 31, 2012, 2011 and 2010, respectively. We record the equity-based compensation allocated to us by Anadarko as an adjustment to partners’ capital in our consolidated financial statements in the period in which it is contributed. During the fourth quarter of 2012, we were allocated $54.9 million of general and administrative expenses from Anadarko associated with the Incentive Plan. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K for further information.

Interest on intercompany balances. For periods prior to our acquisition of the Partnership assets from Anadarko, except for Chipeta, we incurred interest expense or earned interest income on current intercompany balances with Anadarko related to such assets. These intercompany balances were extinguished through non-cash transactions in connection with the closing of our IPO, the Powder River acquisition, the Chipeta acquisition, the Granger acquisition, the Wattenberg acquisition, the acquisition of a 0.4% interest in White Cliffs, the Bison acquisition and the MGR acquisition. Therefore, interest expense and interest income attributable to these balances are reflected in our historical consolidated financial statements for the periods ending prior to our acquisition of the Partnership assets, except for Chipeta. Chipeta cash settles its transactions directly with third parties and Anadarko, as well as with the other subsidiaries of the Partnership.

Beginning December 7, 2011, Anadarko discontinued charging interest on intercompany balances. The outstanding affiliate balances on the aforementioned assets prior to their acquisition were entirely settled through an adjustment to net investment by Anadarko.

Platte Valley acquisition. In February 2011, we acquired a natural gas gathering system and cryogenic gas processing facilities, collectively referred to as the “Platte Valley assets,” financed with borrowings under our RCF. These assets, acquired from a third-party, have been recorded in our consolidated financial statements at their estimated fair values on the acquisition date under the acquisition method of accounting. Results of operations attributable to the Platte Valley assets have been included in our consolidated statements of income beginning on the acquisition date in the first quarter of 2011.

The fair values of the plant and processing facilities, related equipment, and intangible assets acquired were based on the market, cost and income approaches. The liabilities assumed include certain amounts associated with environmental contingencies estimated by management. All fair-value measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market and thus represent Level 3 inputs. See Note 1—Summary of Significant Accounting Policies, Note 2—Acquisitions and Note 11—Commitments and Contingencies in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K for further information.

Noncontrolling interests. Prior to August 1, 2012, the 24% membership interest in Chipeta held by Anadarko and the 25% membership interest in Chipeta held by a third-party were reflected as noncontrolling interests in our consolidated financial statements for the years ended December 31, 2011 and 2010. On August 1, 2012, we acquired Anadarko’s then remaining 24% membership interest in Chipeta, receiving distributions related to this additional interest beginning July 1, 2012. Since we acquired an additional interest in an already-consolidated entity, the acquisition of Anadarko’s then remaining 24% membership interest was accounted for on a prospective basis. As such, effective August 1, 2012, our noncontrolling interest excludes the financial results and operations of the additional Chipeta interest. The remaining 25% membership interest held by a third-party member is reflected as noncontrolling interests in our consolidated financial statements for all periods presented. See Note 1—Summary of Significant Accounting Policies and Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K for further information.

GENERAL TRENDS AND OUTLOOK

We expect our business to continue to be affected by the following key trends. Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about, or interpretations of, available information prove to be incorrect, our actual results may vary materially from expected results.

Impact of natural gas and NGL prices. The relatively low natural gas price environment, which has persisted over the past three years, has led to lower levels of drilling activity in areas served by certain of our assets. Several of our customers, including Anadarko, have reduced activity levels in certain areas, shifting capital toward liquid-rich opportunities that offer higher margins and superior economics to producers. This trend has resulted in fewer new well connections and, in some cases, temporary curtailments of production in those areas. To the extent opportunities are available, we will continue to connect new wells to our systems to mitigate the impact of natural production declines in order to maintain throughput on our systems. However, our success in connecting new wells to our systems is dependent on the activities of natural gas producers and shippers.

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

Access to capital markets. We require periodic access to capital in order to fund acquisitions and expansion projects. Under the terms of our partnership agreement, we are required to distribute all of our available cash to our unitholders, which makes us dependent upon raising capital to fund growth projects. Historically, MLPs have accessed the debt and equity capital markets to raise money for new growth projects and acquisitions. Recent market turbulence has from time to time either raised the cost of capital markets financing or, in some cases, temporarily made such financing unavailable. If we are unable either to access the capital markets or find alternative sources of capital, our growth strategy may be more challenging to execute.

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

Impact of interest rates. Interest rates were at or near historic lows at certain times during 2012. Should interest rates rise, our financing costs would increase accordingly. Additionally, as with other yield-oriented securities, our unit price is impacted by the level of our cash distributions and an associated implied distribution yield. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our units, and a rising interest rate environment could have an adverse impact on our unit price and our ability to issue additional equity, or increase the cost of issuing equity, to make acquisitions, reduce debt or for other purposes. However, we expect our cost of capital to remain competitive, as our competitors would face similar circumstances.

Acquisition opportunities. As of December 31, 2012, Anadarko’s total domestic midstream asset portfolio, excluding the assets we own, consisted of 16 gathering systems, approximately 4,559 miles of pipeline and 8 processing and/or treating facilities. A key component of our growth strategy is to acquire midstream assets from Anadarko and third parties over time.

As of December 31, 2012, WGP and Affiliates held a 46.2% limited partner interest in us, and through its ownership of our general partner, indirectly held a 2.0% general partner interest in us and 100% of our incentive distribution rights (“IDRs”). Given Anadarko’s significant interests in us, we believe Anadarko will continue to be motivated to promote and support the successful execution of our business plan and to pursue projects that help to enhance the value of our business. However, Anadarko continually evaluates acquisitions and divestitures and may elect to acquire, construct or dispose of midstream assets in the future without offering us the opportunity to acquire or construct those assets. Should Anadarko choose to pursue additional midstream asset sales, it is under no contractual obligation to offer assets or business opportunities to us. We may also pursue certain asset acquisitions from third parties to the extent such acquisitions complement our or Anadarko’s existing asset base or allow us to capture operational efficiencies from Anadarko’s or third-party production. However, if we do not make additional acquisitions from Anadarko or third parties on economically acceptable terms, our future growth will be limited, and the acquisitions we make could reduce, rather than increase, our cash flows generated from operations on a per-unit basis.

RESULTS OF OPERATIONS

OPERATING RESULTS

The following tables and discussion present a summary of our results of operations:

	Year Ended December 31,
thousands	2012	2011	2010
Gathering, processing and transportation of natural gas and natural gas liquids	$321,183	$301,329	$253,273
Natural gas, natural gas liquids and condensate sales	508,339	502,383	396,037
Equity income and other, net	19,918	19,553	13,964

Total revenues (1)	849,440	823,265	663,274
Total operating expenses (1)	701,438	614,072	485,286

Operating income	148,002	209,193	177,988
Interest income, net – affiliates	16,900	28,560	20,243
Interest expense	(42,060)	(30,345)	(18,794)
Other income (expense), net	292	(44)	(538)

Income before income taxes	123,134	207,364	178,899
Income tax expense	1,258	19,018	21,702

Net income	121,876	188,346	157,197
Net income attributable to noncontrolling interests	14,890	14,103	11,005

Net income attributable to Western Gas Partners, LP	$106,986	$174,243	$146,192

Key Performance Metrics (2)
Gross margin	$513,361	$495,894	$416,798
Adjusted EBITDA attributable to Western Gas Partners, LP	$327,690	$324,323	$265,024
Distributable cash flow	$264,435	$281,975	$237,769

(1)

Revenues include amounts earned from services provided to our affiliates, as well as from the sale of residue, condensate and NGLs to our affiliates. Operating expenses include amounts charged by our affiliates for services as well as reimbursement of amounts paid by affiliates to third parties on our behalf. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

(2)

Gross margin, Adjusted EBITDA and Distributable cash flow are defined under the caption Key Performance Metrics within this Item 7. Such caption also includes reconciliations of Adjusted EBITDA and Distributable cash flow to their most directly comparable financial measures calculated and presented in accordance with GAAP.

For purposes of the following discussion, any increases or decreases “for the year ended December 31, 2012” refer to the comparison of the year ended December 31, 2012 to the year ended December 31, 2011, and any increases or decreases “for the year ended December 31, 2011” refer to the comparison of the year ended December 31, 2011 to the year ended December 31, 2010.

Operating Statistics

	Year Ended December 31,
throughput in MMcf/d	2012	2011	Δ	2010	Δ
Gathering, treating and transportation (1)	1,238	1,321	(6)%	1,181	12%
Processing (2)	1,187	962	23%	815	18%
Equity investment (3)	235	198	19%	228	(13)%

Total throughput (4)	2,660	2,481	7%	2,224	12%
Throughput attributable to noncontrolling interests	228	242	(6)%	197	23%

Total throughput attributable to Western Gas Partners, LP	2,432	2,239	9%	2,027	10%

(1)

Excludes average NGL pipeline volumes of 25 MBbls/d, 24 MBbls/d and 14 MBbls/d for the years ended December 31, 2012, 2011 and 2010, respectively. Includes 100% of Wattenberg system volumes for all periods presented.

(2)

Consists of 100% of Chipeta and Hilight system volumes, 100% of the Granger and Red Desert complex volumes, 50% of Newcastle volumes, and throughput beginning March 2011 attributable to the Platte Valley system.

(3)

Represents our 14.81% share of Fort Union and 22% share of Rendezvous gross volumes, and excludes our 10% share of average White Cliffs pipeline volumes consisting of 6 MBbls/d, 4 MBbls/d and 3 MBbls/d for the years ended December 31, 2012, 2011 and 2010, respectively.

(4)	Includes affiliate, third-party and equity-investment volumes.

Gathering, treating and transportation throughput decreased by 83 MMcf/d for the year ended December 31, 2012, due to throughput decreases at the Haley, Pinnacle, Hugoton and Dew systems resulting from natural production declines in those areas; throughput decreases at MIGC due to the September 2012 expiration of a firm transportation agreement; and throughput decreases at the Bison facility resulting from reduced drilling activity in the area driven by unfavorable producer economics. These decreases were partially offset by a throughput increase at Wattenberg due to increased drilling behind the system.

Gathering, treating and transportation throughput increased by 140 MMcf/d for the year ended December 31, 2011, primarily due to the startup of the Bison assets in June 2010, and throughput increases at the Wattenberg system due to increased drilling activity in the area. These increases were partially offset by lower throughput at the MIGC system resulting from the January 2011 expiration of certain contracts that were not renewed due to the startup of the third-party owned Bison pipeline, and throughput decreases at the Haley, Pinnacle, Dew and Hugoton systems resulting from natural production declines in those areas.

Processing throughput increased by 225 MMcf/d for the year ended December 31, 2012, primarily due to volumes processed at a plant included in the MGR acquisition under a new contract effective January 2012, with no volumes in the comparable period, and throughput increases at the Chipeta system resulting from increased drilling activity. Processing throughput increased by 147 MMcf/d for the year ended December 31, 2011, primarily due to the additional throughput from the Platte Valley system acquired in February 2011, as well as throughput increases at the Chipeta and Hilight systems, resulting from drilling activity in these areas driven by the relatively high liquid content of the gas volumes produced. These increases were partially offset by lower throughput at the Red Desert complex resulting from volumes being diverted away upon the resumption of a competing plant in 2011 that experienced an outage in 2010.

Equity investment volumes increased by 37 MMcf/d for the year ended December 31, 2012, resulting from higher throughput at the Fort Union system due to producers choosing to route additional gas to reach desired end markets and at the Rendezvous system due to increased third-party drilling activity. Equity investment volumes decreased by 30 MMcf/d for the year ended December 31, 2011, due to lower throughput at the Fort Union system following the startup of the Bison pipeline.

Natural Gas Gathering, Processing and Transportation Revenues

	Year Ended December 31,
thousands except percentages	2012	2011	Δ	2010	Δ
Gathering, processing and transportation of natural gas and natural gas liquids	$321,183	$301,329	7%	$253,273	19%

Gathering, processing and transportation of natural gas and natural gas liquids revenues increased by $19.9 million for the year ended December 31, 2012, primarily due to an increase of $13.4 million at the Chipeta system due to increased volumes, a $13.6 million increase at the Wattenberg system due to increased gathering rates and volumes, and an increase of $5.7 million due to the acquisition of the Platte Valley system in February 2011. These increases were partially offset by decreased revenue of $3.0 million at the Helper system due to a downward rate revision effective April 1, 2012, decreased revenue of $3.0 million at MIGC due to the expiration of firm transportation agreements, decreased revenue of $2.4 million at the Granger system due to diverted volumes, and decreased revenue of $2.8 million due to decreased volumes at the Pinnacle and Dew systems as a result of natural production declines in the area.

Gathering, processing and transportation of natural gas and natural gas liquids revenues increased by $48.1 million for the year ended December 31, 2011, primarily due to the acquisition of the Platte Valley system in February 2011, which resulted in an increase of $23.5 million, the June 2010 startup of the Bison assets, which resulted in an increase of $19.3 million, and increased fee revenue of $15.3 million at the Wattenberg system as a result of changes in affiliate contract terms (from primarily keep-whole and percentage-of-proceeds arrangements to fee-based arrangements), effective July 2010. These increases were partially offset by decreased fee revenue of $8.5 million at MIGC due to the January 2011 expiration of certain contracts, an aggregate decrease of $6.4 million due to decreased volume resulting from natural declines at the Haley, Hugoton and Dew systems and decreased volume processed at the Red Desert complex resulting from volumes being diverted away upon the resumption of a competing plant in 2011 that experienced an outage in 2010.

Natural Gas, Natural Gas Liquids and Condensate Sales

thousands except percentages and per-unit amounts	Year Ended December 31,
	2012	2011	Δ	2010	Δ
Natural gas sales	$101,116	$129,939	(22)%	$91,452	42%
Natural gas liquids sales	377,377	345,375	9%	279,915	23%
Drip condensate sales	29,846	27,069	10%	24,670	10%

Total	$508,339	$502,383	1%	$396,037	27%

Average price per unit:
Natural gas (per Mcf)	$4.24	$5.32	(20)%	$5.17	3%
Natural gas liquids (per Bbl)	$48.22	$47.44	2%	$39.94	19%
Drip condensate (per Bbl)	$75.88	$73.60	3%	$70.50	4%

Including the effects of commodity price swap agreements, total natural gas, natural gas liquids and condensate sales increased by $6.0 million for the year ended December 31, 2012, which consisted of a $32.0 million increase in NGLs sales and a $2.8 million increase in drip condensate sales, partially offset by a $28.8 million decrease in natural gas sales.

For the year ended December 31, 2012, the increase in NGLs sales was primarily due to increases of $10.3 million, $9.2 million, and $3.1 million resulting from higher volumes sold at the Chipeta, Hilight, and Wattenberg systems, respectively; increases of $5.1 million and $2.3 million at the Granger system and Red Desert complex, respectively, due to increased pricing, offset by a decrease in volumes; and an increase of $9.6 million related to volumes processed at a plant included in the MGR acquisition under a new contract effective January 2012, with no volumes in the comparable period. These increases were partially offset by an $8.5 million price-related decrease at the Platte Valley system.

The increase in drip condensate sales for the year ended December 31, 2012, was primarily due to a $2.9 million increase at the Wattenberg system and a $0.7 million increase at the Platte Valley system, both resulting from increased volumes. These increases were partially offset by a $0.8 million decrease at the Hugoton system as a result of lower volumes.

The decrease in natural gas sales was primarily due to a 20% decrease in overall natural gas sales prices and lower sales volumes for a decrease of $17.0 million at the Hilight system, a decrease of $3.8 million at the Red Desert complex, and a decrease of $2.7 million at the Wattenberg system. Also contributing to the overall decrease in natural gas sales was a decline at the Platte Valley system of $3.2 million resulting from price decreases, partially offset by an increase in volumes sold.

Including the effects of commodity price swap agreements, total natural gas, natural gas liquids and condensate sales increased by $106.3 million for the year ended December 31, 2011, which consisted of a $65.5 million increase in NGLs sales, a $38.5 million increase in natural gas sales and a $2.4 million increase in drip condensate sales.

The increase in NGLs sales was primarily due to the acquisition of the Platte Valley system in February 2011, higher throughput at the Chipeta and Hilight systems and increased commodity prices impacting the MGR assets for which commodity price swap agreements were not effective until January 1, 2012. These increases were partially offset by a decrease at the Wattenberg system as a result of changes in affiliate contract terms (from primarily keep-whole and percentage-of-proceeds arrangements to fee-based arrangements), effective July 2010. The increase in natural gas sales was due to a 38% increase in volumes sold, resulting from the acquisition of the Platte Valley system in February 2011, and higher throughput at the Hilight system due to increased third-party drilling in the area. The increase in drip condensate sales was primarily due to a higher average sales price at the Wattenberg and Hugoton systems and Platte Valley sales.

The average natural gas and NGL prices for the year ended December 31, 2012, include the effects of commodity price swap agreements attributable to sales for the Granger, Hilight, Hugoton, Newcastle and Wattenberg systems, and the MGR assets. The average natural gas and NGLs prices for the years ended December 31, 2011 and 2010, include the effects of commodity price swap agreements attributable to sales for the Granger, Hilight, Hugoton, Newcastle and Wattenberg systems. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Equity Income and Other Revenues

	Year Ended December 31,
thousands except percentages	2012	2011	Δ	2010	Δ
Equity income	$16,111	$11,261	43%	$7,628	48%
Other revenues, net	3,807	8,292	(54)%	6,336	31%

Total	$19,918	$19,553	2%	$13,964	40%

Equity income increased by $4.9 million for the year ended December 31, 2012, primarily due to the increase in income from White Cliffs of $3.8 million and from Rendezvous of $0.7 million as a result of increased volumes. Equity income increased by $3.6 million for the year ended December 31, 2011, primarily due to the acquisition of an additional 9.6% interest in White Cliffs in September 2010.

Other revenues, net decreased by $4.5 million for the year ended December 31, 2012, primarily due to indemnity fees associated with volume commitments received in the prior year at the Red Desert complex and Hugoton system, with no comparable activity in the current period, along with changes in gas imbalance positions at the Wattenberg and Hilight systems. Other revenues, net increased by $2.0 million for the year ended December 31, 2011, primarily due to the collection of deficiency fees associated with volume commitments, predominantly associated with MGR gathering agreements.

Cost of Product and Operation and Maintenance Expenses

	Year Ended December 31,
thousands except percentages	2012	2011	Δ	2010	Δ
Cost of product	$336,079	$327,371	3%	$246,476	33%
Operation and maintenance	131,344	119,104	10%	103,887	15%

Total cost of product and operation and maintenance expenses	$467,423	$446,475	5%	$350,363	27%

Including the effects of commodity price swap agreements on purchases, cost of product expense increased by $8.7 million for the year ended December 31, 2012, primarily due to a $22.8 million increase attributable to higher pricing and increases in purchases of NGL volumes at the Chipeta system for an increase of $12.3 million, at the Hilight system for an increase of $6.4 million, and at the Wattenberg system for an increase of $2.1 million. In addition, cost of product expense for NGL purchases increased by $4.7 million for the MGR assets due to commodity price swap agreements beginning January 2012. Partially offsetting the increase in NGL purchases was a $3.5 million decrease at the Platte Valley system due to lower pricing subsequent to its acquisition in February 2011.

Cost of product expense also increased by $4.9 million due to the higher cost of residue purchases at the MGR assets resulting from commodity price swap agreements beginning January 2012, offset by a $15.3 million decrease at the Hilight system due to declines in residue purchase prices. The impact of other gathering purchases and changes in gas imbalance positions decreased cost of product by $2.4 million.

Cost of product expense increased by $80.9 million for the year ended December 31, 2011, primarily consisting of a $51.5 million increase due to increased throughput at the Hilight and Chipeta systems and a $44.4 million increase due to the acquisition of the Platte Valley system. These increases were partially offset by a $9.0 million decrease due to decreased throughput at the Red Desert complex and a $6.2 million decrease due to changes in gas imbalance positions.

Cost of product expense for the year ended December 31, 2012, includes the effects of commodity price swap agreements attributable to purchases for the Granger, Hilight, Hugoton, Newcastle and Wattenberg systems, and for the MGR assets. Cost of product expense for the year ended December 31, 2011, includes the effects of commodity price swap agreements attributable to purchases for the Granger, Hilight, Hugoton, Newcastle, and Wattenberg systems. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Operation and maintenance expense increased by $12.2 million for the year ended December 31, 2012, primarily due to increased contract labor expense of $5.1 million at the Platte Valley and Wattenberg systems, increased expense of $1.1 million related to general equipment for operations and increased maintenance expense at the Wattenberg system, and increased expense of $1.7 million related to plant repairs and turnaround expenses at the Bison facility and Hilight system.

Operation and maintenance expense increased by $15.2 million for the year ended December 31, 2011, primarily due to an increase of $12.1 million resulting from the acquisition of the Platte Valley system and an increase of $3.8 million resulting from the June 2010 startup of the Bison assets, partially offset by a $1.8 million reduction in compressor lease expenses resulting from the purchase of compressors used at the Wattenberg system leased during 2010.

General and Administrative, Depreciation and Other Expenses

	Year Ended December 31,
thousands except percentages	2012	2011	Δ	2010	Δ
General and administrative	$97,066	$39,114	148%	$29,640	32%
Property and other taxes	19,688	16,579	19%	14,273	16%
Depreciation, amortization and impairments	117,261	111,904	5%	91,010	23%

Total general and administrative, depreciation and other expenses	$234,015	$167,597	40%	$134,923	24%

General and administrative expenses increased by $58.0 million for the year ended December 31, 2012, due to an increase of $59.8 million in non-cash compensation expenses primarily attributable to the increase in the value of the outstanding awards under the Incentive Plan from $634.00 per Unit Appreciation Right (“UAR”) to $2,745.00 per UAR and the related increase of $1.2 million in payroll taxes. In addition, corporate and management personnel costs for which we reimbursed Anadarko pursuant to our omnibus agreement increased $3.6 million. These increases were partially offset by a $3.9 million decrease in management fees allocated to the Bison and MGR assets, the agreements for which were discontinued as of the respective dates of contribution, and a $1.2 million decrease in consulting and audit fees.

General and administrative expenses increased by $9.5 million for the year ended December 31, 2011, due to an increase of $7.2 million in non-cash payroll expenses primarily due to an increase in the collective value of awards under the Incentive Plan, from $215.00 per UAR to $634.00 per UAR and an increase of $2.7 million in corporate and management personnel costs for which we reimbursed Anadarko pursuant to the omnibus agreement.

Property and other taxes increased by $3.1 million for the year ended December 31, 2012, primarily due to ad valorem tax increases at the Platte Valley and Wattenberg assets.

Property and other taxes increased by $2.3 million for the year ended December 31, 2011, primarily due to ad valorem tax increases for the Platte Valley, Bison and Wattenberg assets.

Depreciation, amortization and impairments increased by $5.4 million for the year ended December 31, 2012, primarily attributable to the addition of the Platte Valley assets, and depreciation associated with capital projects completed at Wattenberg, Hilight, Chipeta and the Red Desert complex, partially offset by a $3.9 million decrease in impairment expense. The decrease is primarily due to a $6.6 million impairment recognized during 2012 related to a gathering system in central Wyoming and a relocated compressor, as compared to $10.3 million in impairment expense recognized during 2011, related to an indefinitely postponed expansion project at the Red Desert complex and a pipeline included in the MGR acquisition. See Note 7—Property, Plant and Equipment in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Depreciation, amortization and impairments increased by $20.9 million for the year ended December 31, 2011, primarily attributable to the addition of the Platte Valley and Bison assets, depreciation associated with capital projects completed and capitalized at the Wattenberg, Hugoton and Hilight systems, and impairment expense due to the indefinite postponement of an expansion project at the Red Desert complex.

Interest Income, Net – Affiliates and Interest Expense

	Year Ended December 31,
thousands except percentages	2012	2011	Δ	2010	Δ
Interest income on note receivable	$16,900	$16,900	—%	$16,900	—%
Interest income, net on affiliate balances (2)	—	11,660	(100)%	3,343	nm (1)

Interest income, net – affiliates	$16,900	$28,560	(41)%	$20,243	41%

Third parties
Interest expense on long-term debt	$(41,171)	$(20,533)	101%	$(8,530)	141%
Amortization of debt issuance costs and commitment fees (3)	(4,319)	(5,297)	(18)%	(3,340)	59%
Capitalized interest (4)	6,196	420	nm	—	nm
Affiliates
Interest expense on note payable to Anadarko (5)	(2,440)	(4,935)	(51)%	(6,828)	(28)%
Interest expense, net on affiliate balances (6)	(326)	—	nm	—	nm
Credit facility commitment fees	—	—	nm	(96)	(100)%

Interest expense	$(42,060)	$(30,345)	39%	$(18,794)	61%

(1)	Percent change is not meaningful (“nm”).
(2)

Incurred on affiliate balances related to the MGR assets, Bison assets, White Cliffs investment and Wattenberg assets for periods prior to the acquisition of such assets. Beginning December 7, 2011, Anadarko discontinued charging interest on intercompany balances. The outstanding affiliate balances on the Partnership assets prior to their acquisition were entirely settled through an adjustment to net investment by Anadarko.

(3)

For the year ended December 31, 2012, includes $1.1 million of amortization of (i) the original issue discount for the June 2012 offering partially offset by the original issue premium for the October 2012 offering of the 2022 Notes, as defined below, (ii) original issue discount for the 2021 Notes, as defined below, and (iii) underwriters’ fees. For the year ended December 31, 2011, includes $0.5 million of amortization of the original issue discount and underwriters’ fees for the 2021 Notes. See Note 10—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

(4)

For the year ended December 31, 2012, $2.2 million of interest associated with capital projects at Chipeta was capitalized and $3.5 million of interest associated with the construction of the Brasada and Lancaster gas processing facilities was capitalized. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

(5)	In June 2012, the note payable to Anadarko was repaid in full. See Note 10—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.
(6)

Imputed interest expense on the reimbursement payable to Anadarko for certain expenditures incurred in 2011 related to the construction of the Brasada and Lancaster plants. During the year ended December 31, 2012, the reimbursement payable to Anadarko related to the construction of the Brasada and Lancaster plants was repaid. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Interest expense increased by $11.7 million for the year ended December 31, 2012, primarily due to interest expense incurred on the $670.0 million aggregate principal amount of 4.000% Senior Notes due 2022 (the “2022 Notes”), partially offset by increased capitalized interest associated with the construction of a second cryogenic train at the Chipeta plant and a decrease in interest expense on the note payable to Anadarko. See Note 10—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Item 8 of Form 10-K).

Interest expense increased by $11.6 million for the year ended December 31, 2011, due to interest expense incurred on the $500.0 million aggregate principal amount of 5.375% Senior Notes due 2021 (the “2021 Notes”) issued in May 2011, as well as $1.3 million of accelerated amortization expense related to the early repayment of the Wattenberg term loan (as defined in Liquidity and Capital Resources within this Item 7) in March 2011. The increase was partially offset by lower interest expense on amounts outstanding on our RCF during 2011, a decrease in interest expense on the note payable to Anadarko which was amended in December 2010, reducing the interest rate from 4.00% to 2.82% for the remainder of the term, and the repayment of the Wattenberg term loan.

Other Income (Expense), Net

	Year Ended December 31,
thousands except percentages	2012	2011	Δ	2010	Δ
Other income (expense), net	$292	$(44)	nm	$(538)	(92)%

For the year ended December 31, 2012, other income (expense), net was primarily comprised of $1.6 million of interest income related to the capital lease component of a processing agreement assumed in connection with the MGR acquisition, primarily offset by a realized loss of $1.7 million resulting from U.S. Treasury Rate lock agreements settled simultaneously with our June 2012 issuance of the 2022 Notes (see Note 10—Debt and Interest Expense included in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K). For the year ended December 31, 2011, other income (expense), net was primarily comprised of a $1.9 million loss realized upon termination of an interest-rate swap agreement in May 2011, concurrent with the issuance of the 2021 Notes. For the year ended December 31, 2010, other income (expense), net was primarily comprised of a $2.4 million loss realized upon termination of financial agreements entered into in April 2010 to fix the underlying 10-year Treasury rates with respect to a potential note issuance that was not realized. For each of the years ended December 31, 2011 and 2010, the aforementioned loss amounts were partially offset by $1.6 million of interest income related to the capital lease component discussed above.

Income Tax Expense

	Year Ended December 31,
thousands except percentages	2012	2011	Δ	2010	Δ
Income before income taxes	$123,134	$207,364	(41)%	$178,899	16%
Income tax expense	1,258	19,018	(93)%	21,702	(12)%
Effective tax rate	1%	9%		12%

We are not a taxable entity for U.S. federal income tax purposes, although the portion of our income apportionable to Texas is subject to Texas margin tax. For the periods presented, our variance from the federal statutory rate, which is zero percent as a non-taxable entity, is primarily due to federal and state taxes on pre-acquisition income attributable to Partnership assets acquired from Anadarko and our share of Texas margin tax.

Income attributable to (a) the MGR assets prior to and including January 2012, (b) the Bison assets prior to and including June 2011, (c) the Wattenberg assets prior to and including July 2010 and (d) the Granger assets prior to and including January 2010, were subject to federal and state income tax. Income earned by the MGR, Bison, Wattenberg and Granger assets for periods subsequent to January 2012, June 2011, July 2010 and January 2010, respectively, was subject only to Texas margin tax on the portion of their incomes apportionable to Texas.

Noncontrolling Interests

	Year Ended December 31,
thousands except percentages	2012	2011	Δ	2010	Δ
Net income attributable to noncontrolling interests	$14,890	$14,103	6%	$11,005	28%

For the years ended December 31, 2012 and 2011, net income attributable to noncontrolling interests increased by $0.8 million and $3.1 million, respectively, primarily due to higher volumes at the Chipeta system. For the year ended December 31, 2012, the increase was partially offset by the acquisition of Anadarko’s then remaining 24% membership interest in Chipeta in August 2012. See Note 2—Acquisitions included in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

KEY PERFORMANCE METRICS

thousands except percentages and gross margin per Mcf	Year Ended December 31,
	2012	2011	Δ	2010	Δ
Gross margin	$513,361	$495,894	4%	$416,798	19%
Gross margin per Mcf (1)	0.53	0.55	(4)%	0.51	8%
Gross margin per Mcf attributable to Western Gas Partners, LP (1) (2)	0.55	0.58	(5)%	0.54	7%
Adjusted EBITDA attributable to Western Gas Partners, LP (3)	327,690	324,323	1%	265,024	22%
Distributable cash flow (3)	$264,435	$281,975	(6)%	$237,769	19%

(1)

Average for period. Calculated as gross margin (total revenues less cost of product) divided by total throughput (excluding throughput measured in barrels), including 100% of gross margin and volumes attributable to Chipeta, our 14.81% interest in income and volumes attributable to Fort Union and our 22% interest in income and volumes attributable to Rendezvous. Gross margin also includes 100% of gross margin attributable to our NGL pipelines and our 10% interest in income attributable to White Cliffs.

(2)	Excludes the noncontrolling interest owners’ proportionate share of revenues, cost of product and throughput.
(3)

For reconciliations of Adjusted EBITDA and Distributable cash flow to their most directly comparable financial measures calculated and presented in accordance with GAAP, please read the descriptions above under the caption Reconciliation to GAAP measures under Non-GAAP financial measures.

Gross margin and Gross margin per Mcf. Gross margin increased by $17.5 million for the year ended December 31, 2012, primarily due to higher margins at the Wattenberg and Chipeta systems due to increases in volumes sold (including the impact of commodity price swap agreements at the Wattenberg system); higher margins driven by volumes processed at a plant included in the MGR acquisition under a new contract effective January 2012, with no volumes in the comparable period; and an increase in volumes at White Cliffs. These increases were partially offset by lower gross margins at the Red Desert complex due to higher prices in 2011, as we entered into commodity price swap agreements associated with the MGR acquisition that became effective in January 2012. Gross margin increases were also partially offset by lower gross margins at the Hugoton system due to decreased drip condensate volumes sold.

Gross margin increased by $79.1 million for the year ended December 31, 2011, primarily due to the acquisition of the Platte Valley system; the startup of the Bison assets in June 2010; higher margins at the Wattenberg and Chipeta systems (including the impact of commodity price swap agreements at the Wattenberg system), due to an increase in volumes; higher margins at our Red Desert complex due to increased NGL prices during 2011; and the increase in our interest in White Cliffs from 0.4% to 10% in September 2010. These increases were partially offset by lower gross margin at the MIGC system due to the expiration of certain firm transportation contracts in January 2011, and lower gross margins at the Haley and Hugoton systems due to naturally declining production volumes.

For the year ended December 31, 2012, gross margin per Mcf decreased by $0.02, primarily due to a decrease in volumes sold at the Red Desert complex coupled with an increase in cost of product as a result of commodity price swap agreements associated with the MGR acquisition which became effective in January 2012, partially offset by increases associated with growth in certain of our lower-margin assets.

For the year ended December 31, 2011, gross margin per Mcf increased by 8% and gross margin attributable to Western Gas Partners, LP increased by 7%, primarily due to higher margins combined with lower volumes at our Red Desert complex as noted above, the acquisition of the Platte Valley system in 2011, and changes in the throughput mix of our portfolio.

Adjusted EBITDA. Adjusted EBITDA increased by $3.4 million for the year ended December 31, 2012, primarily due to a $21.3 million increase in total revenues excluding equity income, a $4.7 million increase in distributions from equity investees, and a $1.8 million decrease in general and administrative expenses excluding non-cash equity-based compensation. These increases were partially offset by a $12.2 million increase in operation and maintenance expenses, an $8.7 million increase in cost of product, a $3.1 million increase in property and other tax expense, and a $0.8 million increase in net income attributable to noncontrolling interests.

Adjusted EBITDA increased by $59.3 million for the year ended December 31, 2011, primarily due to a $156.4 million increase in total revenues excluding equity income, partially offset by an $80.9 million increase in cost of product, a $15.2 million increase in operation and maintenance expenses and a $0.6 million increase in general and administrative expenses, excluding non-cash equity-based compensation and expenses in excess of the 2010 omnibus cap.

Distributable cash flow. Distributable cash flow decreased by $17.5 million for the year ended December 31, 2012, primarily due to a $17.2 million increase in net cash paid for interest expense, a $3.4 million increase in cash paid for maintenance capital expenditures and a $0.3 million increase in cash paid for income taxes, partially offset by the $3.4 million increase in Adjusted EBITDA.

Distributable cash flow increased by $44.2 million for the year ended December 31, 2011, primarily due to the $59.3 million increase in Adjusted EBITDA and a $0.3 million decrease in cash paid for income taxes, partially offset by a $12.0 million increase in net cash paid for interest expense and a $3.4 million increase in cash paid for maintenance capital expenditures.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash requirements are for acquisitions and other capital expenditures, debt service, customary operating expenses, quarterly distributions to our limited partners and general partner, and distributions to our noncontrolling interest owner. Our sources of liquidity as of December 31, 2012, included cash and cash equivalents, cash flows generated from operations, including interest income on our $260.0 million note receivable from Anadarko, available borrowing capacity under our RCF, and issuances of additional equity or debt securities. We believe that cash flows generated from these sources will be sufficient to satisfy our short-term working capital requirements and long-term maintenance and expansion capital expenditure requirements. The amount of future distributions to unitholders will depend on our results of operations, financial condition, capital requirements and other factors, and will be determined by the board of directors of our general partner on a quarterly basis. Due to our cash distribution policy, we expect to rely on external financing sources, including equity and debt issuances, to fund expansion capital expenditures, and fund future acquisitions. However, to limit interest expense, we may use operating cash flows to fund expansion capital expenditures or acquisitions, which could result in subsequent borrowings under our RCF to pay distributions or fund other short-term working capital requirements.

Our partnership agreement requires that we distribute all of our available cash (as defined in the partnership agreement) to unitholders of record on the applicable record date within 45 days of the end of each quarter. We have made cash distributions to our unitholders each quarter since our IPO and have increased our quarterly distribution each quarter since the second quarter of 2009. On January 21, 2013, the board of directors of our general partner declared a cash distribution to our unitholders of $0.52 per unit, or $65.7 million in aggregate, including incentive distributions. The cash distribution was paid on February 12, 2013, to unitholders of record at the close of business on February 1, 2013.

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

Working capital. As of December 31, 2012, we had $308.1 million of working capital, which we define as the amount by which current assets exceed current liabilities. Working capital is an indication of our liquidity and potential need for short-term funding. Our working-capital requirements are driven by changes in accounts receivable and accounts payable and factors such as credit extended to, and the timing of collections from, our customers, and the level and timing of our spending for maintenance and expansion activity.

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

Capital expenditures in the consolidated statements of cash flows reflect capital expenditures on a cash basis, when payments are made. Capital incurred is presented on an accrual basis. Capital expenditures as presented in the consolidated statements of cash flows and capital incurred were as follows:

	Year Ended December 31,
thousands	2012	2011	2010
Acquisitions	$611,719	$330,794	$752,827

Expansion capital expenditures	$426,808	$114,557	$113,100
Maintenance capital expenditures	32,498	28,389	24,900

Total capital expenditures (1)	$459,306	$142,946	$138,000

Capital incurred (2)	$528,409	$148,348	$143,223

(1)

Capital expenditures for the year ended December 31, 2012, included $6.2 million of capitalized interest. Capital expenditures included the noncontrolling interest owners’ share of Chipeta’s capital expenditures, funded by contributions from the noncontrolling interest owners for all periods presented. Capital expenditures for the years ended December 31, 2011 and 2010, included $13.3 million and $101.2 million, respectively, of pre-acquisition capital expenditures for the MGR, Bison, Wattenberg and Granger assets.

(2)

Capital incurred for the year ended December 31, 2012, included $6.2 million of capitalized interest. Capital incurred for the years ended December 31, 2011 and 2010, included $11.6 million and $105.0 million, respectively, of pre-acquisition capital incurred for the MGR, Bison, Wattenberg and Granger assets and included the noncontrolling interest owners’ share of Chipeta’s capital incurred, funded by contributions from the noncontrolling interest owners.

Acquisitions included Anadarko’s remaining 24% membership interest in Chipeta, and the MGR, Bison, Platte Valley, White Cliffs, Wattenberg and Granger acquisitions as outlined in Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Capital expenditures, excluding acquisitions, increased by $316.4 million for the year ended December 31, 2012. Expansion capital expenditures increased by $312.3 million for the year ended December 31, 2012, primarily due to an increase of $189.3 million related to the construction of the Brasada and Lancaster gas processing facilities, $127.3 million in expenditures at our Wattenberg, Chipeta, and Platte Valley systems and at the Red Desert complex, and $6.2 million of capitalized interest expense. These increases were partially offset by a $7.2 million decrease related to the Bison assets due to the continued startup costs incurred in early 2011, and a $1.2 million decrease at the Granger complex. Maintenance capital expenditures increased by $4.1 million, primarily as a result of increased expenditures of $5.3 million due to higher well connects at the Platte Valley and Haley systems as well as the Red Desert complex, partially offset by $2.3 million in 2011 improvements at the Hugoton system.

Capital expenditures, excluding acquisitions, increased by $4.9 million for the year ended December 31, 2011. Expansion capital expenditures increased by $1.5 million for the year ended December 31, 2011, including an increase of $39.5 million in expenditures primarily at our Chipeta, Bison, Hilight and Wattenberg systems, partially offset by the purchase of previously leased compressors at the Wattenberg system during the year ended December 31, 2010, for $37.5 million. Maintenance capital expenditures increased by $3.5 million, primarily as a result of maintenance projects at the Wattenberg system and higher well connects at the Hilight system, partially offset by fewer well connections at the Haley and Hugoton systems in 2011, and improvements at the Granger system completed during 2010.

We estimate our total capital expenditures for the year ending December 31, 2013, including our 75% share of Chipeta’s capital expenditures and excluding acquisitions, to be $550 million to $600 million and our maintenance capital expenditures to be approximately 5% to 10% of total capital expenditures. Expected 2013 capital projects include the continued construction of new cryogenic processing plants in Northeast Colorado and South Texas. Our future expansion capital expenditures may vary significantly from period to period based on the investment opportunities available to us, which are dependent, in part, on the drilling activities of Anadarko and third-party producers. We expect to fund future capital expenditures from cash flows generated from our operations, interest income from our note receivable from Anadarko, borrowings under our RCF, the issuance of additional partnership units or debt offerings.

Historical cash flow. The following table and discussion presents a summary of our net cash flows provided by (used in) operating activities, investing activities and financing activities:

	Year Ended December 31,
thousands	2012	2011	2010
Net cash provided by (used in):
Operating activities	$246,673	$327,171	$263,749
Investing activities	(1,071,127)	(472,951)	(885,507)
Financing activities	1,017,876	345,265	578,848

Net increase (decrease) in cash and cash equivalents	$193,422	$199,485	$(42,910)

Operating Activities. For expanded discussion, refer to Operating Results within this Item 7. Net cash provided by operating activities decreased by $80.5 million for the year ended December 31, 2012, primarily due to the following items:

•

a $57.7 million increase in general and administrative expenses, excluding an increase of $0.2 million of non-cash equity-based compensation expense under the Anadarko Incentive Plans and the LTIP, primarily due to the vesting and settlement of the Incentive Plan awards during the fourth quarter of 2012;

•	a decrease of $16.9 million of working capital changes and other items, net, due to accruals of expected future operating cash receipts and cash payments;

•

a $12.5 million increase in interest expense, primarily due to the 2022 Notes offering in June 2012 and October 2012, excluding a decrease of $0.8 million of debt-related amortization expense and other items, net;

•	a $12.2 million increase in operation and maintenance expense;

•	an $11.7 million decrease in interest income related to Bison and MGR affiliate balances for periods prior to our acquisition of such assets from Anadarko in July 2011 and January 2012, respectively;

•

an $8.7 million increase in cost of product expense, due to increased processing throughput as a result of increased drilling activity in certain of WES’s operating areas, partially offset by pricing received at Platte Valley; and

•	a $3.1 million increase in property and other taxes expense.

  The impact of the above items was partially offset by the following:

•

a $21.3 million increase in revenues, excluding equity income, due to increased processing throughput as a result of increased drilling activity in certain of our operating areas, increased average commodity prices pursuant to commodity price swap agreements and the addition of the Platte Valley assets in March 2011;

•	a $15.9 million decrease in current income tax expense, due to income earned by assets acquired from Anadarko being subject to federal and state income tax prior to our acquisition;

•	a $4.9 million increase in equity income, due to the increase in income from White Cliffs and Rendezvous; and

•	a $0.3 million increase in other income (expense), net.

  Net cash provided by operating activities increased by $63.4 million for the year ended December 31, 2011, primarily due to the following items:

•

a $156.4 million increase in revenues, excluding equity income, as a result of increased drilling activity in certain of our operating areas, increased average commodity prices pursuant to commodity price swap agreements and the addition of the Platte Valley assets in March 2011; and

•	an increase of $16.0 million of working capital changes and other items, net, due to accruals of expected future operating cash receipts and cash payments.

  The impact of these items was partially offset by the following:

•

an $80.9 million increase in cost of product expense, due to increased processing throughput as a result of increased drilling activity in certain of our operating areas and additional throughput from the Platte Valley assets beginning in March 2011;

•	a $15.2 million increase in operation and maintenance expenses, also due to the addition of the Platte Valley system in March 2011, as well as the June 2010 startup of the Bison assets;

•	a $10.1 million increase in interest expense, excluding debt-related amortization expense, primarily due to the 2021 Notes offering in May 2011;

•

a $4.3 million increase in current income tax expense, due to income earned by assets acquired from Anadarko in 2011 being subject to higher federal and state income tax for the 2011 pre-acquisition period as compared to 2010; and

•

a $2.3 million increase in property and other tax expense, primarily due to ad valorem taxes for the Platte Valley, Bison and Wattenberg assets beginning in March 2011, July 2011, and August 2010, respectively.

Investing Activities. Net cash used in investing activities for the year ended December 31, 2012, included the following:

•	$459.3 million of capital expenditures;

•	$458.6 million of cash paid for the MGR acquisition;

•	$128.3 million of cash paid for the additional 24% membership interest in Chipeta; and

•	$24.7 million of cash paid for equipment purchases from Anadarko.

Net cash used in investing activities for the year ended December 31, 2011, included the following:

•	$302.0 million of cash paid for the Platte Valley acquisition;

•	$142.9 million of capital expenditures;

•	$25.0 million of cash paid for the Bison acquisition; and

•	$3.8 million for equipment purchases from Anadarko.

Net cash used in investing activities for the year ended December 31, 2010, included the following:

•	$473.1 million paid for the Wattenberg acquisition;

•	$241.7 million of cash paid for the Granger acquisition;

•	$138.0 million of capital expenditures;

•	$38.0 million paid for the White Cliffs acquisition; and

•	a $5.6 million offset related to proceeds from the sale of idle compressors to Anadarko and the sale of an idle refrigeration unit at the Granger system to a third party.

Financing Activities. Net cash provided by financing activities for the year ended December 31, 2012, included the following:

•	$409.4 million of net proceeds from common and general partner units sold in connection with the closing of the WGP IPO;

•

$511.3 million and $156.4 million of net proceeds from our 2022 Notes offerings in June 2012 and October 2012, respectively, after original issue premiums and discounts, underwriting discounts and offering costs;

•	$299.0 million of borrowings to fund the MGR acquisition; and

•	$216.4 million of net proceeds from our June 2012 equity offering.

  Proceeds from our 2022 Notes offering were used to repay amounts outstanding under our RCF and our note payable to Anadarko.

  Net contributions from Anadarko attributable to intercompany balances were $85.4 million during 2012, representing the compensation expense allocated to us since the inception of the Incentive Plan and the settlement of intercompany transactions attributable to the Bison assets.

Net cash provided by financing activities for the year ended December 31, 2011, included the following:

•	$493.9 million of net proceeds from our 2021 Notes offering in May 2011, after underwriting and original issue discounts and offering costs;

•	$303.0 million of borrowings to fund the Platte Valley acquisition;

•	$250.0 million repayment of the Wattenberg term loan (described below) using borrowings from our RCF;

•	$202.8 million of net proceeds from our September 2011 equity offering; and

•	$132.6 million of net proceeds from our March 2011 equity offering.

  Proceeds from our 2021 Notes offering and our March 2011 equity offering were used to repay $619.0 million of borrowings outstanding under our RCF.

  Net distributions to Anadarko attributable to pre-acquisition intercompany balances were $53.0 million during 2011, representing the net non-cash settlement of intercompany transactions attributable to the MGR and Bison assets.

Net cash provided by financing activities for the year ended December 31, 2010, included the following:

•	$450.0 million of borrowings to partially fund the Wattenberg acquisition;

•	$210.0 million to partially fund the Granger acquisition;

•	$246.7 million of net proceeds from our November 2010 equity offering; and

•	$99.1 million of net proceeds from our May 2010 equity offering.

  Proceeds from our May 2010 and November 2010 equity offerings were used to repay $361.0 million of borrowings outstanding under our RCF.

  Net contributions from Anadarko attributable to pre-acquisition intercompany balances were $39.4 million during 2010, representing the net non-cash settlement of intercompany transactions attributable to the Granger, Wattenberg, Bison and MGR assets.

  For the years ended December 31, 2012, 2011 and 2010, we paid $197.9 million, $140.1 million and $94.2 million, respectively, of cash distributions to our unitholders. Contributions from noncontrolling interest owners to Chipeta totaled $29.1 million, $33.6 million and $2.1 million during the years ended December 31, 2012 , 2011 and 2010, respectively, primarily for expansion of the cryogenic units and plant construction. Distributions from Chipeta to noncontrolling interest owners totaled $17.3 million, $17.5 million and $13.2 million for the years ended December 31, 2012, 2011 and 2010, respectively, representing the distributions for the four preceding quarterly periods ended September 30th of the respective year.

Debt and credit facility. As of December 31, 2012, the carrying value of our outstanding debt consisted of $673.6 million of the 2022 Notes and $494.7 million of the 2021 Notes. See Note 10—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Senior Notes. In June 2012, we completed the offering of $520.0 million aggregate principal amount of 4.000% Senior Notes due 2022 at a price to the public of 99.194% of the face amount. In October 2012, we issued an additional $150.0 million in aggregate principal amount of 4.000% Senior Notes due 2022 at a price to the public of 105.178% of the face amount. The additional notes were issued under the same indenture as, and as a single class of securities with, the June 2012 issuance. The notes issued in June 2012 and in October 2012 are referred to as the “2022 Notes.” Including the effects of the issuance discount for the June 2012 offering, the issuance premium for the October 2012 offering, and underwriting discounts, the effective interest rate of the 2022 Notes was 4.040%. Interest is paid semi-annually on January 1 and July 1 of each year. Proceeds (net of underwriting discounts of $4.4 million and debt issuance costs) were used to repay all amounts then outstanding under our RCF and the $175.0 million note payable to Anadarko (see below), with the remaining net proceeds used for general partnership purposes.

  The 2022 Notes mature on July 1, 2022, unless redeemed at a redemption price that includes a make-whole premium. We may redeem the 2022 Notes in whole or in part, at any time before April 1, 2022, at a redemption price equal to the greater of (i) 100% of the principal amount of the 2022 Notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest on such 2022 Notes (exclusive of interest accrued to the redemption date) discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate (as defined in the indenture governing the 2022 Notes) plus 37.5 basis points, plus, in either case, accrued and unpaid interest, if any, on the principal amount being redeemed to such redemption date. On or after April 1, 2022, the 2022 Notes may be redeemed, at any time in whole, or from time to time in part, at a price equal to 100% of the principal amount of the 2022 Notes to be redeemed, plus accrued interest on the 2022 Notes to be redeemed to the date of redemption.

  In May 2011, we completed the offering of the 2021 Notes at a price to the public of 98.778% of the face amount. Including the effects of the issuance and underwriting discounts, the effective interest rate is 5.648%. Interest on the 2021 Notes is paid semi-annually on June 1 and December 1 of each year. Proceeds from the offering of the 2021 Notes (net of the underwriting discount of $3.3 million and debt issuance costs) were used to repay the then-outstanding balance on the Partnership’s RCF, with the remainder used for general partnership purposes. Upon issuance, the 2021 Notes were fully and unconditionally guaranteed on a senior unsecured basis by each of our wholly owned subsidiaries (the “Subsidiary Guarantors”). The Subsidiary Guarantors’ guarantees were immediately released on June 13, 2012, upon the Subsidiary Guarantors becoming released from their obligations under our RCF, as discussed below.

The 2021 Notes mature on June 1, 2021, unless redeemed at a redemption price that includes a make-whole premium. We may redeem the 2021 Notes in whole or in part, at any time before March 1, 2021, at a redemption price equal to the greater of (i) 100% of the principal amount of the 2021 Notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest on such 2021 Notes (exclusive of interest accrued to the redemption date) discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate (as defined in the indenture governing the 2021 Notes) plus 40 basis points, plus, in either case, accrued and unpaid interest, if any, on the principal amount being redeemed to such redemption date. On or after March 1, 2021, the 2021 Notes may be redeemed, at any time in whole, or from time to time in part, at a price equal to 100% of the principal amount of the 2021 Notes to be redeemed, plus accrued interest on the 2021 Notes to be redeemed to the date of redemption.

The indentures governing the 2022 Notes and the 2021 Notes contain customary events of default including, among others, (i) default for 30 days in the payment of interest when due; (ii) default in payment, when due, of principal of or premium, if any, at maturity, upon redemption or otherwise; and (iii) certain events of bankruptcy or insolvency. The indentures also contain covenants that limit, among other things, our ability, as well as that of certain of our subsidiaries, to (i) create liens on our principal properties; (ii) engage in sale and leaseback transactions; and (iii) merge or consolidate with another entity or sell, lease or transfer substantially all of our properties or assets to another entity. At December 31, 2012, we were in compliance with all covenants under the indentures.

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

Revolving credit facility. In March 2011, we entered into an amended and restated $800.0 million senior unsecured RCF and borrowed $250.0 million under the RCF to repay the Wattenberg term loan (described below). The RCF amended and restated a $450.0 million credit facility, which was originally entered into in October 2009. The RCF matures in March 2016 and bears interest at London Interbank Offered Rate (“LIBOR”) plus applicable margins currently ranging from 1.30% to 1.90%, or an alternate base rate equal to the greatest of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 0.5%, or (c) LIBOR plus 1%, in each case plus applicable margins currently ranging from 0.30% to 0.90%. The interest rate was 1.71% and 1.80% at December 31, 2012 and 2011, respectively. We are also required to pay a quarterly facility fee currently ranging from 0.20% to 0.35% of the commitment amount (whether used or unused), based upon our senior unsecured debt rating. The facility fee rate was 0.25% at December 31, 2012 and 2011.

On June 13, 2012, following the receipt of a second investment grade rating as defined in the RCF, the guarantees provided by our wholly owned subsidiaries were released, and we are no longer subject to certain of the restrictive covenants associated with the RCF, including the maintenance of an interest coverage ratio and adherence to covenants that limit, among other things, our ability, and that of certain of our subsidiaries, to dispose of assets and make certain investments or payments. The RCF continues to contain certain covenants that limit, among other things, our ability, and that of certain of our subsidiaries, to incur additional indebtedness, grant certain liens, merge, consolidate or allow any material change in the character of our business, enter into certain affiliate transactions and use proceeds other than for partnership purposes. The RCF also contains various customary covenants, customary events of default and a maximum consolidated leverage ratio as of the end of each fiscal quarter (which is defined as the ratio of consolidated indebtedness as of the last day of a fiscal quarter to Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“Consolidated EBITDA”) for the most recent four consecutive fiscal quarters ending on such day) of 5.0 to 1.0, or a consolidated leverage ratio of 5.5 to 1.0 with respect to quarters ending in the 270-day period immediately following certain acquisitions. As of December 31, 2012, we had no outstanding borrowings and $6.7 million in outstanding letters of credit issued under our $800.0 million RCF. At December 31, 2012, we were in compliance with all remaining covenants under the RCF.

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

Registered securities. We may issue an indeterminate amount of common units and various debt securities under our effective shelf registration statements on file with the U.S. Securities and Exchange Commission.

In August 2012, we filed a registration statement with the SEC authorizing the issuance of up to $125.0 million of our common units in amounts, at prices and on terms to be determined by market conditions and other factors at the time of our offerings. As of December 31, 2012, we had not issued any common units under this registration statement.

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

We are dependent upon a single producer, Anadarko, for the substantial majority of our natural gas volumes, and we do not maintain a credit limit with respect to Anadarko. Consequently, we are subject to the risk of non-payment or late payment by Anadarko for gathering, processing and transportation fees and for proceeds from the sale of residue, NGLs and condensate to Anadarko.

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

CONTRACTUAL OBLIGATIONS

The following is a summary of our contractual cash obligations as of December 31, 2012. The table below excludes amounts classified as current liabilities on the consolidated balance sheets, other than the current portions of the categories listed within the table. It is expected that the majority of the excluded current liabilities will be paid in cash in 2013.

	Obligations by Period
thousands	2013	2014	2015	2016	2017	Thereafter	Total
Long-term debt
Principal	$—	$—	$—	$—	$—	$1,170,000	$1,170,000
Interest	53,161	53,143	53,124	53,105	53,084	210,648	476,265
Asset retirement obligations	1,711	184	1,490	119	—	62,942	66,446
Capital expenditures	55,878	—	—	—	—	—	55,878
Credit facility fees	2,000	2,000	2,000	460	—	—	6,460
Environmental obligations	799	485	485	171	171	541	2,652
Operating leases	235	169	169	169	169	42	953

Total	$113,784	$55,981	$57,268	$54,024	$53,424	$1,444,173	$1,778,654

Debt and credit facility fees. For additional information on notes payable and credit facility fees required under our RCF, see Note 10—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Asset retirement obligations. When assets are acquired or constructed, the initial estimated asset retirement obligation is recognized in an amount equal to the net present value of the settlement obligation, with an associated increase in properties and equipment. Revisions to estimated asset retirement obligations can result from revisions to estimated inflation rates and discount rates, changes in retirement costs and the estimated timing of settlement. For additional information see Note 9—Asset Retirement Obligations in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Capital expenditures. Included in this amount are capital obligations related to our expansion projects. We have other planned capital and investment projects that are discretionary in nature, with no substantial contractual obligations made in advance of the actual expenditures. See Note 11—Commitments and Contingencies in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Environmental obligations. We are subject to various environmental-remediation obligations arising from federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. We regularly monitor the remediation and reclamation process and the liabilities recorded and believe that the amounts reflected in our recorded environmental obligations are adequate to fund remedial actions to comply with present laws and regulations. For additional information on environmental obligations, see Note 11—Commitments and Contingencies in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Operating leases. Anadarko, on our behalf, has entered into lease agreements for corporate offices, shared field offices and a warehouse supporting our operations, for which it charges us rent. The amounts above represent existing contractual operating lease obligations that may be assigned or otherwise charged to us pursuant to the reimbursement provisions of the omnibus agreement. See Note 11—Commitments and Contingencies in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

For additional information on contracts, obligations and arrangements we enter into from time to time, see Note 5—Transactions with Affiliates and Note 11—Commitments and Contingencies in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of consolidated financial statements in accordance with GAAP requires our management to make informed judgments and estimates that affect the amounts of assets and liabilities as of the date of the financial statements and affect the amounts of revenues and expenses recognized during the periods reported. On an ongoing basis, management reviews its estimates, including those related to the determination of properties and equipment, asset retirement obligations, litigation, environmental liabilities, income taxes and fair values. Although these estimates are based on management’s best available knowledge of current and expected future events, changes in facts and circumstances or discovery of new information may result in revised estimates, and actual results may differ from these estimates. Management considers the following to be its most critical accounting estimates that involve judgment and discusses the selection and development of these estimates with the audit committee of our general partner. For additional information concerning our accounting policies, see Note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Depreciation. Depreciation expense is generally computed using the straight-line method over the estimated useful life of the assets. Determination of depreciation expense requires judgment regarding the estimated useful lives and salvage values of property, plant and equipment. As circumstances warrant, depreciation estimates are reviewed to determine if any changes in the underlying assumptions are necessary. The weighted average life of our long-lived assets is approximately 23 years. If the depreciable lives of our assets were reduced by 10%, we estimate that annual depreciation expense would increase by approximately $13.6 million, which would result in a corresponding reduction in our operating income.

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

In assessing long-lived assets for impairments, our management evaluates changes in our business and economic conditions and their implications for recoverability of the assets’ carrying amounts. Since a significant portion of our revenues arises from gathering, processing and transporting the natural gas production from Anadarko-operated properties, significant downward revisions in reserve estimates or changes in future development plans by Anadarko, to the extent they affect our operations, may necessitate assessment of the carrying amount of our affected assets for recoverability. Such assessment requires application of judgment regarding the use and ultimate disposition of the asset, long-range revenue and expense estimates, global and regional economic conditions, including commodity prices and drilling activity by our customers, as well as other factors affecting estimated future net cash flows. The measure of impairments to be recognized, if any, depends upon management’s estimate of the asset’s fair value, which may be determined based on the estimates of future net cash flows or values at which similar assets were transferred in the market in recent transactions, if such data is available.

During the fourth quarter of 2012, we recognized a $6.0 million impairment related to a gathering system in central Wyoming that was impaired to its estimated fair value using Level 3 fair-value inputs. Also in the fourth quarter of 2012, an impairment of $0.6 million was recognized for the original installation costs on a compressor relocated within our operating assets.

During the year ended December 31, 2011, we recognized a $7.3 million impairment related to certain equipment and materials. The costs of the equipment and materials, previously capitalized as assets under construction and related to a Red Desert complex expansion project, were deemed no longer recoverable as the expansion project was indefinitely postponed by Anadarko management. Subsequent to the project evaluation and impairment, the remaining fair value of the equipment and materials was reclassified from within property, plant and equipment to other assets on the consolidated balance sheet and was approximately $10.6 million as of December 31, 2011. Also during 2011, following an evaluation of future cash flows, an impairment of $3.0 million was recognized for a transportation pipeline that was impaired to its estimated fair value using Level 3 fair-value inputs.

During the year ended December 31, 2010, we recognized a $0.6 million impairment related to a compressor sold during the year to a third party, and a $0.3 million impairment due to cancelled capital projects and additional costs recorded on a project previously impaired to salvage value.

Impairments of goodwill. Goodwill represents the allocated portion of Anadarko’s midstream goodwill attributed to the assets we have acquired from Anadarko. The carrying value of Anadarko’s midstream goodwill represents the excess of the purchase price of an entity over the estimated fair value of the identifiable assets acquired and liabilities assumed by Anadarko. Accordingly, our goodwill balance does not reflect, and in some cases is significantly higher than, the difference between the consideration paid by us for acquisitions from Anadarko compared to the fair value of the net assets acquired.

We evaluate whether goodwill has been impaired annually as of October 1, unless facts and circumstances make it necessary to test more frequently. Accounting standards require that goodwill be assessed for impairment at the reporting unit level. Management has determined that we have one operating segment and two reporting units: (i) gathering and processing and (2) transportation. The carrying value of goodwill as of December 31, 2012, was $83.1 million for the gathering and processing reporting unit and $4.8 million for the transportation reporting unit.

The first step in assessing whether an impairment of goodwill is necessary is an optional qualitative assessment to determine the likelihood of whether the fair value of the reporting unit is greater than its carrying amount. If we conclude that the fair value of the reporting unit more than likely exceeds the related carrying amount, then goodwill is not impaired and further testing is not necessary. If the qualitative assessment is not performed or indicates the fair value of the reporting unit may be less than its carrying amount, we would compare the estimated fair value of the reporting unit to which goodwill is assigned to the carrying amount of the associated net assets, including goodwill, and determine whether an impairment is necessary. In this manner, estimating the fair value of our reporting units was not necessary based on the evaluation as of October 1, 2012. However, fair-value estimates of our reporting units may be required for goodwill impairment testing in the future, and if the carrying amount of a reporting unit exceeds its fair value, goodwill is written down to the implied fair value through a charge to operating expense based on a hypothetical purchase price allocation.

Because quoted market prices for our reporting units are not available, management must apply judgment in determining the estimated fair value of reporting units for purposes of performing the goodwill impairment test, when necessary. Management uses information available to make these fair value estimates, including market multiples of earnings before interest, taxes, depreciation, and amortization (“EBITDA”). Specifically, our management estimates fair value by applying an estimated multiple to projected 2013 EBITDA. Management considered observable transactions in the market, as well as trading multiples for peers, to determine an appropriate multiple to apply against our projected EBITDA. A lower fair value estimate in the future for any of our reporting units could result in a goodwill impairment. Factors that could trigger a lower fair-value estimate include sustained price declines, throughput declines, cost increases, regulatory or political environment changes, and other changes in market conditions such as decreased prices in market-based transactions for similar assets. Based on our most recent goodwill impairment test, we concluded, based on a qualitative assessment, that it is more likely than not that the fair value of each reporting unit exceeded the carrying value of the reporting unit. Therefore, no goodwill impairment was indicated, and no goodwill impairment has been recognized in these consolidated financial statements.

Impairments of intangible assets. Our intangible asset balance as of December 31, 2012 and 2011, represents the fair value, net of amortization, of the contracts we assumed in connection with the Platte Valley acquisition in February 2011. These long-term contracts, which dedicate certain customers’ field production to the acquired gathering and processing system, provide an extended commercial relationship with the existing customers whereby we will have the opportunity to gather and process future production from the customers’ acreage. Customer relationships are amortized on a straight-line basis over 50 years, which is the estimated productive life of the reserves covered by the underlying acreage ultimately expected to be produced and gathered or processed through the Partnership’s assets subject to current contractual arrangements.

In November 2012, Chipeta entered into interconnect agreements with a third party, whereby the third party will construct, own and operate an inlet interconnect to the Chipeta plant and a redelivery interconnect from the Chipeta plant. Chipeta will pay the third party $3.7 million and will be granted access rights to the third-party infrastructure, thereby providing us the ability to enter into processing agreements with additional third-party producers. Our intangible asset balance as of December 31, 2012, includes this payment, which will be amortized on a straight-line basis over the 10-year life of the agreements.

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

Fair value. Management estimates fair value in performing impairment tests for long-lived assets and goodwill as well as for the initial measurement of asset retirement obligations and the initial recognition of environmental obligations assumed in third-party acquisitions. When our management is required to measure fair value and there is not a market-observable price for the asset or liability or a market-observable price for a similar asset or liability, management utilizes the cost, income, or market multiples valuation approach depending on the quality of information available to support management’s assumptions. The income approach utilizes management’s best assumptions regarding expectations of projected cash flows, and discounts the expected cash flows using a commensurate risk adjusted discount rate. Such evaluations involve a significant amount of judgment, since the results are based on expected future events or conditions, such as sales prices, estimates of future throughput, capital and operating costs and the timing thereof, economic and regulatory climates and other factors. A multiple approach utilizes management’s best assumptions regarding expectations of projected EBITDA and multiple of that EBITDA that a buyer would pay to acquire an asset. Management’s estimates of future net cash flows and EBITDA are inherently imprecise because they reflect management’s expectation of future conditions that are often outside of management’s control. However, assumptions used reflect a market participant’s view of long-term prices, costs and other factors, and are consistent with assumptions used in our business plans and investment decisions.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements other than operating leases. The information pertaining to operating leases required for this item is provided under Note 11—Commitments and Contingencies included in the Notes to Consolidated Financial Statements under Item  8 of this Form 10-K.

RECENT ACCOUNTING DEVELOPMENTS

None.

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

To mitigate our exposure to changes in commodity prices as a result of the purchase and sale of natural gas, condensate or NGLs, we currently have in place commodity price swap agreements with Anadarko expiring at various times through December 2016. For additional information on the commodity price swap agreements, see Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

In addition, pursuant to certain of our contracts, we retain and sell drip condensate that is recovered during the gathering of natural gas. As part of this arrangement, we are required to provide a thermally equivalent volume of natural gas or the cash equivalent thereof to the shipper. Thus, our revenues for this portion of our contractual arrangement are based on the price received for the drip condensate, and our costs for this portion of our contractual arrangement depend on the price of natural gas. Historically, drip condensate sells at a price representing a discount to the price of New York Mercantile Exchange, or NYMEX, West Texas Intermediate crude oil.

We consider our exposure to commodity price risk associated with the above-described arrangements to be minimal given the existence of the commodity price swap agreements with Anadarko and the relatively small amount of our operating income that is impacted by changes in market prices. Accordingly, we do not expect a 10% increase or decrease in natural gas or NGL prices would have had a material impact on our operating income, financial condition or cash flows during the year ended December 31, 2012, excluding the effect of natural gas imbalances described below.

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

Interest rate risk. Interest rates during 2011 and 2012 were low compared to historic rates. As of December 31, 2012, we had no variable rate borrowings outstanding under our RCF (which bears interest at a rate based on LIBOR) or otherwise. If interest rates rise, our future financing costs could increase if we incur borrowings under our RCF. For the year ended December 31, 2012, a 10% change in LIBOR would have resulted in a nominal change in net income.

We may incur additional variable rate debt in the future, either under our RCF or other financing sources, including commercial bank borrowings or debt issuances.

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2012. This assessment was based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, we believe that as of December 31, 2012 the Partnership’s internal control over financial reporting is effective based on those criteria.

KPMG LLP has issued an attestation report on the Partnership’s internal control over financial reporting as of December 31, 2012.

/s/ Donald R. Sinclair
Donald R. Sinclair President and Chief Executive Officer Western Gas Holdings, LLC (as general partner of Western Gas Partners, LP)

/s/ Benjamin M. Fink
Benjamin M. Fink Senior Vice President, Chief Financial Officer and Treasurer Western Gas Holdings, LLC (as general partner of Western Gas Partners, LP)

February 28, 2013

WESTERN GAS PARTNERS, LP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Unitholders

Western Gas Holdings, LLC (as general partner of Western Gas Partners, LP):

We have audited Western Gas Partners, LP’s (the Partnership) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

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

In our opinion, Western Gas Partners, LP maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Western Gas Partners, LP and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, equity and partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 28, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Houston, Texas

February 28, 2013

WESTERN GAS PARTNERS, LP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Unitholders

Western Gas Holdings, LLC (as general partner of Western Gas Partners, LP):

We have audited the accompanying consolidated balance sheets of Western Gas Partners, LP (the Partnership) and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, equity and partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Western Gas Partners, LP and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Western Gas Partners, LP’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2013 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

/s/ KPMG LLP

Houston, Texas

February 28, 2013

WESTERN GAS PARTNERS, LP

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
thousands except per-unit amounts	2012	2011	2010
Revenues – affiliates
Gathering, processing and transportation of natural gas and natural gas liquids	$233,494	$217,852	$192,286
Natural gas, natural gas liquids and condensate sales	436,423	417,547	369,903
Equity income and other, net	17,717	13,598	9,439

Total revenues – affiliates	687,634	648,997	571,628
Revenues – third parties
Gathering, processing and transportation of natural gas and natural gas liquids	87,689	83,477	60,987
Natural gas, natural gas liquids and condensate sales	71,916	84,836	26,134
Other, net	2,201	5,955	4,525

Total revenues – third parties	161,806	174,268	91,646

Total revenues	849,440	823,265	663,274

Operating expenses
Cost of product (1)	336,079	327,371	246,476
Operation and maintenance (1)	131,344	119,104	103,887
General and administrative (1)	97,066	39,114	29,640
Property and other taxes	19,688	16,579	14,273
Depreciation, amortization and impairments	117,261	111,904	91,010

Total operating expenses	701,438	614,072	485,286

Operating income	148,002	209,193	177,988
Interest income, net – affiliates	16,900	28,560	20,243
Interest expense (2)	(42,060)	(30,345)	(18,794)
Other income (expense), net	292	(44)	(538)

Income before income taxes	123,134	207,364	178,899
Income tax expense	1,258	19,018	21,702

Net income	121,876	188,346	157,197
Net income attributable to noncontrolling interests	14,890	14,103	11,005

Net income attributable to Western Gas Partners, LP	$106,986	$174,243	$146,192

Limited partners’ interest in net income:
Net income attributable to Western Gas Partners, LP	$106,986	$174,243	$146,192
Pre-acquisition net (income) loss allocated to Anadarko	—	(34,084)	(32,061)
General partner interest in net (income) loss (3)	(28,089)	(8,599)	(3,067)

Limited partners’ interest in net income (3)	$78,897	$131,560	$111,064
Net income per common unit – basic and diluted	$0.84	$1.64	$1.66
Net income per subordinated unit – basic and diluted (4)	$—	$1.28	$1.61

(1)

Cost of product includes product purchases from Anadarko (as defined in Note 1) of $145.3 million, $83.7 million and $95.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. Operation and maintenance includes charges from Anadarko of $51.2 million, $51.3 million and $46.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. General and administrative includes charges from Anadarko of $90.7 million, $31.9 million and $23.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. See Note 5.

(2)	Includes affiliate (as defined in Note 1) interest expense of $2.8 million, $4.9 million and $6.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. See Note 10.
(3)	Represents net income for periods including and subsequent to the acquisition of the Partnership assets (as defined in Note 1). See Note 4.
(4)	All subordinated units were converted to common units on a one-for-one basis on August 15, 2011. See Note 4.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS PARTNERS, LP

CONSOLIDATED BALANCE SHEETS

	December 31,
thousands except number of units	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$419,981	$226,559
Accounts receivable, net (1)	38,354	22,703
Other current assets (2)	6,998	7,186

Total current assets	465,333	256,448
Note receivable – Anadarko	260,000	260,000
Plant, property and equipment
Cost	3,183,148	2,638,013
Less accumulated depreciation	709,773	585,789

Net property, plant and equipment	2,473,375	2,052,224
Goodwill	87,936	82,136
Other intangible assets	55,490	52,858
Equity investments	106,130	109,817
Other assets	27,798	24,143

Total assets	$3,476,062	$2,837,626

LIABILITIES, EQUITY AND PARTNERS’ CAPITAL
Current liabilities
Accounts and natural gas imbalance payables (3)	$24,633	$26,600
Accrued ad valorem taxes	11,949	8,186
Income taxes payable	552	495
Accrued liabilities (4)	120,124	41,315

Total current liabilities	157,258	76,596
Long-term debt – third parties	1,168,278	494,178
Note payable – Anadarko	—	175,000
Deferred income taxes	1,578	107,377
Asset retirement obligations and other	68,472	67,169

Total long-term liabilities	1,238,328	843,724

Total liabilities	1,395,586	920,320
Equity and partners’ capital
Common units (104,660,553 and 90,140,999 units issued and outstanding at December 31, 2012 and 2011, respectively)	1,957,066	1,495,253
General partner units (2,135,930 and 1,839,613 units issued and outstanding at December 31, 2012 and 2011, respectively)	52,752	31,729
Net investment by Anadarko	—	269,600

Total partners’ capital	2,009,818	1,796,582
Noncontrolling interests	70,658	120,724

Total equity and partners’ capital	2,080,476	1,917,306

Total liabilities, equity and partners’ capital	$3,476,062	$2,837,626

(1)	Accounts receivable, net includes amounts receivable from affiliates (as defined in Note 1) of $19.1 million and zero as of December 31, 2012 and 2011, respectively.
(2)	Other current assets includes natural gas imbalance receivables from affiliates of $0.4 million and $0.5 million as of December 31, 2012 and 2011, respectively.
(3)	Accounts and natural gas imbalance payables includes amounts payable to affiliates of $2.5 million and $5.9 million as of December 31, 2012 and 2011, respectively.
(4)	Accrued liabilities include amounts payable to affiliates of $0.1 million and $0.3 million as of December 31, 2012 and 2011, respectively.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS PARTNERS, LP

CONSOLIDATED STATEMENT OF EQUITY AND PARTNERS’ CAPITAL

	Partners’ Capital
thousands	Net Investment by Anadarko	Common Units	Subordinated Units	General Partner Units	Noncontrolling Interests	Total
Balance at December 31, 2009	$749,369	$497,230	$276,571	$13,726	$90,922	$1,627,818
Net income	32,061	68,410	42,654	3,067	11,005	157,197
Issuance of common and general partner units, net of offering expenses	—	338,483	—	7,320	—	345,803
Contributions from noncontrolling interest owners	—	—	—	—	2,053	2,053
Distributions to noncontrolling interest owners	—	—	—	—	(13,222)	(13,222)
Distributions to unitholders	—	(55,108)	(36,885)	(2,201)	—	(94,194)
Acquisition from affiliates	(684,487)	(49,662)	—	(631)	—	(734,780)
Net pre-acquisition contributions from (distributions to) Anadarko	44,335	—	—	—	—	44,335
Contribution of other assets from Anadarko	—	10,500	—	215	—	10,715
Elimination of net deferred tax liabilities	214,464	—	—	—	—	214,464
Other	1,219	864	44	9	(296)	1,840

Balance at December 31, 2010	$356,961	$810,717	$282,384	$21,505	$90,462	$1,562,029
Net income	34,084	110,542	21,018	8,599	14,103	188,346
Conversion of subordinated units to common units (1)	—	272,222	(272,222)	—	—	—
Issuance of common and general partner units, net of offering expenses	—	328,345	—	6,972	—	335,317
Contributions from noncontrolling interest owners	—	—	—	—	33,637	33,637
Distributions to noncontrolling interest owners	—	—	—	—	(17,478)	(17,478)
Distributions to unitholders	—	(102,091)	(31,180)	(6,847)	—	(140,118)
Acquisitions from affiliates	(92,666)	66,313	—	1,353	—	(25,000)
Contributions of equity-based compensation from Anadarko (2)	—	9,472	—	194	—	9,666
Net pre-acquisition contributions from (distributions to) Anadarko	(50,851)	—	—	—	—	(50,851)
Elimination of net deferred tax liabilities	22,072	—	—	—	—	22,072
Other	—	(267)	—	(47)	—	(314)

Balance at December 31, 2011	$269,600	$1,495,253	$—	$31,729	$120,724	$1,917,306
Net income	—	78,897	—	28,089	14,890	121,876
Issuance of common and general partner units, net of offering expenses	—	613,188	—	12,689	—	625,877
Contributions from noncontrolling interest owners	—	—	—	—	29,108	29,108
Distributions to noncontrolling interest owners	—	—	—	—	(17,303)	(17,303)
Distributions to unitholders	—	(175,639)	—	(22,211)	—	(197,850)
Acquisition from affiliates	(482,701)	23,458	—	479	—	(458,764)
Acquisition of additional 24% interest in Chipeta (3)	—	(44,071)	—	162	(77,195)	(121,104)
Contributions of equity-based compensation from Anadarko (2)	—	84,971	—	2,086	—	87,057
Net pre-acquisition contributions from (distributions to) Anadarko	106,597	(106,597)	—	—	—	—
Net distributions of other assets to Anadarko	—	(15,002)	—	(273)	(21)	(15,296)
Elimination of net deferred tax liabilities	106,504	—	—	—	—	106,504
Other	—	2,608	—	2	455	3,065

Balance at December 31, 2012	$—	$1,957,066	$—	$52,752	$70,658	$2,080,476

(1)	All subordinated units were converted to common units on a one-for-one basis on August 15, 2011. See Note 4.
(2)

Associated with the Anadarko Incentive Plans for the year ended December 31, 2011, and associated with the Anadarko Incentive Plans and the Incentive Plan for the year ended December 31, 2012, as defined and described in Note 1 and Note 5.

(3)

See Note 2 for a description of the acquisition of Anadarko’s then remaining 24% membership interest in Chipeta in August 2012. The $43.9 million decrease to partners’ capital resulting from the August 2012 Chipeta acquisition together with net income attributable to Western Gas Partners, LP totaled $63.1 million for the year ended December 31, 2012.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS PARTNERS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
thousands	2012	2011	2010
Cash flows from operating activities
Net income	$121,876	$188,346	$157,197
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairments	117,261	111,904	91,010
Non-cash equity-based compensation expense	3,717	3,490	2,567
Deferred income taxes	705	2,604	9,588
Debt-related amortization and other items, net	2,319	3,110	1,705
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(14,823)	(10,570)	424
Increase (decrease) in accounts and natural gas imbalance payables and accrued liabilities, net	11,622	29,625	601
Change in other items, net	3,996	(1,338)	657

Net cash provided by operating activities	246,673	327,171	263,749
Cash flows from investing activities
Capital expenditures	(459,306)	(142,946)	(138,000)
Acquisitions from affiliates	(611,719)	(28,837)	(734,780)
Acquisitions from third parties	—	(301,957)	(18,047)
Investments in equity affiliates	(862)	(93)	(310)
Proceeds from sale of assets to affiliates	760	382	2,805
Proceeds from sale of assets to third parties	—	500	2,825

Net cash used in investing activities	(1,071,127)	(472,951)	(885,507)
Cash flows from financing activities
Borrowings, net of debt issuance costs	1,041,648	1,055,939	660,000
Repayments of debt	(549,000)	(869,000)	(361,000)
Revolving credit facility issuance costs	—	—	(12)
Proceeds from issuance of common and general partner units, net of offering expenses	625,877	335,317	345,803
Distributions to unitholders	(197,850)	(140,118)	(94,194)
Contributions from noncontrolling interest owners	29,108	33,637	2,053
Distributions to noncontrolling interest owners	(17,303)	(17,478)	(13,222)
Net contributions from (distributions to) Anadarko	85,396	(53,032)	39,420

Net cash provided by financing activities	1,017,876	345,265	578,848

Net increase (decrease) in cash and cash equivalents	193,422	199,485	(42,910)
Cash and cash equivalents at beginning of period	226,559	27,074	69,984

Cash and cash equivalents at end of period	$419,981	$226,559	$27,074

Supplemental disclosures
Net distributions to (contributions from) Anadarko of other assets	$15,296	$(29)	$7,827
Interest paid, net of capitalized interest	$28,042	$25,828	$16,497
Taxes paid	$495	$190	$507

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General. Western Gas Partners, LP is a growth-oriented Delaware master limited partnership formed by Anadarko Petroleum Corporation in 2007 to own, operate, acquire and develop midstream energy assets. The Partnership closed its initial public offering (“IPO”) to become publicly traded in 2008.

For purposes of these consolidated financial statements, the “Partnership” refers to Western Gas Partners, LP and its subsidiaries. The Partnership’s general partner, Western Gas Holdings, LLC (the “general partner” or “GP”), is owned by Western Gas Equity Partners, LP (“WGP”), a Delaware master limited partnership formed by Anadarko Petroleum Corporation in September 2012 to own the Partnership’s general partner, as well as a significant limited partner interest in the Partnership (see Western Gas Equity Partners, LP below, Note 4 and Note 5). Western Gas Equity Holdings, LLC is WGP’s general partner and is a wholly owned subsidiary of Anadarko Petroleum Corporation. “Anadarko Petroleum Corporation” refers to Anadarko Petroleum Corporation excluding its subsidiaries and affiliates. “Anadarko” refers to Anadarko Petroleum Corporation and its consolidated subsidiaries, excluding the Partnership and the general partner. “Affiliates” refers to wholly owned and partially owned subsidiaries of Anadarko, excluding the Partnership, and includes the interests in Fort Union Gas Gathering, LLC (“Fort Union”), White Cliffs Pipeline, LLC (“White Cliffs”) and Rendezvous Gas Services, LLC (“Rendezvous”). “Equity investment throughput” refers to the Partnership’s 14.81% share of Fort Union and 22% share of Rendezvous gross volumes.

The Partnership is engaged in the business of gathering, processing, compressing, treating and transporting natural gas, condensate, NGLs and crude oil for Anadarko, as well as third-party producers and customers. As of December 31, 2012, the Partnership’s assets included thirteen gathering systems, seven natural gas treating facilities, ten natural gas processing facilities, two NGL pipelines, one interstate natural gas pipeline, one intrastate natural gas pipeline, and separate interests in Fort Union, White Cliffs and Rendezvous accounted for under the equity method. These assets are located in East and West Texas, the Rocky Mountains (Colorado, Utah and Wyoming), and the Mid-Continent (Kansas and Oklahoma). The Partnership had facilities under construction in South Texas and Northeast Colorado at the end of 2012.

Western Gas Equity Partners, LP. WGP was formed to own three types of interests in the Partnership: (i) the 2.0% general partner interest through WGP’s 100% ownership of the Partnership’s general partner; (ii) all of the incentive distribution rights (“IDRs”) in the Partnership; and (iii) all of the limited partner interests in the Partnership held by Anadarko at the time of WGP’s IPO. WGP has no independent operations or material assets other than its partnership interests in WES.

In December 2012, WGP completed its IPO of 19,758,150 common units representing limited partner interests in WGP, including 2,577,150 common units issued in connection with the full exercise of the underwriters’ over-allotment option, at a price of $22.00 per common unit. WGP used the net proceeds from the offering to purchase common and general partner units of the Partnership (see Note 4) resulting in aggregate proceeds to the Partnership of approximately $409.4 million, which will be used for general partnership purposes, including the funding of capital expenditures.

Basis of presentation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), and certain amounts in prior periods have been reclassified to conform to the current presentation. The consolidated financial statements include the accounts of the Partnership and entities in which it holds a controlling financial interest. Investments in non-controlled entities over which the Partnership exercises significant influence are accounted for under the equity method. All significant intercompany transactions have been eliminated. The information furnished herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated financial statements.

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In July 2009, the Partnership acquired a 51% interest in Chipeta Processing LLC (“Chipeta”) and became party to Chipeta’s limited liability company agreement (the “Chipeta LLC agreement”). On August 1, 2012, the Partnership acquired Anadarko’s then remaining 24% membership interest in Chipeta (the “additional Chipeta interest”). Prior to this transaction, the interests in Chipeta held by Anadarko and a third-party member were reflected as noncontrolling interests in the consolidated financial statements. The acquisition of Anadarko’s then remaining 24% interest was accounted for on a prospective basis as the Partnership acquired an additional interest in an already-consolidated entity. As such, effective August 1, 2012, the Partnership’s noncontrolling interest excludes the financial results and operations of the additional Chipeta interest. The remaining 25% membership interest held by the third-party member is reflected as noncontrolling interests in the consolidated financial statements for all periods presented. See Note 2.

Presentation of Partnership assets. References to the “Partnership assets” refer collectively to the assets owned by the Partnership as of December 31, 2012. Because Anadarko controls the Partnership through its control of WGP, which owns the Partnership’s general partner, each of the Partnership’s acquisitions of assets from Anadarko has been considered a transfer of net assets between entities under common control. As such, the Partnership assets acquired from Anadarko were initially recorded at Anadarko’s historic carrying value, which did not correlate to the total acquisition price paid by the Partnership. Further, after an acquisition of assets from Anadarko, the Partnership may be required to recast its financial statements to include the activities of such assets as of the date of common control. See Note 2.

For those periods requiring recast, the consolidated financial statements for periods prior to the Partnership’s acquisition of Partnership assets from Anadarko have been prepared from Anadarko’s historical cost-basis accounts and may not necessarily be indicative of the actual results of operations that would have occurred if the Partnership had owned the assets during the periods reported. Net income attributable to the Partnership assets for periods prior to the Partnership’s acquisition of such assets is not allocated to the limited partners for purposes of calculating net income per common or subordinated unit.

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

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Nonfinancial assets and liabilities initially measured at fair value include certain assets and liabilities acquired in a third-party business combination, assets and liabilities exchanged in non-monetary transactions, long-lived assets (asset groups), goodwill and other intangibles, initial recognition of asset retirement obligations, and initial recognition of environmental obligations assumed in a third-party acquisition. Impairment analyses for long-lived assets, goodwill and other intangibles, and the initial recognition of asset retirement obligations and environmental obligations use Level 3 inputs. When the Partnership is required to measure fair value and there is not a market-observable price for the asset or liability or a market-observable price for a similar asset or liability, the Partnership utilizes the cost, income, or market valuation approach depending on the quality of information available to support management’s assumptions.

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

Bad-debt reserve. The Partnership’s revenues are primarily from Anadarko, for which no credit limit is maintained. The Partnership analyzes its exposure to bad debts on a customer-by-customer basis for its third-party accounts receivable and may establish credit limits for significant third-party customers. As of December 31, 2012, there was no reserve for bad debts. The third-party accounts receivable balance at December 31, 2011, was net of the associated bad-debt reserve of $17,000.

Natural gas imbalances. The consolidated balance sheets include natural gas imbalance receivables and payables resulting from differences in gas volumes received into the Partnership’s systems and gas volumes delivered by the Partnership to customers’ pipelines. Natural gas volumes owed to or by the Partnership that are subject to monthly cash settlement are valued according to the terms of the contract as of the balance sheet dates, and reflect market index prices. Other natural gas volumes owed to or by the Partnership are valued at the Partnership’s weighted average cost of natural gas as of the balance sheet dates and are settled in-kind. As of December 31, 2012, natural gas imbalance receivables and payables were approximately $1.7 million and $3.1 million, respectively. As of December 31, 2011, natural gas imbalance receivables and payables were approximately $2.3 million and $3.1 million, respectively. Changes in natural gas imbalances are reported in equity income and other, net for imbalance receivables or in cost of product for imbalance payables.

Inventory. The cost of NGLs inventories is determined by the weighted average cost method on a location-by-location basis. Inventory is stated at the lower of weighted-average cost or market value and is reported in other current assets in the consolidated balance sheets.

Property, plant and equipment. Property, plant and equipment are generally stated at the lower of historical cost less accumulated depreciation or fair value, if impaired. Because acquisitions of assets from Anadarko are transfers of net assets between entities under common control, the assets acquired from Anadarko are initially recorded at Anadarko’s historic carrying value. The difference between the carrying value of net assets acquired from Anadarko and the consideration paid is recorded as an adjustment to partners’ capital.

Assets acquired in a business combination or non-monetary exchange with a third party are initially recorded at fair value. All construction-related direct labor and material costs are capitalized. The cost of renewals and betterments that extend the useful life of property, plant and equipment is also capitalized. The cost of repairs, replacements and major maintenance projects that do not extend the useful life or increase the expected output of property, plant and equipment is expensed as incurred.

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Depreciation is computed over the asset’s estimated useful life using the straight-line method based on estimated useful lives and salvage values of assets. However, subsequent events could cause a change in estimates, thereby impacting future depreciation amounts. Uncertainties that may impact these estimates include, but are not limited to, changes in laws and regulations relating to environmental matters, including air and water quality, restoration and abandonment requirements, economic conditions, and supply and demand in the area.

Management evaluates the ability to recover the carrying amount of its long-lived assets to determine whether its long-lived assets have been impaired. Impairments exist when the carrying amount of an asset exceeds estimates of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. When alternative courses of action to recover the carrying amount of a long-lived asset are under consideration, estimates of future undiscounted cash flows take into account possible outcomes and probabilities of their occurrence. If the carrying amount of the long-lived asset is not recoverable based on the estimated future undiscounted cash flows, the impairment loss is measured as the excess of the asset’s carrying amount over its estimated fair value, such that the asset’s carrying amount is adjusted to its estimated fair value with an offsetting charge to impairment expense. Refer to Note 7 for a description of impairments recorded during the years ended December 31, 2012, 2011 and 2010.

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

Goodwill. Goodwill represents the allocated portion of Anadarko’s midstream goodwill attributed to the assets the Partnership has acquired from Anadarko. The carrying value of Anadarko’s midstream goodwill represents the excess of the purchase price of a third-party entity over the estimated fair value of the identifiable assets acquired and liabilities assumed by Anadarko. Accordingly, the Partnership’s goodwill balance does not represent, and in some cases is significantly different from, the difference between the consideration the Partnership paid for its acquisitions from Anadarko and the fair value of the net assets on the acquisition date. During 2012, the carrying amount of goodwill increased from $82.1 million to $87.9 million, attributable to allocated goodwill related to the acquisition of the additional 24% interest in Chipeta (see Note 2), none of which is deductible for tax purposes.

The Partnership evaluates goodwill for impairment annually, as of October 1, or more often as facts and circumstances warrant. The Partnership has allocated goodwill on its two reporting units: (i) gathering and processing and (ii) transportation. For years 2011 and prior, the first step in the goodwill impairment test was to compare the fair value of each reporting unit to which goodwill had been assigned to the carrying amount of net assets, including goodwill, of the respective reporting unit. For years 2012 and forward, an initial qualitative assessment may be performed prior to proceeding to the first step performed in previous years (described above). If the Partnership concludes, based on qualitative factors, that it is more likely than not that the fair value of the reporting unit exceeds its carrying amount, then goodwill is not impaired, and estimating the fair value of the reporting unit is not necessary. If the carrying amount of the reporting unit exceeds its fair value, goodwill is written down to its implied fair value through a charge to operating expense based on a hypothetical purchase price allocation. The carrying value of goodwill after such an impairment would represent a Level 3 fair value measurement. Estimating the fair value of the Partnership’s reporting units was not necessary based on the evaluation as of October 1, 2012, and no goodwill impairment has been recognized in these consolidated financial statements.

Other intangible assets. The intangible asset balance in the consolidated balance sheets includes the fair value, net of amortization, related to the contracts assumed by the Partnership in connection with the Platte Valley acquisition in February 2011, which dedicate certain customers’ field production to the acquired gathering and processing system. These long-term contracts provide an extended commercial relationship with the existing customers whereby the Partnership will have the opportunity to gather and process future production from the customers’ acreage. These contracts are generally limited, however, by the quantity and production life of the underlying natural gas resource base. Customer contract intangible assets are amortized on a straight-line basis over 50 years, which is the estimated productive life of the reserves covered by the underlying acreage ultimately expected to be produced and gathered or processed through the Partnership’s assets subject to current contractual arrangements.

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In November 2012, Chipeta entered into interconnect agreements with a third party, whereby the third party will construct, own and operate an inlet interconnect to the Chipeta plant and a redelivery interconnect from the Chipeta plant. Chipeta will pay the third party $3.7 million and will be granted access rights to the third-party infrastructure, thereby providing the Partnership with the ability to enter into processing agreements with additional third-party producers. The Partnership’s intangible asset balance as of December 31, 2012, includes this payment, which will be amortized on a straight-line basis over the 10-year life of the agreements.

The Partnership assesses intangible assets for impairment together with related underlying long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. See Property, plant and equipment within this Note 1 for further discussion of management’s process to evaluate potential impairment of long-lived assets. No intangible asset impairment has been recognized in these consolidated financial statements. As of December 31, 2012, the carrying value of the Partnership’s intangible assets was $55.5 million, net of $2.0 million of accumulated amortization. The Partnership estimates that it will record $1.4 million of intangible asset amortization for each of the next five years. As of December 31, 2011, the carrying value of the Partnership’s intangible assets was $52.9 million, net of $0.9 million of accumulated amortization.

Equity-method investments. The following table presents the activity in the Partnership’s investments in equity of Fort Union, White Cliffs and Rendezvous:

	Equity Investments
thousands	Fort Union (1)	White Cliffs (2)	Rendezvous (3)
Balance at December 31, 2010	$21,428	$18,978	$74,056
Investment earnings, net of amortization	6,067	4,023	1,171
Contributions	—	93	—
Distributions	(5,227)	(5,384)	(5,388)

Balance at December 31, 2011	$22,268	$17,710	$69,839
Investment earnings, net of amortization	6,383	7,871	1,857
Contributions	—	862	—
Distributions	(5,198)	(8,876)	(6,586)

Balance at December 31, 2012	$23,453	$17,567	$65,110

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

(3)

The Partnership has a 22% interest in Rendezvous, a limited liability company that operates gas gathering facilities in Southwestern Wyoming. Certain business decisions, including, but not limited to, decisions with respect to significant expenditures or contractual commitments, annual budgets, material financings, dispositions of assets or amending the members’ gas servicing agreements, require unanimous approval of the members.

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The investment balance at December 31, 2012, includes $2.6 million and $45.9 million for the purchase price allocated to the investment in Fort Union and Rendezvous, respectively, in excess of the historic cost basis of Western Gas Resources, Inc. (the entity that previously owned the interests in Fort Union and Rendezvous, which Anadarko acquired in August 2006). This excess balance is attributable to the difference between the fair value and book value of such gathering and treating facilities (at the time Western Gas Resources, Inc. was acquired by Anadarko) and is being amortized over the remaining estimated useful life of those facilities.

The investment balance in White Cliffs at December 31, 2012, is $9.8 million less than the Partnership’s underlying equity in White Cliffs’ net assets as of December 31, 2012, primarily due to the Partnership recording the acquisition of its initial 0.4% interest in White Cliffs at Anadarko’s historic carrying value. This difference is being amortized to equity income over the remaining estimated useful life of the White Cliffs pipeline.

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

Environmental expenditures. The Partnership expenses environmental obligations related to conditions caused by past operations that do not generate current or future revenues. Environmental obligations related to operations that generate current or future revenues are expensed or capitalized, as appropriate. Liabilities are recorded when the necessity for environmental remediation or other potential environmental liabilities becomes probable and the costs can be reasonably estimated. Accruals for estimated losses from environmental remediation obligations are recognized no later than at the time of the completion of the remediation feasibility study. These accruals are adjusted as additional information becomes available or as circumstances change. Costs of future expenditures for environmental-remediation obligations are not discounted to their present value. See Note 11.

Segments. The Partnership’s operations are organized into a single operating segment, the assets of which gather, process, compress, treat and transport Anadarko and third-party natural gas, condensate, NGLs and crude oil in the United States.

Revenues and cost of product. Under its fee-based gathering, treating and processing arrangements, the Partnership is paid a fixed fee based on the volume and thermal content of natural gas and recognizes revenues for its services in the month such services are performed. Producers’ wells are connected to the Partnership’s gathering systems for delivery of natural gas to the Partnership’s processing or treating plants, where the natural gas is processed to extract NGLs and condensate or treated in order to satisfy pipeline specifications. In some areas, where no processing is required, the producers’ gas is gathered and delivered to pipelines for market delivery. Under percent-of-proceeds contracts, revenue is recognized when the natural gas, NGLs or condensate are sold. The percentage of the product sale paid to the producer is recorded as a related cost of product expense.

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Partnership purchases natural gas volumes at the wellhead for gathering and processing. As a result, the Partnership has volumes of NGLs and condensate to sell and volumes of residue to either sell, to use for system fuel or to satisfy keep-whole obligations. In addition, depending upon specific contract terms, condensate and NGLs recovered during gathering and processing are either returned to the producer or retained and sold. Under keep-whole contracts, when condensate or NGLs are retained and sold, producers are kept whole for the condensate or NGL volumes through the receipt of a thermally equivalent volume of residue. The keep-whole contract conveys an economic benefit to the Partnership when the combined value of the individual NGLs is greater in the form of liquids than as a component of the natural gas stream; however, the Partnership is adversely impacted when the value of the NGLs is lower than the value of the natural gas stream including the liquids. The Partnership has commodity price swap agreements with Anadarko to mitigate exposure to commodity price uncertainty that would otherwise be present as a result of the purchase and sale of natural gas, condensate or NGLs. See Note 5. Revenue is recognized from the sale of condensate and NGLs upon transfer of title and related purchases are recorded as cost of product.

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

Proceeds from the sale of residue, NGLs and condensate are reported as revenues from natural gas, natural gas liquids and condensate in the consolidated statements of income. Revenues attributable to the fixed-fee component of gathering and processing contracts as well as demand charges and commodity usage fees on transportation contracts are reported as revenues from gathering, processing and transportation of natural gas and natural gas liquids in the consolidated statements of income.

Equity-based compensation. Phantom unit awards are granted under the Western Gas Partners, LP 2008 Long-Term Incentive Plan (the “LTIP”). The LTIP was adopted by the general partner of the Partnership and permits the issuance of up to 2,250,000 units, of which 2,144,947 units remain available for future issuance as of December 31, 2012. Upon vesting of each phantom unit, the holder will receive common units of the Partnership or, at the discretion of the general partner’s board of directors, cash in an amount equal to the market value of common units of the Partnership on the vesting date. Equity-based compensation expense attributable to grants made under the LTIP impact the Partnership’s cash flows from operating activities only to the extent cash payments are made to a participant in lieu of issuance of common units to the participant. The Partnership amortizes stock-based compensation expense attributable to awards granted under the LTIP over the vesting periods applicable to the awards.

Additionally, the Partnership’s general and administrative expenses include equity-based compensation costs allocated by Anadarko to the Partnership for grants made pursuant to (i) the Western Gas Holdings, LLC Equity Incentive Plan, as amended and restated (the “Incentive Plan”) and (ii) the Anadarko Petroleum Corporation 1999 Stock Incentive Plan and the Anadarko Petroleum Corporation 2008 and 2012 Omnibus Incentive Compensation Plans (Anadarko’s plans are referred to collectively as the “Anadarko Incentive Plans”). Equity-based compensation granted under the Anadarko Incentive Plans does not impact the Partnership’s cash flows from operating activities and is recorded as an adjustment to partners’ capital in the consolidated financial statements at the time of contribution. Grants made under equity-based compensation plans result in equity-based compensation expense, which is determined by reference to the fair value of equity compensation. For equity-based awards ultimately settled through the issuance of units or stock, the fair value is measured as of the date of the relevant equity grant. See Note 5.

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income taxes. The Partnership generally is not subject to federal income tax or state income tax other than Texas margin tax on the portion of its income that is apportionable to Texas. Deferred state income taxes are recorded on temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. The Partnership routinely assesses the realizability of its deferred tax assets. If the Partnership concludes that it is more likely than not that some of the deferred tax assets will not be realized, the tax asset is reduced by a valuation allowance. Federal and state current and deferred income tax expense was recorded on the Partnership assets prior to the Partnership’s acquisition of these assets from Anadarko.

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

The accounting standard for uncertain tax positions defines the criteria an individual tax position must satisfy for any part of the benefit of that position to be recognized in the financial statements. The Partnership had no material uncertain tax positions at December 31, 2012 or 2011.

With respect to assets acquired from Anadarko, the Partnership recorded Anadarko’s historic current and deferred income taxes for the periods prior to the Partnership’s ownership of the assets. For periods subsequent to the Partnership’s acquisition, the Partnership is not subject to tax except for the Texas margin tax and accordingly, does not record current and deferred federal income taxes related to the assets acquired from Anadarko.

Net income per common unit. The Partnership applies the two-class method in determining net income per unit applicable to master limited partnerships having multiple classes of securities including common units, general partner units and IDRs of the general partner. Under the two-class method, net income per unit is calculated as if all of the earnings for the period were distributed pursuant to the terms of the relevant contractual arrangement. The accounting guidance provides the methodology for and circumstances under which undistributed earnings are allocated to the general partner, limited partners and IDR holders. For the Partnership, earnings per unit is calculated based on the assumption that the Partnership distributes to its unitholders an amount of cash equal to the net income of the Partnership, notwithstanding the general partner’s ultimate discretion over the amount of cash to be distributed for the period, the existence of other legal or contractual limitations that would prevent distributions of all of the net income for the period or any other economic or practical limitation on the ability to make a full distribution of all of the net income for the period.

The Partnership’s net income for periods including and subsequent to the Partnership’s acquisitions of the Partnership assets is allocated to the general partner and the limited partners, including any subordinated unitholders, in accordance with their respective ownership percentages and, when applicable, giving effect to incentive distributions allocable to the general partner. The Partnership’s net income allocable to the limited partners is allocated between the common and subordinated unitholders by applying the provisions of the partnership agreement that govern actual cash distributions as if all earnings for the period had been distributed. Specifically, net income equal to the amount of available cash (as defined by the partnership agreement) is allocated to the general partner, common unitholders and subordinated unitholders consistent with actual cash distributions, including incentive distributions allocable to the general partner. Undistributed earnings (net income in excess of distributions) or undistributed losses (available cash in excess of net income) are then allocated to the general partner, common unitholders and subordinated unitholders in accordance with their respective ownership percentages during each period. See Note 4.

Other assets. For the years ended December 31, 2012 and 2011, other assets on the consolidated balance sheets include $0.4 million and $0.7 million, respectively, for a receivable recognized in conjunction with the capital lease component of a processing agreement assumed in connection with the acquisition of Mountain Gas Resources, LLC (“MGR”). See Note 2. The agreement, in which WES is the lessor, extends through November 2014. Other assets also includes $4.6 million related to the unguaranteed residual value of the processing plant included in the processing agreement, based on a measurement of fair value estimated when the plant was acquired by Anadarko in 2006. Interest income related to the capital lease is recorded to other income (expense), net on the consolidated statements of income.

Accounts Payable. Included in accounts payable at December 31, 2012 and 2011, are liabilities of $11.6 million and 9.8 million, respectively, representing the amount by which checks issued, but not presented to the Partnership’s banks for collection, exceed balances in applicable bank accounts.

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  ACQUISITIONS

The following table presents the acquisitions completed by the Partnership during the years ended December 31, 2012, 2011 and 2010, and identifies the funding sources for such acquisitions:

thousands except unit and percent amounts	Acquisition Date	Percentage Acquired	Borrowings	Cash On Hand	Common Units Issued	GP Units Issued
Granger (1)	01/29/10	100%	$210,000	$31,680	620,689	12,667
Wattenberg (2)	08/02/10	100%	450,000	23,100	1,048,196	21,392
White Cliffs (3)	09/28/10	10%	—	38,047	—	—
Platte Valley (4)	02/28/11	100%	303,000	602	—	—
Bison (5)	07/08/11	100%	—	25,000	2,950,284	60,210
MGR (6)	01/13/12	100%	299,000	159,587	632,783	12,914
Chipeta (7)	08/01/12	24%	—	128,250	151,235	3,086

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

(3)

White Cliffs owns a crude oil pipeline that originates in Platteville, Colorado and terminates in Cushing, Oklahoma. The Partnership’s acquisition of the 0.4% interest in White Cliffs and related purchase option from Anadarko, combined with the acquisition of an additional 9.6% interest in White Cliffs from a third party, are referred to collectively as the “White Cliffs acquisition.” The Partnership’s interest in White Cliffs is referred to as the “White Cliffs investment.”

(4)

The assets acquired from a third party include (i) a natural gas gathering system and related compression and other ancillary equipment, and (ii) cryogenic gas processing facilities. These assets, located in the Denver-Julesburg Basin, are referred to collectively as the “Platte Valley assets” and the acquisition as the “Platte Valley acquisition.”

(5)

The Bison gas treating facility acquired from Anadarko is located in the Powder River Basin in northeastern Wyoming and includes (i) three amine treating units, (ii) compressor units, and (iii) generators. These assets are referred to collectively as the “Bison assets” and the acquisition as the “Bison acquisition.” The Bison assets are the only treating and delivery point into the third-party-owned Bison pipeline. The Bison assets were placed in service in June 2010.

(6)

The assets acquired from Anadarko consist of (i) the Red Desert complex, which is located in the greater Green River Basin in southwestern Wyoming, and includes the Patrick Draw processing plant, the Red Desert processing plant, gathering lines, and related facilities, (ii) a 22% interest in Rendezvous, which owns a gathering system serving the Jonah and Pinedale Anticline fields in southwestern Wyoming, and (iii) certain additional midstream assets and equipment. These assets are collectively referred to as the “MGR assets” and the acquisition as the “MGR acquisition.”

(7)

The Partnership acquired Anadarko’s then remaining 24% membership interest in Chipeta (as described in Note 1), with the Partnership receiving distributions related to the additional interest beginning July 1, 2012. This transaction brought the Partnership’s total membership interest in Chipeta to 75%. The remaining 25% membership interest in Chipeta held by a third-party member is reflected as noncontrolling interests in the consolidated financial statements for all periods presented.

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  PARTNERSHIP DISTRIBUTIONS

The partnership agreement of Western Gas Partners, LP requires the Partnership to distribute all of its available cash (as defined in the partnership agreement) to unitholders of record on the applicable record date within 45 days of the end of each quarter. The Partnership declared the following cash distributions to its unitholders for the periods presented:

thousands except per-unit amounts Quarters Ended	Total Quarterly Distribution per Unit	Total Cash Distribution	Date of Distribution
2010
March 31	$ 0.340	$ 22,042	May 2010
June 30	$ 0.350	$ 24,378	August 2010
September 30	$ 0.370	$ 26,381	November 2010
December 31	$ 0.380	$ 30,564	February 2011
2011
March 31	$ 0.390	$ 33,168	May 2011
June 30	$ 0.405	$ 36,063	August 2011
September 30	$ 0.420	$ 40,323	November 2011
December 31	$ 0.440	$ 43,027	February 2012
2012
March 31	$ 0.460	$ 46,053	May 2012
June 30	$ 0.480	$ 52,425	August 2012
September 30	$ 0.500	$ 56,346	November 2012
December 31 (1)	$ 0.520	$ 65,657	February 2013

(1)

On January 21, 2013, the board of directors of the Partnership’s general partner declared a cash distribution to the Partnership’s unitholders of $0.52 per unit, or $65.7 million in aggregate, including incentive distributions. The cash distribution was paid on February 12, 2013, to unitholders of record at the close of business on February 1, 2013.

Available cash. The amount of available cash (as defined in the partnership agreement) generally is all cash on hand at the end of the quarter, plus, at the discretion of the general partner, working capital borrowings made subsequent to the end of such quarter, less the amount of cash reserves established by the Partnership’s general partner to provide for the proper conduct of the Partnership’s business, including reserves to fund future capital expenditures; to comply with applicable laws, debt instruments or other agreements (such as the Chipeta LLC agreement); or to provide funds for distributions to its unitholders and to its general partner for any one or more of the next four quarters. Working capital borrowings generally include borrowings made under a credit facility or similar financing arrangement. It is intended that working capital borrowings be repaid within 12 months. In all cases, working capital borrowings are used solely for working capital purposes or to fund distributions to partners.

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. PARTNERSHIP DISTRIBUTIONS (CONTINUED)

General partner interest and incentive distribution rights. The general partner is currently entitled to 2.0% of all quarterly distributions that the Partnership makes prior to its liquidation. The Partnership’s general partner is entitled to incentive distributions if the amount the Partnership distributes with respect to any quarter exceeds specified target levels shown below:

	Total Quarterly Distribution	Marginal Percentage Interest in Distributions
	Target Amount	Unitholders	General Partner
Minimum quarterly distribution	$ 0.300	98.0%	2.0%
First target distribution	up to $ 0.345	98.0%	2.0%
Second target distribution	above $ 0.345 up to $ 0.375	85.0%	15.0%
Third target distribution	above $ 0.375 up to $ 0.450	75.0%	25.0%
Thereafter	above $ 0.450	50.0%	50.0%

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

4.  EQUITY AND PARTNERS’ CAPITAL

Equity offerings. The Partnership completed the following public offerings of its common units during 2010, 2011 and 2012:

thousands except unit and per-unit amounts	Common Units Issued (2)	GP Units Issued (3)	Price Per Unit	Underwriting Discount and Other Offering Expenses	Net Proceeds
May 2010 equity offering (1)	4,558,700	93,035	$22.25	$4,427	$99,074
November 2010 equity offering	8,415,000	171,734	29.92	10,325	246,729
March 2011 equity offering	3,852,813	78,629	35.15	5,621	132,569
September 2011 equity offering	5,750,000	117,347	35.86	7,655	202,748
June 2012 equity offering	5,000,000	102,041	43.88	7,468	216,409

(1)	Refers collectively to the May 2010 equity offering issuance and the June 2010 exercise of the underwriters’ over-allotment option.
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

Common, subordinated and general partner units. The Partnership’s common units are listed on the New York Stock Exchange under the symbol “WES.” In connection with the closing of the WGP IPO in December 2012, WGP purchased common and general partner units of the Partnership at a price of $46.00 per unit, pursuant to a unit purchase agreement among the Partnership, the general partner and WGP.

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. EQUITY AND PARTNERS’ CAPITAL (CONTINUED)

The following table summarizes common and general partner units issued during the years ended December 31, 2011 and 2012:

	Common Units	Subordinated Units	General Partner Units	Total
Balance at December 31, 2010	51,036,968	26,536,306	1,583,128	79,156,402
March 2011 equity offering	3,852,813	—	78,629	3,931,442
Long-Term Incentive Plan awards	14,628	—	299	14,927
Bison acquisition	2,950,284	—	60,210	3,010,494
Conversion of subordinated units	26,536,306	(26,536,306)	—	—
September 2011 equity offering	5,750,000	—	117,347	5,867,347

Balance at December 31, 2011	90,140,999	—	1,839,613	91,980,612
MGR acquisition	632,783	—	12,914	645,697
Long-Term Incentive Plan awards	12,570	—	257	12,827
June 2012 equity offering	5,000,000	—	102,041	5,102,041
Chipeta acquisition	151,235	—	3,086	154,321
WGP unit purchase agreement	8,722,966	—	178,019	8,900,985

Balance at December 31, 2012	104,660,553	—	2,135,930	106,796,483

Conversion of subordinated units. Upon payment of the cash distribution for the second quarter of 2011, the requirements for the conversion of all subordinated units were satisfied under the partnership agreement. As a result, the 26,536,306 subordinated units were converted into common units on August 15, 2011, on a one-for-one basis. For purposes of calculating net income per common and subordinated unit, the conversion of the subordinated units is deemed to have occurred on July 1, 2011. The Partnership’s net income was allocated to the general partner and the limited partners, including the holders of the subordinated units, through June 30, 2011, in accordance with their respective ownership percentages. The conversion does not impact the amount of the cash distribution paid or the total number of the Partnership’s outstanding units representing limited partner interests.

WGP and Affiliate holdings of Partnership equity. As of December 31, 2012, WGP and Affiliates held 49,296,205 of the Partnership’s common units, representing a 46.2% limited partner interest in the Partnership, and, through its ownership of the general partner, indirectly held 2,135,930 general partner units, representing a 2.0% general partner interest in the Partnership, and 100% of the IDRs. As of December 31, 2012, the public held 55,364,348 common units, representing a 51.8% limited partner interest in the Partnership.

The Partnership’s net income for periods including and subsequent to the acquisition of the Partnership assets (as defined in Note 2) is allocated to the general partner and the limited partners consistent with actual cash distributions, including incentive distributions allocable to the general partner. Undistributed earnings (net income in excess of distributions) or undistributed losses (available cash in excess of net income) are then allocated to the general partner and the limited partners in accordance with their respective ownership percentages (see Net income per common unit in Note 1).

Basic and diluted net income per common unit are calculated by dividing the limited partners’ interest in net income by the weighted average number of common units outstanding during the period. The common units issued in connection with acquisitions and equity offerings are included on a weighted-average basis for periods they were outstanding.

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. EQUITY AND PARTNERS’ CAPITAL (CONTINUED)

The following table illustrates the Partnership’s calculation of net income per unit for common and subordinated units:

	Year Ended December 31,
thousands except per-unit amounts	2012	2011	2010
Net income attributable to Western Gas Partners, LP	$106,986	$174,243	$146,192
Pre-acquisition net (income) loss allocated to Anadarko	—	(34,084)	(32,061)
General partner interest in net (income) loss	(28,089)	(8,599)	(3,067)

Limited partners’ interest in net income	$78,897	$131,560	$111,064

Net income allocable to common units	$78,897	$110,542	$68,410
Net income allocable to subordinated units	—	21,018	42,654

Limited partners’ interest in net income	$78,897	$131,560	$111,064

Net income per unit – basic and diluted
Common units	$0.84	$1.64	$1.66
Subordinated units	$—	$1.28	$1.61

Weighted average units outstanding – basic and diluted
Common units	93,936	67,333	41,287
Subordinated units	—	16,431	26,536

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

Cash management. Anadarko operates a cash management system whereby excess cash from most of its subsidiaries, held in separate bank accounts, is generally swept to centralized accounts. Prior to the Partnership’s acquisitions of the Partnership assets, third-party sales and purchases related to such assets were received or paid in cash by Anadarko within its centralized cash management system. Anadarko charged or credited the Partnership interest at a variable rate on outstanding affiliate balances for the periods these balances remained outstanding. The outstanding affiliate balances were entirely settled through an adjustment to net investment by Anadarko in connection with the acquisition of the Partnership assets. Subsequent to the acquisition of Partnership assets from Anadarko, transactions related to such assets are cash-settled directly with third parties and with Anadarko affiliates, and affiliate-based interest expense on current intercompany balances is not charged. Chipeta cash settles its transactions directly with third parties and Anadarko, as well as with the other subsidiaries of the Partnership.

Note receivable from and amounts payable to Anadarko. Concurrent with the closing of the Partnership’s May 2008 IPO, the Partnership loaned $260.0 million to Anadarko in exchange for a 30-year note bearing interest at a fixed annual rate of 6.50%, payable quarterly. The fair value of the note receivable from Anadarko was approximately $334.8 million and $303.7 million at December 31, 2012, and December 31, 2011, respectively. The fair value of the note reflects consideration of credit risk and any premium or discount for the differential between the stated interest rate and quarter-end market interest rate, based on quoted market prices of similar debt instruments. Accordingly, the fair value of the note receivable from Anadarko is measured using Level 2 inputs.

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. TRANSACTIONS WITH AFFILIATES (CONTINUED)

In 2008, the Partnership entered into a five-year $175.0 million term loan agreement with Anadarko, which was repaid in full in June 2012 using the proceeds from the issuance of the 4.000% Senior Notes due 2022 (the “2022 Notes”). See Note 10.

During the first quarter of 2012, the board of directors of the Partnership’s general partner approved the continued construction by the Partnership of the Brasada and Lancaster gas processing facilities in South Texas and Northeast Colorado, respectively, which were previously under construction by Anadarko. The Partnership agreed to reimburse Anadarko for $18.9 million of certain expenditures Anadarko incurred in 2011 related to the construction of the Brasada and Lancaster plants. In February 2012, these expenditures were transferred to the Partnership and a corresponding current payable was recorded, which the Partnership repaid during the fourth quarter of 2012.

Commodity price swap agreements. The Partnership has commodity price swap agreements with Anadarko to mitigate exposure to commodity price volatility that would otherwise be present as a result of the purchase and sale of natural gas, condensate or NGLs. Notional volumes for each of the commodity price swap agreements are not specifically defined; instead, the commodity price swap agreements apply to the actual volume of natural gas, condensate and NGLs purchased and sold at the Granger, Hilight, Hugoton, Newcastle, MGR and Wattenberg assets, with various expiration dates through December 2016. In December 2011, the Partnership extended the commodity price swap agreements for the Hilight and Newcastle assets through December 2013. The commodity price swap agreements do not satisfy the definition of a derivative financial instrument and, therefore, are not required to be remeasured at fair value. The Partnership has not entered into any new commodity price swap agreements since the fourth quarter of 2011.

Below is a summary of the fixed price ranges on the Partnership’s outstanding commodity price swap agreements as of December 31, 2012:

per barrel except natural gas	2013	2014	2015	2016
Ethane	$18.32 – 30.10	$18.36 – 30.53	$18.41 – 23.41	$23.11
Propane	$45.90 – 55.84	$46.47 – 53.78	$47.08 – 52.99	$52.90
Isobutane	$60.44 – 77.66	$61.24 – 75.13	$62.09 – 74.02	$73.89
Normal butane	$53.20 – 68.24	$53.89 – 66.01	$54.62 – 65.04	$64.93
Natural gasoline	$70.89 – 92.23	$71.85 – 83.04	$72.88 – 81.82	$81.68
Condensate	$74.04 – 85.84	$75.22 – 83.04	$76.47 – 81.82	$81.68
Natural gas (per MMbtu)	$3.75 – 6.09	$4.45 – 6.20	$4.66 – 5.96	$4.87

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. TRANSACTIONS WITH AFFILIATES (CONTINUED)

The following table summarizes realized gains and losses on commodity price swap agreements:

	Year Ended December 31,
thousands	2012	2011	2010
Gains (losses) on commodity price swap agreements related to sales: (1)
Natural gas sales	$37,665	$33,845	$20,200
Natural gas liquids sales	66,260	(36,802)	2,953

Total	103,925	(2,957)	23,153
Losses on commodity price swap agreements related to purchases (2)	(89,710)	(27,234)	(23,344)

Net gains (losses) on commodity price swap agreements	$14,215	$(30,191)	$(191)

(1)	Reported in affiliate natural gas, NGLs and condensate sales in the consolidated statements of income in the period in which the related sale is recorded.
(2)	Reported in cost of product in the consolidated statements of income in the period in which the related purchase is recorded.

Gas gathering and processing agreements. The Partnership has significant gas gathering and processing arrangements with affiliates of Anadarko on a majority of its systems. The gathering agreements of the Partnership’s initial assets allow for rate resets that target an 18% return on invested capital in those assets. Approximately 76%, 75% and 73% of the Partnership’s gathering, transportation and treating throughput (excluding equity investment throughput and volumes measured in barrels) for the years ended December 31, 2012, 2011 and 2010, respectively, was attributable to natural gas production owned or controlled by Anadarko. Approximately 59%, 64% and 66% of the Partnership’s processing throughput (excluding equity investment throughput and volumes measured in barrels) for the years ended December 31, 2012, 2011 and 2010, respectively, was attributable to natural gas production owned or controlled by Anadarko.

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

Omnibus agreement. Pursuant to the omnibus agreement, Anadarko and the general partner perform centralized corporate functions for the Partnership, such as legal; accounting; treasury; cash management; investor relations; insurance administration and claims processing; risk management; health, safety and environmental; information technology; human resources; credit; payroll; internal audit; tax; marketing; and midstream administration. The Partnership’s reimbursement to Anadarko for certain general and administrative expenses allocated to the Partnership was capped at $9.0 million for the year ended December 31, 2010 and the cap expired on December 31, 2010. Expenses in excess of the cap for the year ended December 31, 2010 were recorded as capital contributions from Anadarko and did not impact the Partnership’s cash flows. The Partnership also incurred $8.0 million in public company expenses, such as external audit and consulting fees, not subject to the cap previously contained in the omnibus agreement, during the year ended December 31, 2010.

For the year ended December 31, 2011, and thereafter, Anadarko, in accordance with the partnership and omnibus agreements, determined, in its reasonable discretion, amounts to be reimbursed by the Partnership in exchange for services provided under the omnibus agreement. Such amount was $21.7 million for the year ended December 31, 2012, comprised of $14.9 million of general and administrative expenses and $6.8 million of public company expenses. The Partnership reimbursed Anadarko $19.5 million for the year ended December 31, 2011, comprised of $11.8 million of general and administrative expenses and $7.7 million of public company expenses. See Summary of affiliate transactions below.

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. TRANSACTIONS WITH AFFILIATES (CONTINUED)

Services and secondment agreement. Pursuant to the services and secondment agreement, specified employees of Anadarko are seconded to the general partner to provide operating, routine maintenance and other services with respect to the assets owned and operated by the Partnership under the direction, supervision and control of the general partner. Pursuant to the services and secondment agreement, the Partnership reimburses Anadarko for services provided by the seconded employees. The initial term of the services and secondment agreement extends through May 2018 and the term will automatically extend for additional twelve-month periods unless either party provides 180 days written notice of termination before the applicable twelve-month period expires. The consolidated financial statements include costs allocated by Anadarko for expenses incurred under the services and secondment agreement for periods including and subsequent to the Partnership’s acquisition of the Partnership assets.

Tax sharing agreement. Pursuant to a tax sharing agreement, the Partnership reimburses Anadarko for its estimated share of applicable state taxes. These taxes include income taxes attributable to the Partnership’s income which are directly borne by Anadarko through its filing of a combined or consolidated tax return with respect to periods including and subsequent to the acquisition of the Partnership assets from Anadarko. Anadarko may use its own tax attributes to reduce or eliminate the tax liability of its combined or consolidated group, which may include the Partnership as a member. However, under this circumstance, the Partnership nevertheless is required to reimburse Anadarko for our allocable share of taxes that would have been owed had tax attributes not been available to Anadarko.

Allocation of costs. For periods prior to the Partnership’s acquisition of the Partnership assets, the consolidated financial statements include costs allocated by Anadarko in the form of a management services fee, which approximated the general and administrative costs incurred by Anadarko attributable to the Partnership assets. This management services fee was allocated to the Partnership based on its proportionate share of Anadarko’s assets and revenues or other contractual arrangements. Management believes these allocation methodologies are reasonable.

The employees supporting the Partnership’s operations are employees of Anadarko. Anadarko allocates costs to the Partnership for its share of personnel costs, including costs associated with equity-based compensation plans, non-contributory defined pension and postretirement plans, defined contribution savings plan pursuant to the omnibus agreement and services and secondment agreement. In general, the Partnership’s reimbursement to Anadarko under the omnibus agreement or services and secondment agreements is either (i) on an actual basis for direct expenses Anadarko and the general partner incur on behalf of the Partnership, or (ii) based on an allocation of salaries and related employee benefits between the Partnership, the general partner and Anadarko based on estimates of time spent on each entity’s business and affairs. Most general and administrative expenses charged to the Partnership by Anadarko are attributed to the Partnership on an actual basis, and do not include any mark-up or subsidy component. With respect to allocated costs, management believes the allocation method employed by Anadarko is reasonable. Although it is not practicable to determine what the amount of these direct and allocated costs would be if the Partnership were to directly obtain these services, management believes that aggregate costs charged to the Partnership by Anadarko are reasonable.

Long-term incentive plan. The general partner awards phantom units under the LTIP primarily to its Chief Executive Officer and its independent directors. The phantom units awarded to the independent directors vest one year from the grant date, while all other awards are subject to graded vesting over a three-year service period. Compensation expense is recognized over the vesting period and was approximately $0.4 million, $0.3 million and $0.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, there was $0.8 million of unrecognized compensation expense attributable to the outstanding awards under the LTIP, of which $0.7 million will be realized by the Partnership, and which is expected to be recognized over a weighted-average period of 2.2 years.

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. TRANSACTIONS WITH AFFILIATES (CONTINUED)

The following table summarizes LTIP award activity for the years ended December 31, 2012, 2011 and 2010:

	2012		2011		2010
	Weighted- Average Grant-Date Fair Value	Units	Weighted- Average Grant-Date Fair Value	Units	Weighted- Average Grant-Date Fair Value	Units
Phantom units outstanding at beginning of year	$33.92	23,978	$20.19	17,503	$15.02	21,970
Vested	$33.20	(14,260)	$20.51	(15,119)	$15.02	(19,751)
Granted	$45.91	15,901	$35.66	21,594	$20.94	15,284

Phantom units outstanding at end of year	$41.77	25,619	$33.92	23,978	$20.19	17,503

Anadarko Incentive Plans. For the years ended December 31, 2012, 2011 and 2010, the Partnership’s general and administrative expenses include $3.3 million, $2.5 million and $2.3 million, respectively, of equity-based compensation expense for awards granted to the executive officers of the general partner and other employees under the Anadarko Incentive Plans, which was allocated to the Partnership by Anadarko. As of December 31, 2012, the Partnership estimates that $4.4 million of unrecognized compensation expense attributable to the Anadarko Incentive Plans (excluding performance-based awards) will be allocated to the Partnership over a weighted-average period of 1.9 years. As of December 31, 2012, the compensation cost related to performance-based awards under the Anadarko Incentive Plans that could be allocated to the Partnership during the next two years was approximately $0.1 million.

During the fourth quarter of 2011, the Partnership recorded $9.7 million to partners’ capital in its consolidated financial statements for accumulated compensation expense attributable to the Anadarko Incentive Plans.

The Incentive Plan. For the years ended December 31, 2012, 2011 and 2010, the Partnership’s general and administrative expenses include $68.8 million, $11.4 million and $3.1 million, respectively, of compensation expense for grants of Unit Value Rights (“UVRs”), Unit Appreciation Rights (“UARs”) and Distribution Equivalent Rights (“DERs”) under the Incentive Plan to certain executive officers of the general partner as a component of their compensation, which was allocated to the Partnership by Anadarko.

Under the terms of the Incentive Plan, the value of a UAR was equal to an amount calculated by dividing the “determined value” by 1,000,000, less the applicable UAR exercise price. Prior to WGP’s IPO in December 2012, the value of awards issued under the Incentive Plan were revised periodically based on the estimated fair value of the Partnership’s general partner using a discounted cash flow estimate and multiples-valuation terminal value. UARs outstanding under the Incentive Plan as of December 31, 2011 and 2010, were valued at $634.00 per UAR and $215.00 per UAR, respectively. Anadarko and the Incentive Plan participants entered into a Memorandum of Understanding (the “MOU”) that, among other things, confirmed the intent and the understanding that the WGP IPO resulted in the vesting of all unvested Incentive Plan awards and that the value of the Partnership’s common units held by WGP prior to its IPO would not be considered in the valuation of the Incentive Plan awards.

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. TRANSACTIONS WITH AFFILIATES (CONTINUED)

The WGP IPO and concurrent execution of the MOU triggered the exercise of all outstanding UARs and lump-sum cash payments (less any applicable withholding taxes) to plan participants equal to the value of each award, less its exercise price, if applicable. Pursuant to the MOU, the “determined value” was defined as equal to the aggregate WGP equity value, as determined using the market price of WGP based on the IPO price of WGP’s common units, reduced by the market value of the Partnership’s common units owned by WGP prior to its IPO (based on the closing price of the Partnership’s common units on the day of the pricing of the IPO). Awards outstanding under the Incentive Plan at the time of the WGP IPO (and the effective termination of the Incentive Plan) were valued at $2,745.00 per UAR and $12.00 per DER. Outstanding UVRs that vested concurrent with the WGP IPO were cash-settled at their grant-date fair value.

In addition to the execution of the MOU, WGP, the Partnership’s general partner and Anadarko entered into a contribution agreement whereby cash, in an amount equal to the aggregate cash payment required to settle all outstanding awards, was contributed to the Partnership’s general partner by Anadarko. The cash payments made in connection with WGP’s IPO and the vesting, exercise and settlement of all outstanding awards under the Incentive Plan as described above, impacted the Partnership’s cash flows to the extent compensation expense was allocated to the Partnership since the inception of the Incentive Plan. The compensation expense allocated to the Partnership since the inception of the Incentive Plan, and subsequently contributed by Anadarko during the fourth quarter of 2012, was recorded to partners’ capital in the consolidated financial statements.

Equipment purchase and sale. The following table summarizes the Partnership’s purchases from and sales to Anadarko of pipe and equipment:

	Purchases			Sales
	Year Ended December 31,
thousands	2012	2011	2010	2012	2011	2010
Net carrying value	$8,009	$1,998	$429	$393	$316	$2,576
Cash consideration	24,705	3,837	361	760	382	2,805

Partners’ capital adjustment	$16,696	$1,839	$(68)	$367	$66	$229

Capital expenditures transfer. As described in Note receivable from and amounts payable to Anadarko above, Anadarko incurred certain expenditures related to the construction of the Brasada and Lancaster gas processing facilities during 2011. These amounts, along with related capitalized interest, were transferred to the Partnership in the first quarter of 2012, and are included in property, plant and equipment as of December 31, 2012.

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. TRANSACTIONS WITH AFFILIATES (CONTINUED)

Summary of affiliate transactions. Affiliate transactions include revenue from affiliates, reimbursement of operating expenses and purchases of natural gas. The following table summarizes affiliate transactions, including transactions with Anadarko, its affiliates and the general partner:

	Year Ended December 31,
thousands	2012	2011	2010
Revenues (1)	$687,634	$648,997	$571,628
Cost of product (1)	145,250	83,722	95,667
Operation and maintenance (2)	51,237	51,339	46,379
General and administrative (3)	90,701	31,855	23,807

Operating expenses	287,188	166,916	165,853
Interest income, net (4)	16,900	28,560	20,243
Interest expense (5)	2,766	4,935	6,924
Distributions to unitholders (6)	98,280	68,039	52,337
Contributions from noncontrolling interest owners (7)	12,588	16,476	2,019
Distributions to noncontrolling interest owners (7)	6,528	9,437	6,476

(1)	Represents amounts recognized under gathering, treating or processing agreements, and purchase and sale agreements.
(2)

Represents expenses incurred during periods including and subsequent to the date of the acquisition of the Partnership assets, as well as expenses incurred by Anadarko on a historical basis related to the Partnership assets prior to the acquisition of such assets by the Partnership.

(3)

Represents general and administrative expense incurred during periods including and subsequent to the date of the Partnership’s acquisition of the Partnership assets, as well as a management services fee for reimbursement of expenses incurred by Anadarko for periods prior to the acquisition of the Partnership assets by the Partnership. These amounts include equity-based compensation expense allocated to the Partnership by Anadarko (see Anadarko Incentive Plans and Incentive Plan within this Note 5).

(4)

Represents interest income recognized on the note receivable from Anadarko. This line item also includes interest income, net on affiliate balances related to the MGR assets, Bison assets, White Cliffs investment and Wattenberg assets for periods prior to the acquisition of such assets. Beginning December 7, 2011, Anadarko discontinued charging interest on intercompany balances. The outstanding affiliate balances on the aforementioned assets prior to their acquisition were entirely settled through an adjustment to net investment by Anadarko.

(5)

Represents interest expense recognized on the note payable to Anadarko (see Note 10) and interest imputed on the reimbursement payable to Anadarko for certain expenditures Anadarko incurred in 2011 related to the construction of the Brasada and Lancaster plants. During 2012, the Partnership repaid the note payable to Anadarko and the reimbursement payable to Anadarko related to the construction of the Brasada and Lancaster plants. See Note receivable from and amounts payable to Anadarko within this Note 5.

(6)	Represents distributions paid under the partnership agreement.
(7)

As described in Note 1 and Note 2, the Partnership acquired Anadarko’s then remaining 24% membership interest in Chipeta on August 1, 2012, and accounted for the acquisition on a prospective basis. As such, contributions from noncontrolling interest owners and distributions to noncontrolling interest owners subsequent to the acquisition date no longer reflect contributions from or distributions to Anadarko.

Concentration of credit risk. Anadarko was the only customer from whom revenues exceeded 10% of the Partnership’s consolidated revenues for all periods presented on the consolidated statements of income.

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  INCOME TAXES

The components of the Partnership’s income tax expense (benefit) are as follows:

	Year Ended December 31,
thousands	2012	2011	2010
Current income tax expense
Federal income tax expense	$—	$15,890	$10,580
State income tax expense	553	524	1,534

Total current income tax expense	553	16,414	12,114

Deferred income tax expense
Federal income tax expense	—	2,464	9,709
State income tax expense (benefit)	705	140	(121)

Total deferred income tax expense	705	2,604	9,588

Total income tax expense	$1,258	$19,018	$21,702

Total income taxes differed from the amounts computed by applying the statutory income tax rate to income before income taxes. The sources of these differences are as follows:

	Year Ended December 31,
thousands except percentages	2012	2011	2010
Income before income taxes	$123,134	$207,364	$178,899
Statutory tax rate	0%	0%	0%

Tax computed at statutory rate	$—	$—	$—
Adjustments resulting from:
Federal taxes on income attributable to Partnership assets pre-acquisition	—	18,354	20,678
State taxes on income attributable to Partnership assets pre-acquisition (net of federal benefit)	—	—	724
Texas margin tax expense (benefit)	1,258	664	300

Income tax expense	$1,258	$19,018	$21,702

Effective tax rate	1%	9%	12%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets (liabilities) are as follows:

	December 31,
thousands	2012	2011
Credit carryforwards	$14	$14

Net current deferred income tax assets	14	14

Depreciable property	(1,983)	(83,566)
Partnership basis	—	(24,481)
Credit carryforwards	541	556
Other	(136)	114

Net long-term deferred income tax liabilities	(1,578)	(107,377)

Total net deferred income tax liabilities	$(1,564)	$(107,363)

Credit carryforwards, which are available for utilization on future income tax returns, consist of $0.6 million of state income tax credits that expire in 2026.

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  PROPERTY, PLANT AND EQUIPMENT

A summary of the historical cost of the Partnership’s property, plant and equipment is as follows:

	Estimated Useful Life	December 31,
thousands		2012	2011
Land	n/a	$501	$364
Gathering systems	5 to 47 years	2,738,018	2,437,152
Pipelines and equipment	15 to 45 years	91,126	90,883
Assets under construction	n/a	346,312	104,687
Other	3 to 25 years	7,191	4,927

Total property, plant and equipment		3,183,148	2,638,013
Accumulated depreciation		709,773	585,789

Net property, plant and equipment		$2,473,375	$2,052,224

The cost of property classified as “Assets under construction” is excluded from capitalized costs being depreciated. These amounts represent property that is not yet suitable to be placed into productive service as of the respective balance sheet date. See Note 8.

During the fourth quarter of 2012, the Partnership recognized a $6.0 million impairment related to a gathering system in central Wyoming that was impaired to its estimated fair value using Level 3 fair-value inputs. Also in the fourth quarter of 2012, an impairment of $0.6 million was recognized for the original installation costs on a compressor relocated within the Partnership’s operating assets.

During the year ended December 31, 2011, the Partnership recognized a $7.3 million impairment related to certain equipment and materials. The costs of the equipment and materials, previously capitalized as assets under construction and related to a Red Desert complex (see Note 2) expansion project, were deemed no longer recoverable as the expansion project was indefinitely postponed by Anadarko management. Subsequent to the project evaluation and impairment, the remaining fair value of the equipment and materials was reclassified from within property, plant and equipment to other assets on the consolidated balance sheet and was approximately $10.6 million as of December 31, 2011. Also during 2011, following an evaluation of future cash flows, an impairment of $3.0 million was recognized for a transportation pipeline that was impaired to its estimated fair value using Level 3 fair-value inputs.

During the year ended December 31, 2010, the Partnership recognized a $0.6 million impairment related to a compressor sold during the year to a third party, and a $0.3 million impairment due to cancelled capital projects and additional costs recorded on a project previously impaired to salvage value.

8.  ACCRUED LIABILITIES

A summary of accrued liabilities is as follows:

	December 31,
	2012	2011
Accrued capital expenditures	$84,784	$14,968
Accrued plant purchases	16,350	19,607
Accrued interest expense	15,868	2,251
Short-term asset retirement obligations	1,711	875
Short-term remediation and reclamation obligations	799	1,679
Other	612	1,935

Total accrued liabilities	$120,124	$41,315

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  ASSET RETIREMENT OBLIGATIONS

The following table provides a summary of changes in asset retirement obligations:

	Year Ended December 31,
thousands	2012	2011
Carrying amount of asset retirement obligations at beginning of year	$64,144	$45,149
Liabilities incurred	9,239	15,391
Liabilities settled	(786)	(133)
Accretion expense	4,256	3,781
Revisions in estimated liabilities	(10,407)	(44)

Carrying amount of asset retirement obligations at end of year	$66,446	$64,144

Revisions in estimated liabilities for the year ended December 31, 2012, related primarily to the change in the estimated timing of settling the Partnership’s asset retirement obligations at the Wattenberg system. The liabilities incurred for the year ended December 31, 2012, represented the increase in asset retirement obligations primarily related to the capital expansion at the Wattenberg system.

Revisions in estimated liabilities for the year ended December 31, 2011, related primarily to a decrease in the inflation rate. The liabilities incurred for the year ended December 31, 2011, represented the increase in asset retirement obligations primarily related to the acquisition of the Platte Valley assets (see Note 2).

10.  DEBT AND INTEREST EXPENSE

The following table presents the Partnership’s outstanding debt as of December 31, 2012 and 2011:

	December 31, 2012			December 31, 2011
thousands	Principal	Carrying Value	Fair Value (1)	Principal	Carrying Value	Fair Value (1)
4.000% Senior Notes due 2022	$670,000	$673,617	$669,928	$—	$—	$—
5.375% Senior Notes due 2021	500,000	494,661	499,946	500,000	494,178	499,950
Note payable to Anadarko	—	—	—	175,000	175,000	174,528

Total debt outstanding	$1,170,000	$1,168,278	$1,169,874	$675,000	$669,178	$674,478

(1)	Fair value is measured using Level 2 inputs.

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. DEBT AND INTEREST EXPENSE (CONTINUED)

Debt activity. The following table presents the debt activity of the Partnership for the years ended December 31, 2012 and 2011:

thousands	Carrying Value
Balance as of December 31, 2010	$474,000
Revolving credit facility borrowings	570,000
Repayment of revolving credit facility	(619,000)
Repayment of Wattenberg term loan	(250,000)
Revolving credit facility borrowings – Swingline	30,000
Repayment of revolving credit facility – Swingline	(30,000)
Issuance of 5.375% Senior Notes due 2021	500,000
Other and changes in debt discount	(5,822)

Balance as of December 31, 2011	$669,178
Revolving credit facility borrowings	374,000
Issuance of 4.000% Senior Notes due 2022	670,000
Repayment of revolving credit facility	(374,000)
Repayment of note payable to Anadarko	(175,000)
Revolving credit facility borrowings – Swingline	20,000
Repayment of revolving credit facility – Swingline	(20,000)
Other and changes in debt discount or premium	4,100

Balance as of December 31, 2012	$1,168,278

Senior Notes. In June 2012, the Partnership completed the offering of $520.0 million aggregate principal amount of 4.000% Senior Notes due 2022 at a price to the public of 99.194% of the face amount. In October 2012, the Partnership issued an additional $150.0 million in aggregate principal amount of 4.000% Senior Notes due 2022 at a price to the public of 105.178% of the face amount. The additional notes were issued under the same indenture as, and as a single class of securities with, the June 2012 issuance. The notes issued in June 2012 and in October 2012 are collectively referred to as the “2022 Notes.” Including the effects of the issuance discount for the June 2012 offering, the issuance premium for the October 2012 offering, and underwriting discounts, the effective interest rate of the 2022 Notes was 4.040%. Interest is paid semi-annually on January 1 and July 1 of each year. Proceeds (net of underwriting discounts of $4.4 million and debt issuance costs) were used to repay all amounts then outstanding under the Partnership’s revolving credit facility (“RCF”) and the $175.0 million note payable to Anadarko (see below), with the remaining net proceeds used for general partnership purposes.

The 2022 Notes mature on July 1, 2022, unless redeemed at a redemption price that includes a make-whole premium. The Partnership may redeem the 2022 Notes in whole or in part, at any time before April 1, 2022, at a redemption price equal to the greater of (i) 100% of the principal amount of the 2022 Notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest on such 2022 Notes (exclusive of interest accrued to the redemption date) discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate (as defined in the indenture governing the 2022 Notes) plus 37.5 basis points, plus, in either case, accrued and unpaid interest, if any, on the principal amount being redeemed to such redemption date. On or after April 1, 2022, the 2022 Notes may be redeemed, at any time in whole, or from time to time in part, at a price equal to 100% of the principal amount of the 2022 Notes to be redeemed, plus accrued interest on the 2022 Notes to be redeemed to the date of redemption.

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. DEBT AND INTEREST EXPENSE (CONTINUED)

In May 2011, the Partnership completed the offering of $500.0 million aggregate principal amount of 5.375% Senior Notes due 2021 (the “2021 Notes”) at a price to the public of 98.778% of the face amount. Including the effects of the issuance and underwriting discounts, the effective interest rate is 5.648%. Interest on the 2021 Notes is paid semi-annually on June 1 and December 1 of each year. Proceeds from the offering of the 2021 Notes (net of the underwriting discount of $3.3 million and debt issuance costs) were used to repay the then-outstanding balance on the Partnership’s RCF, with the remainder used for general partnership purposes. Upon issuance, the 2021 Notes were fully and unconditionally guaranteed on a senior unsecured basis by each of the Partnership’s wholly owned subsidiaries (the “Subsidiary Guarantors”). The Subsidiary Guarantors’ guarantees were immediately released on June 13, 2012, upon the Subsidiary Guarantors becoming released from their obligations under the RCF, as discussed below.

The 2021 Notes mature on June 1, 2021, unless redeemed at a redemption price that includes a make-whole premium. The Partnership may redeem the 2021 Notes in whole or in part, at any time before March 1, 2021, at a redemption price equal to the greater of (i) 100% of the principal amount of the 2021 Notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest on such 2021 Notes (exclusive of interest accrued to the redemption date) discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate (as defined in the indenture governing the 2021 Notes) plus 40 basis points, plus, in either case, accrued and unpaid interest, if any, on the principal amount being redeemed to such redemption date. On or after March 1, 2021, the 2021 Notes may be redeemed, at any time in whole, or from time to time in part, at a price equal to 100% of the principal amount of the 2021 Notes to be redeemed, plus accrued interest on the 2021 Notes to be redeemed to the date of redemption.

The indentures governing the 2022 Notes and the 2021 Notes contain customary events of default including, among others, (i) default for 30 days in the payment of interest when due; (ii) default in payment, when due, of principal of or premium, if any, at maturity, upon redemption or otherwise; and (iii) certain events of bankruptcy or insolvency. The indentures also contain covenants that limit, among other things, the ability of the Partnership, as well as that of certain of the Partnership’s subsidiaries, to (i) create liens on principal properties; (ii) engage in sale and leaseback transactions; and (iii) merge or consolidate with another entity or sell, lease or transfer substantially all of the Partnership’s properties or assets to another entity. At December 31, 2012, the Partnership was in compliance with all covenants under the indentures.

Note payable to Anadarko. In 2008, the Partnership entered into a five-year $175.0 million term loan agreement with Anadarko. The interest rate was fixed at 4.00% until November 2010. The term loan agreement was amended in December 2010 to fix the interest rate at 2.82% through maturity in 2013. In June 2012, the note payable to Anadarko was repaid in full with proceeds from the issuance of the 2022 Notes.

Revolving credit facility. In March 2011, the Partnership entered into an amended and restated $800.0 million senior unsecured RCF and borrowed $250.0 million under the RCF to repay the Wattenberg term loan (described below). The RCF amended and restated a $450.0 million credit facility, which was originally entered into in October 2009. The RCF matures in March 2016 and bears interest at London Interbank Offered Rate (“LIBOR”) plus applicable margins currently ranging from 1.30% to 1.90%, or an alternate base rate equal to the greatest of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 0.5%, or (c) LIBOR plus 1%, in each case plus applicable margins currently ranging from 0.30% to 0.90%. The interest rate was 1.71% and 1.80% at December 31, 2012 and 2011, respectively. The Partnership is required to pay a quarterly facility fee currently ranging from 0.20% to 0.35% of the commitment amount (whether used or unused), based upon the Partnership’s senior unsecured debt rating. The facility fee rate was 0.25% at December 31, 2012 and 2011.

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. DEBT AND INTEREST EXPENSE (CONTINUED)

On June 13, 2012, following the receipt of a second investment grade rating as defined in the RCF, the guarantees provided by the Partnership’s wholly owned subsidiaries were released, and the Partnership is no longer subject to certain of the restrictive covenants associated with the RCF, including the maintenance of an interest coverage ratio and adherence to covenants that limit, among other things, the Partnership’s, and certain of the Partnership’s subsidiaries’, ability to dispose of assets and make certain investments or payments. The RCF continues to contain certain covenants that limit, among other things, the ability of the Partnership, and that of certain of its subsidiaries, to incur additional indebtedness, grant certain liens, merge, consolidate or allow any material change in the character of the Partnership’s business, enter into certain affiliate transactions and use proceeds other than for Partnership purposes. The RCF also contains various customary covenants, customary events of default and a maximum consolidated leverage ratio as of the end of each fiscal quarter (which is defined as the ratio of consolidated indebtedness as of the last day of a fiscal quarter to Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“Consolidated EBITDA”) for the most recent four consecutive fiscal quarters ending on such day) of 5.0 to 1.0, or a consolidated leverage ratio of 5.5 to 1.0 with respect to quarters ending in the 270-day period immediately following certain acquisitions. As of December 31, 2012, the Partnership had no outstanding borrowings and $6.7 million in outstanding letters of credit issued under its $800.0 million RCF. At December 31, 2012, the Partnership was in compliance with all remaining covenants under the RCF.

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

Interest rate agreements. In May 2012, the Partnership entered into U.S. Treasury Rate lock agreements to mitigate the risk of rising interest rates prior to the issuance of the 2022 Notes. The Partnership settled the rate lock agreements simultaneously with the June 2012 offering of the 2022 Notes, realizing a loss of $1.7 million, which is included in other income (expense), net in the consolidated statements of income.

In March 2011, the Partnership entered into a forward-starting interest-rate swap agreement to mitigate the risk of rising interest rates prior to the issuance of the 2021 Notes. In May 2011, the Partnership issued the 2021 Notes and terminated the swap agreement, realizing a loss of $1.9 million, which is included in other income (expense), net in the consolidated statements of income.

In April 2010, the Partnership entered into financial agreements to fix the underlying 10-year Treasury rates with respect to a potential note issuance that was not realized. In May 2010, the Partnership terminated the agreements, realizing a loss of $2.4 million, which is included in other income (expense), net in the consolidated statements of income.

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. DEBT AND INTEREST EXPENSE (CONTINUED)

Interest expense. The following table summarizes the amounts included in interest expense:

	Year Ended December 31,
thousands	2012	2011	2010
Third parties
Interest expense on long-term debt	$41,171	$20,533	$8,530
Amortization of debt issuance costs and commitment fees (1)	4,319	5,297	3,340
Capitalized interest (2)	(6,196)	(420)	—

Total interest expense – third parties	39,294	25,410	11,870

Affiliates
Interest expense on note payable to Anadarko (3)	2,440	4,935	6,828
Interest expense on affiliate balances (4)	326	—	—
Credit facility commitment fees	—	—	96

Total interest expense – affiliates	2,766	4,935	6,924

Interest expense	$42,060	$30,345	$18,794

(1)

For the year ended December 31, 2012, includes $1.1 million of amortization of (i) the original issue discount for the June 2012 offering partially offset by the original issue premium for the October 2012 offering of the 2022 Notes, (ii) original issue discount for the 2021 Notes and (iii) underwriters’ fees. For the year ended December 31, 2011, includes $0.5 million of amortization of the original issue discount and underwriters’ fees for the 2021 Notes.

(2)

For the year ended December 31, 2012, $2.2 million of interest associated with capital projects at Chipeta was capitalized and $3.5 million of interest associated with the construction of the Brasada and Lancaster gas processing facilities was capitalized. See Note 5.

(3)	In June 2012, the note payable to Anadarko was repaid in full. See Note payable to Anadarko within this Note 10.
(4)

Imputed interest expense on the reimbursement payable to Anadarko for certain expenditures Anadarko incurred in 2011 related to the construction of the Brasada and Lancaster plants. During 2012, the Partnership repaid the reimbursement payable to Anadarko related to the construction of the Brasada and Lancaster plants. See Note 5.

11. COMMITMENTS AND CONTINGENCIES

Environmental obligations. The Partnership is subject to various environmental-remediation obligations arising from federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. As of December 31, 2012 and 2011, asset retirement obligations and other on the consolidated balance sheets included $1.9 million and $1.6 million, respectively, for the long-term liability for remediation and reclamation obligations. The recorded obligations do not include any anticipated insurance recoveries. Substantially all of the payments related to these obligations are expected to be made over the next five years. Management regularly monitors the remediation and reclamation process and the liabilities recorded and believes that the amounts reflected in the Partnership’s recorded environmental obligations are adequate to fund remedial actions to comply with present laws and regulations, and that the ultimate liability for these matters, if any, will not differ materially from recorded amounts nor materially affect the Partnership’s overall results of operations, cash flows or financial condition. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental issues will not be discovered. See Note 8.

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

Other commitments. The Partnership has short-term payment obligations, or commitments, related to its capital spending programs, as well as those of its unconsolidated affiliates. As of December 31, 2012, the Partnership had unconditional payment obligations for services to be rendered, or products to be delivered in connection with its capital projects of approximately $55.9 million, the majority of which is expected to be paid in the next twelve months. These commitments relate primarily to the continued construction of the Brasada and Lancaster plants (see Note 5) and include 100% of obligations related to Chipeta, in which the Partnership has a 75% membership interest (see Note 1).

Lease commitments. Anadarko, on behalf of the Partnership, has entered into lease agreements for corporate offices, shared field offices and a warehouse supporting the Partnership’s operations. The leases for the corporate offices and shared field offices extend through 2017 and 2018, respectively, and the lease for the warehouse extends through February 2014 and includes an early termination clause.

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

Rent expense associated with the office, warehouse and equipment leases was $3.0 million, $4.1 million and $7.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. COMMITMENTS AND CONTINGENCIES (CONTINUED)

The amounts in the table below represent existing contractual operating lease obligations as of December 31, 2012, that may be assigned or otherwise charged to the Partnership pursuant to the reimbursement provisions of the omnibus agreement:

thousands	Operating Leases
2013	$235
2014	169
2015	169
2016	169
2017	169
Thereafter	42

Total	$953

12. SUBSEQUENT EVENTS

On February 27, 2013, the Partnership announced the acquisition of Anadarko’s 33.75% interest (non-operated) in both the Liberty and Rome gas gathering systems for total consideration of $490.0 million (the “Anadarko Acquisition”). The Partnership also announced that it has agreed to acquire a 33.75% (Anadarko-operated) interest in the Larry’s Creek, Seely and Warrensville gas gathering systems from Chesapeake Energy Corporation for total consideration of $133.5 million (the “Third-Party Acquisition”). The assets in both the Anadarko Acquisition and the Third-Party Acquisition serve production from the Marcellus shale in north-central Pennsylvania.

The Partnership intends to finance the Anadarko Acquisition with approximately $220.0 million of cash on hand, the borrowing of $245.5 million on its RCF, and the issuance of 449,129 common units to Anadarko at an implied price of approximately $54.55 per unit. The Partnership intends to finance the Third-Party Acquisition with borrowings on its RCF. The Anadarko Acquisition is expected to close on March 1, 2013, and the Third-Party Acquisition is expected to close by the end of the first quarter of 2013.

WESTERN GAS PARTNERS, LP

SUPPLEMENTAL QUARTERLY INFORMATION

(UNAUDITED)

The following table presents a summary of the Partnership’s operating results by quarter for the years ended December 31, 2012 and 2011. The Partnership’s operating results reflect the operations of the Partnership assets (as defined in Note 1—Summary of Significant Accounting.) from the dates of common control, unless otherwise noted. See Note 1—Summary of Significant Accounting Policies and Note 2—Acquisitions.

	First	Second	Third	Fourth
thousands except per-unit amounts	Quarter	Quarter	Quarter	Quarter
2012
Revenues	$212,242	$205,341	$219,020	$212,837
Operating income (loss) (1)	$57,841	$47,259	$49,242	$(6,340)
Net income (loss) (1)	$52,406	$40,567	$42,940	$(14,037)
Net income (loss) attributable to Western Gas Partners, LP (1)	$48,163	$36,277	$39,517	$(16,971)
Net income (loss) per common unit – basic and diluted (1) (2)	$0.48	$0.33	$0.33	$(0.27)
2011
Revenues	$180,842	$209,680	$217,546	$215,197
Operating income	$50,972	$58,181	$53,946	$46,094
Net income	$46,851	$47,864	$49,179	$44,452
Net income attributable to Western Gas Partners, LP	$43,897	$45,026	$45,306	$40,014
Net income per common unit – basic and diluted (2)	$0.43	$0.40	$0.41	$0.35
Net income per subordinated unit – basic and diluted (2)	$0.41	$0.38	$—	$—

(1)

During the fourth quarter of 2012, the Partnership was allocated $54.9 million of general and administrative expenses from Anadarko associated with the Incentive Plan (as defined and described in Note 1—Summary of Significant Accounting Policies and Note 5—Transactions with Affiliates).

(2)

Represents net income for periods including and subsequent to the acquisition of the Partnership assets (as defined in Note 1—Summary of Significant Accounting Policies). In addition, all subordinated units were converted to common units on a one-for-one basis on August 15, 2011. For purposes of calculating net income per common and subordinated unit, the conversion of the subordinated units is deemed to have occurred on July 1, 2011. See Note 4—Equity and Partners’ Capital.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer of the Partnership’s general partner performed an evaluation of the Partnership’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission and to ensure that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Partnership’s disclosure controls and procedures are effective as of December 31, 2012.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Unless the context otherwise requires, references to “we,” “us,” “our,” the “Partnership” or “Western Gas Partners” refer to Western Gas Partners, LP and its subsidiaries. The Partnership’s general partner, Western Gas Holdings, LLC (the “general partner” or “GP”), is owned by Western Gas Equity Partners, LP (“WGP”), a Delaware master limited partnership formed by Anadarko Petroleum Corporation. Western Gas Equity Holdings, LLC is WGP’s general partner and is a wholly owned subsidiary of Anadarko Petroleum Corporation. “Anadarko Petroleum Corporation” refers to Anadarko Petroleum Corporation excluding its subsidiaries and affiliates. “Anadarko” refers to Anadarko Petroleum Corporation and its consolidated subsidiaries, excluding the Partnership and the general partner. “Affiliates” refers to wholly owned and partially owned subsidiaries of Anadarko, excluding the Partnership, and includes the interests in Fort Union Gas Gathering, LLC (“Fort Union”), White Cliffs Pipeline, LLC (“White Cliffs”) and Rendezvous Gas Services, LLC (“Rendezvous”).

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

Our general partner’s board of directors has nine members, four of whom are independent as defined under the independence standards established by the New York Stock Exchange (“NYSE”) and the Securities Exchange Act of 1934, as amended (“Exchange Act”). The NYSE does not require a listed limited partnership, such as us, to have a majority of independent directors on the board of directors of our general partner or to establish a compensation committee or a nominating committee. Our general partner’s board of directors has affirmatively determined that Messrs. Milton Carroll, Anthony R. Chase, James R. Crane and David J. Tudor are independent as described in the rules of the NYSE and the Exchange Act. With respect to Mr. Crane, the board specifically considered that Anadarko and the Partnership made payments totaling approximately $260,000 to affiliates of Crane Capital Holdings, Limited in 2012. Mr. Crane owns Crane Capital Holdings, Limited and is the Chairman and Chief Executive Officer of its management company, Crane Capital Group, Inc. In addition, the board considered that Anadarko made payments totaling approximately $93,000 to the Houston Astros Baseball Club in 2012. Mr. Crane is the principal owner and Chairman of the Houston Astros. The Board determined that these payments do not impact Mr. Crane’s independence.

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

Board Leadership Structure

Through its ownership and control of Western Gas Equity Holdings, LLC, the general partner of WGP, Anadarko controls our general partner and, within the limitations of our partnership agreement and applicable U.S. Securities and Exchange Commission (“SEC”) and NYSE rules and regulations, also exercises broad discretion in establishing the governance provisions of our general partner’s limited liability company agreement. Accordingly, our general partner’s board structure is established by Anadarko.

Although our general partner’s current board structure has separated the roles of Chairman and Chief Executive Officer (“CEO”), Anadarko may in the future combine those roles at its discretion. Our general partner’s limited liability company agreement and our Corporate Governance Guidelines permit the roles of Chairman and CEO to be combined.

Directors and Executive Officers

The biographies of each of the directors below contain information regarding the person’s service as a director, business experience, director positions held currently or at any time during the last five years, and involvement in certain legal or administrative proceedings, if applicable, and the experiences, qualifications, attributes or skills that caused our general partner and its board of directors to determine that the person should serve as a director for the general partner. In light of our strategic relationship with our sponsor, Anadarko, our general partner considers service as an Anadarko executive to be a meaningful qualification for service as a non-independent director of our general partner.

The following table sets forth certain information with respect to the directors and executive officers of our general partner as of February 28, 2013. Directors are appointed for a term of one year.

Name	Age	Position with Western Gas Holdings, LLC
Robert G. Gwin	49	Chairman of the Board
Donald R. Sinclair	55	President, Chief Executive Officer and Director
Benjamin M. Fink	42	Senior Vice President, Chief Financial Officer and Treasurer
Danny J. Rea	54	Senior Vice President and Chief Operating Officer
Philip H. Peacock	41	Vice President, General Counsel and Corporate Secretary
Milton Carroll	62	Director
Anthony R. Chase	57	Director
James R. Crane	59	Director
Charles A. Meloy	52	Director
Robert K. Reeves	55	Director
David J. Tudor	53	Director
R. A. Walker	56	Director

Our directors hold office until their successors are duly elected and qualified or until the earlier of their death, resignation, removal or disqualification. Officers serve at the discretion of the board of directors. There are no family relationships among any of our directors or executive officers.

Robert G. Gwin Age: 49 Houston, Texas Director since: August 2007 Not Independent Officer From: August 2007 to January 2010

Biography/Qualifications

Robert G. Gwin has served as a director of our general partner since August 2007 and has served as non-executive Chairman of the Board of our general partner since October 2009. He also served as Chief Executive Officer of our general partner from August 2007 to January 2010 and as President from August 2007 to September 2009. Mr. Gwin has served as Chairman of the board of directors of Western Gas Equity Holdings, LLC, the general partner of WGP, since September 2012. He has served as Senior Vice President, Finance and Chief Financial Officer of Anadarko since March 2009, and prior to that position had served as Senior Vice President of Anadarko since March 2008. He previously served as Vice President, Finance and Treasurer of Anadarko since January 2006. Since 2011, Mr. Gwin has served as a director of LyondellBasell Industries N.V. and he also serves on the boards of Theatre Under the Stars and Communities in Schools. Mr. Gwin holds a Bachelor of Science degree from the University of Southern California and a Master of Business Administration degree from the Fuqua School of Business at Duke University, and he is a Chartered Financial Analyst.

Donald R. Sinclair Age: 55 Houston, Texas Director since: October 2009 Not Independent Officer Since: October 2009

Biography/Qualifications

Donald R. Sinclair has served as President and a director of our general partner since October 2009 and as Chief Executive Officer since January 2010. Mr. Sinclair has served as the President and Chief Executive Officer and as a director of Western Gas Equity Holdings, LLC since September 2012. Prior to becoming President and a director of our general partner, Mr. Sinclair was a founding partner and served as President of Ceritas Energy, LLC, a midstream energy company headquartered in Houston with operations in Texas, Wyoming and Utah from February 2003 to September 2009. Earlier in his career, Mr. Sinclair was President of Duke Energy Trading and Marketing LLC, one of the nation’s largest marketers of natural gas and wholesale electric power, and served as Chairman of the Energy Risk Committee for Duke Energy Corporation. Prior to joining Duke, Mr. Sinclair served as Senior Vice President of Tenneco Energy and as President of Tenneco Energy Resources. Previously, as one of the original principals and officers at Dynegy (formerly NGC Corporation), he served for eight years in various officer positions, including Senior Vice President and Chief Risk Officer where he was in charge of all risk management activities and commercial operations. Mr. Sinclair earned a Bachelor of Business Administration degree from Texas Tech University.

Benjamin M. Fink Age: 42 Houston, Texas Officer since: May 2009

Biography/Qualifications

Benjamin M. Fink has served as the Senior Vice President and Chief Financial Officer of our general partner since May 2009, and as Senior Vice President, Chief Financial Officer and Treasurer of our general partner since November 2010. Mr. Fink has served as Senior Vice President, Chief Financial Officer and Treasurer of Western Gas Equity Holdings, LLC since September 2012. He was Director, Finance of Anadarko from April 2007 to May 2009, during which time he was responsible for principal oversight of the finance operations of an Anadarko subsidiary, Anadarko Algeria Company, LLC. From August 2006 to April 2007, he served as an independent financial consultant to Anadarko in its Beijing, China and Rio de Janeiro, Brazil offices. From April 2001 until June 2006, he held executive management positions at Prosoft Learning Corporation, including serving as its President and Chief Executive Officer from November 2004 until that company’s sale in June 2006. From 2000 to 2001 he co-founded and served as Chief Operating Officer and Chief Financial Officer of Meta4 Group Limited, an online direct marketer based in Hong Kong and Tokyo. Previously, he held positions of increasing responsibility at Prudential Capital Group and Prudential Asset Management Asia, where he focused on the negotiation, structuring and execution of private debt and equity investments. He holds a Bachelor of Science degree in Economics from the Wharton School of the University of Pennsylvania, and he is a Chartered Financial Analyst.

Danny J. Rea Age: 54 Houston, Texas Officer since: August 2007

Biography/Qualifications

Danny J. Rea has served as Senior Vice President and Chief Operating Officer of our general partner since August 2007 and as Vice President, Midstream of Anadarko since May 2007. He also served as a director of our general partner from August 2007 to September 2009. Mr. Rea has served as Senior Vice President and Chief Operating Officer of Western Gas Equity Holdings, LLC since September 2012. Previously, Mr. Rea served as Manager, Midstream Services of Anadarko from May 2004 to May 2007 and Manager, Gas Field Services from August 2000 to May 2004. Mr. Rea joined Anadarko as an engineer in 1981 and has held positions of increasing responsibility over his 31 years at Anadarko. He holds a Bachelor of Science degree in Petroleum Engineering from Louisiana Tech University, and a Master of Business Administration degree from the University of Houston. He served on the board of directors for the Wyoming Pipeline Authority from March 2006 until March 2010, currently serves on the board of directors of the Texas Pipeline Association, and is a member of the Gas Processors Association and the Society of Petroleum Engineers.

Philip H. Peacock Age: 41 Houston, Texas Officer since: August 2012

Biography/Qualifications

Philip H. Peacock has served as Vice President, General Counsel and Corporate Secretary of our general partner since August 2012. Mr. Peacock has served as Vice President, General Counsel and Corporate Secretary of Western Gas Equity Holdings, LLC since September 2012. Prior to joining Western Gas Holdings, LLC, Mr. Peacock was a partner practicing corporate and securities law at the law firm of Andrews Kurth LLP, which he joined in August 2003. Mr. Peacock holds a Bachelor of Arts degree from Princeton University, a Master of Arts degree from the University of Houston, and a Juris Doctor degree from the University of Virginia. He is licensed to practice law in the state of Texas and serves on the Board of Directors of The Children’s Fund, Inc.

Milton Carroll Age: 62 Houston, Texas Director since: April 2008 Independent

Biography/Qualifications

Milton Carroll has served as a director of our general partner and as Chairman of the special committee of the board of directors since April 2008. Mr. Carroll currently serves as Chairman of Houston-based CenterPoint Energy, Inc., where he has been a director since 1992. Mr. Carroll is Chairman and founder of Instrument Products, Inc., an oil-tool manufacturing company in Houston, Texas. He also serves as Chairman of Health Care Services Corporation (a Chicago-based company operating through its Blue Cross and Blue Shield divisions in Illinois, Texas, Oklahoma and New Mexico), as a director of Halliburton Company, where he serves as a member of the compensation committee and the nominating and corporate governance committee, as a director of LyondellBasell Industries N.V., where he serves as a member of the nominating and governance committee and as Chairman of the compensation committee, and as a director of LRR Energy, L.P., where he serves as a member of the special committee and the audit committee. Mr. Carroll also served as a director of EGL, Inc. from May 2003 until August 2007 and as a director of the general partner of DCP Midstream Partners, LP from December 2005 to December 2006. Mr. Carroll holds a Bachelor of Science degree in Industrial Technology from Texas Southern University.

Anthony R. Chase Age: 57 Houston, Texas Director since: April 2008 Independent

Biography/Qualifications

Anthony R. Chase has served as a director of our general partner and as a member of the special and audit committees of the board of directors since April 2008. He is Chairman and Chief Executive Officer of ChaseSource, L.P., a Houston-based staffing firm. He served as an Executive Vice President of Crest Investment Company, a Houston-based private equity firm, from January 2009 until December 2009. Prior to these positions, he had most recently served as the Chairman and Chief Executive Officer of ChaseCom, L.P., a global customer relationship management and staffing services company until its sale in 2007 to AT&T. Mr. Chase has also been a Professor of Law at the University of Houston since 1991. Mr. Chase currently serves as a director of Sarepta Therapeutics, Inc. From 1999 to August 2010, he served as a director of Cornell Companies, where he served as a member of the audit committee, and as lead director from May 2008 to August 2010. Mr. Chase is on the board of directors of the Greater Houston Partnership, and served as its Chairman during 2012. From July 2004 to July 2008, he served as a director of the Federal Reserve Bank of Dallas, and also served as its Deputy Chairman from 2006 until his departure in July 2008. Mr. Chase holds Bachelor of Arts, Masters of Business Administration and Juris Doctor degrees from Harvard University.

James R. Crane Age: 59 Houston, Texas Director since: April 2008 Independent

Biography/Qualifications

James R. Crane has served as a director of our general partner and as a member of the special and audit committees of the board of directors since April 2008. In November 2011, Mr. Crane became the principal owner and Chairman of the Houston Astros Baseball Club. Mr. Crane is also the Chairman and CEO of Crane Capital Group Inc., an investment management company he founded. Prior to that time, he was Founder, Chairman and Chief Executive Officer of EGL, Inc., a global transportation, supply chain management and information services company, from 1984 until its sale in August 2007. Crane Capital Group currently invests in transportation, power distribution, real estate and asset management. Its holdings include Crane Worldwide Logistics, a premier global provider of customized transportation and logistics services with 54 offices in 20 countries, and Champion Energy Services, a retail electric provider. In February 2012, Mr. Crane was appointed to the board of directors of Nabors Industries Ltd., an international drilling contractor and well-services provider. From February 2010 to February 2012, he served as a director of Fort Dearborn Life Insurance Company, a subsidiary of Health Care Service Corporation, and from 1999 to November 2007 he served as a director of HCC Insurance Holdings, Inc. Mr. Crane holds a Bachelor of Science degree in Industrial Safety from the University of Central Missouri.

Charles A. Meloy Age: 52 Houston, Texas Director since: February 2009 Not Independent

Biography/Qualifications

Charles A. Meloy has served as a director of our general partner since February 2009 and as a director of Western Gas Equity Holdings, LLC since September 2012. Mr. Meloy has served as Senior Vice President, U.S. Onshore Exploration and Production of Anadarko since July 2012 and previously served as Senior Vice President, Worldwide Operations of Anadarko from December 2006 to July 2012. Before joining Anadarko, he served as Vice President of Exploration and Production at Kerr-McGee Corporation, prior to its acquisition by Anadarko. At Kerr-McGee, Mr. Meloy was Vice President of Gulf of Mexico exploration, production and development from 2004 to 2005, Vice President and Managing Director of North Sea operations from 2002 to 2004, and held several other deepwater Gulf of Mexico management positions beginning in 1999. Earlier in his career, Mr. Meloy held various planning, operations, deepwater and reservoir engineering positions with Oryx Energy Company and its predecessor, Sun Oil Company. He earned a Bachelor’s degree in Chemical Engineering from Texas A&M University and is a member of the Society of Petroleum Engineers and Texas Professional Engineers. Mr. Meloy is a member of the Board of Directors of the Independent Producers of America Association.

Robert K. Reeves Age: 55 Houston, Texas Director since: August 2007 Not Independent

Biography/Qualifications

Robert K. Reeves has served as a director of our general partner since August 2007 and as a director of Western Gas Equity Holdings, LLC since September 2012. Mr. Reeves has served as Senior Vice President, General Counsel and Chief Administrative Officer of Anadarko since January 2007. He previously served as Senior Vice President, Corporate Affairs & Law and Chief Governance Officer of Anadarko beginning in 2004. He has also served as a director of Key Energy Services, Inc., a publicly traded oil field services company, since October 2007. Prior to joining Anadarko, he served as Executive Vice President, Administration and General Counsel of North Sea New Ventures from 2003 to 2004 and as Executive Vice President, General Counsel and Secretary of Ocean Energy, Inc. and its predecessor companies from 1997 to 2003. Mr. Reeves holds a Bachelor of Science degree in Business Administration and a Juris Doctor degree from Louisiana State University.

David J. Tudor Age: 53 Carmel, Indiana Director since: April 2008 Independent

Biography/Qualifications

David J. Tudor has served as a director of our general partner and as Chairman of the audit committee of the board of directors since April 2008 and as a member of the special committee from April 2008 to December 2012. Mr. Tudor has served as a director of Western Gas Equity Holdings, LLC and as Chairman of that board’s audit committee, since December 2012. Since 1999, Mr. Tudor has been the President and Chief Executive Officer of ACES, an Indianapolis-based commodity risk management company owned by 20 generation and transmission cooperatives throughout the U.S. Prior to joining ACES, Mr. Tudor was the Executive Vice President & Chief Operating Officer of PG&E Energy Trading, where he managed commercial operations in the U.S. and Canada. He also currently serves as a director of Wabash Valley Power Association’s Board Risk Oversight Committee and as an external member of the Risk Oversight Committee of the East Kentucky Power Cooperative. Mr. Tudor holds a Bachelor of Science degree in Accounting from David Lipscomb University.

R. A. Walker Age: 56 Houston, Texas Director since: August 2007 Not Independent

Biography/Qualifications

R. A. Walker has served as a director of our general partner since August 2007 and as a director of Western Gas Equity Holdings, LLC since September 2012. He also served as non-executive Chairman of the board of directors of our general partner from August 2007 to September 2009. Since May 2012, Mr. Walker has served as President and Chief Executive Officer and a director of Anadarko. Mr. Walker previously served as Anadarko’s President and Chief Operating Officer from February 2010 to May 2012 and as Chief Operating Officer beginning in March 2009, having joined the company in 2005 as Senior Vice President and Chief Financial Officer. Mr. Walker served as a director of Temple-Inland, Inc. from 2008 to February 2012, and is currently a director of CenterPoint Energy, Inc., where he serves on the compensation and finance committees. Mr. Walker also serves on the Board of Trustees of the Houston Museum of Natural Science.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that all reporting obligations of our general partner’s officers, directors and greater-than-10-percent unitholders under Section 16(a) were satisfied during the year ended December 31, 2012.

Reimbursement of Expenses of Our General Partner and Its Affiliates

Our general partner does not receive any management fee or other compensation for its management of our Partnership under the omnibus agreement, the services and secondment agreement or otherwise. Under the omnibus agreement, we reimburse general and administrative expenses as determined by Anadarko in its reasonable discretion. Please read Item 13 of this Form 10-K for additional information regarding these agreements.

Board Committees

The board of directors of our general partner has two standing committees: the audit committee and the special committee.

Audit Committee

The audit committee is comprised of three independent directors, Messrs. Tudor (chairperson), Chase and Crane, each of whom is able to understand fundamental financial statements and at least one of whom has past experience in accounting or related financial management experience. The board has determined that each member of the audit committee is independent under the NYSE listing standards and the Exchange Act. In making the independence determination, the board considered the requirements of the NYSE and our Code of Business Conduct and Ethics. The audit committee held five meetings in 2012.

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

Special Committee

During 2012, the special committee was comprised of four independent directors, Messrs. Carroll (Chairperson), Chase, Crane and Tudor. Due to Mr. Tudor’s appointment to the board of directors of WGP’s general partner, he was not reappointed to the special committee of our general partner’s board of directors in 2013. The special committee reviews specific matters that the board believes may involve conflicts of interest (including certain transactions with Anadarko). The special committee will determine, as set forth in the partnership agreement, if the resolution of the conflict of interest is fair and reasonable to us. The members of the special committee are not officers or employees of our general partner or directors, officers, or employees of its affiliates, including Anadarko. Our partnership agreement provides that any matters approved in good faith by the special committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders. The special committee held four meetings in 2012.

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

We make available free of charge, within the “Investor Relations” section of our website at www.westerngas.com, and in print to any unitholder who so requests, our Code of Ethics, Corporate Governance Guidelines, Code of Business Conduct and Ethics, audit committee charter and special committee charter. Requests for print copies may be directed to investors@westerngas.com or to: Investor Relations, Western Gas Partners LP, 1201 Lake Robbins Drive, The Woodlands, Texas 77380, or telephone (832) 636-6000. We will post on our Internet website all waivers to or amendments of the Code of Ethics, which are required to be disclosed by applicable law and the NYSE’s Corporate Governance Listing Standards. The information contained on, or connected to, our Internet website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Overview

We do not directly employ any of the persons responsible for managing our business, and our general partner’s board of directors does not have a compensation committee. The compensation of Anadarko’s employees that perform services on our behalf, including our executive officers, is approved by Anadarko’s management, other than long-term incentive compensation under the Western Gas Partners, LP 2008 Long-Term Incentive Plan (the “LTIP”). Awards under the LTIP are recommended by Anadarko’s management and approved by the board of directors of our general partner. Our reimbursement to Anadarko for the compensation of executive officers is governed by the omnibus agreement. Under the omnibus agreement, we reimburse general and administrative expenses as determined by Anadarko in its reasonable discretion. Please read the caption Omnibus Agreement under Item 13 of this Form 10-K.

Our “named executive officers” for 2012 were Donald R. Sinclair (the principal executive officer), Benjamin M. Fink (the principal financial officer and principal accounting officer), Danny J. Rea (the principal operating officer), Philip H. Peacock (the vice president, general counsel and corporate secretary effective August 6, 2012) and Amanda M. McMillian (the vice president, general counsel and corporate secretary through August 5, 2012). Compensation paid or awarded by us in 2012 with respect to the named executive officers reflects only the portion of compensation expense that is allocated to us pursuant to Anadarko’s allocation methodology and subject to the terms of the omnibus agreement. Anadarko has the ultimate decision-making authority with respect to the total compensation of the named executive officers and, subject to the terms of the omnibus agreement, the portion of such compensation we reimburse pursuant to Anadarko’s allocation methodology. Generally, once Anadarko has established the aggregate amount to be paid or awarded to the named executive officers with respect to each element of compensation for services rendered to both our general partner and Anadarko, such aggregate amount is multiplied by an allocation percentage for each named executive officer. Each allocation percentage is established based on a periodic, good-faith estimate made by each named executive officer and is subject to review by the chairman of our general partner’s board of directors. The resulting amount (other than with respect to certain long-term incentive plan awards) is the amount reimbursed to Anadarko by us pursuant to the terms of the omnibus agreement and appears in the Summary Compensation Table below. Notwithstanding the foregoing, perquisites are not currently allocated to us, and bonus amounts under the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table are capped consistent with the methodology set forth in the services and secondment agreement for all employees whose compensation is allocated to us.

The following table presents the estimated percentage of time (“time allocation”) that the general partner’s named executive officers devoted to the Partnership during the year ended December 31, 2012, (which percentage represents, for each individual during the time that the individual served as an executive of the general partner, the time devoted to the business of the Partnership relative to time devoted to the businesses of the Partnership and Anadarko in the aggregate):

		Anadarko
	Time	Corporate
Officers of Our General Partner	Allocated	Vice President
Donald R. Sinclair	75.0%	Yes
Benjamin M. Fink	90.0%	No
Danny J. Rea	40.0%	Yes
Philip H. Peacock (1)	50.0%	No
Amanda M. McMillian (2)	50.0%	No

(1)	Mr. Peacock has served as Vice President, General Counsel and Corporate Secretary of our general partner since August 2012.
(2)

Ms. McMillian served as Vice President, General Counsel and Corporate Secretary of our general partner until August 2012, when she began serving as Deputy General Counsel and Corporate Secretary of Anadarko.

The following discussion relating to compensation paid by Anadarko is based on information provided to us by Anadarko and does not purport to be a complete discussion and analysis of Anadarko’s executive compensation philosophy and practices. For a more complete analysis of the compensation programs and philosophies used at Anadarko, please read Compensation Discussion and Analysis contained within Anadarko’s proxy statement, which is expected to be filed with the SEC no later than April 4, 2013. With the exception of the grants under the LTIP and awards made under the Amended and Restated Western Gas Holdings, LLC Equity Incentive Plan (the “Incentive Plan”), the elements of compensation discussed below (and Anadarko’s decisions with respect to the levels of such compensation) are not subject to approvals by the board of directors of our general partner, including the audit or special committee thereof.

Elements of Compensation

The primary elements of Anadarko’s compensation program are a combination of annual cash and long-term equity-based compensation. For 2012, the principal elements of compensation for the named executive officers were as follows:

•	base salary;

•	annual cash incentives;

•	equity-based compensation, which includes equity-based compensation under Anadarko’s 2008 and 2012 Omnibus Incentive Compensation Plans (the “Omnibus Plans”), our LTIP and/or the Incentive Plan; and

•	Anadarko’s other benefits, including welfare and retirement benefits, severance benefits and change of control benefits, plus other benefits on the same basis as other eligible Anadarko employees.

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

Annual cash incentives (bonuses). Anadarko’s management will make annual cash awards to our named executive officers in 2013 for their performance during the year ended December 31, 2012, under the 2012 Anadarko annual incentive program (“AIP”), which is administered under the Omnibus Plans. Annual cash incentive awards are used by Anadarko to motivate and reward its executives and employees for the achievement of Anadarko objectives aligned with value creation and/or to recognize individual contributions to Anadarko’s performance. The AIP puts a portion of an executive’s compensation at risk by linking potential annual compensation to Anadarko’s achievement of specific performance metrics during the year related to operational, financial and safety measures internal to Anadarko. The AIP bonuses paid to our named executive officers were determined by Anadarko’s management. In recognition of the value received from their unit appreciation rights (discussed in more detail below), and unrelated to their performance, Anadarko management, with the concurrence of Messrs. Sinclair, Rea and Fink and Ms. McMillian, determined that the AIP bonus for 2012 for such individuals would be zero.

The portion of any annual cash awards allocable to us is based on Anadarko’s methodology used for allocating general and administrative expenses, subject to the limitations established in the omnibus agreement. Anadarko’s general policy is to pay these awards during the first quarter of each calendar year for the prior year’s performance.

Long-term incentive awards under the Omnibus Plans. Anadarko periodically makes equity-based awards under the Omnibus Plans to align the interests of its executive officers and employees with those of Anadarko stockholders by emphasizing the long-term growth in Anadarko’s value. For 2012, the annual equity awards generally consisted of a combination of (1) stock options, (2) time-based restricted stock units or shares of restricted stock and (3) performance units. This award structure is intended to provide a combination of equity-based vehicles that is performance-based in absolute and relative terms, while also encouraging retention. The costs allocated to us for the named executive officers’ compensation includes an allocation of expense associated with a portion of these awards in accordance with the allocation mechanisms in the omnibus agreement.

The Incentive Plan. In 2008, our general partner adopted the Incentive Plan for the executive officers of our general partner. The awards of unit appreciation rights, unit value rights and distribution equivalent rights made under this plan were designed to provide incentive compensation to encourage superior performance. For a description of this plan, please read the caption Amended and Restated Western Gas Holdings, LLC Equity Incentive Plan below within this Item 11.

Other benefits. In addition to the compensation discussed above, Anadarko also provides other benefits to the named executive officers who are also Anadarko corporate vice presidents, including the following:

•

retirement benefits to match competitive practices in Anadarko’s industry, including participation in Anadarko’s employee savings plan, savings restoration plan, retirement plan and retirement restoration plan;

•	severance benefits under the Anadarko Officer Severance Plan;

•	certain change of control benefits under key employee change of control contracts;

•	director and officer indemnification agreements;

•

a limited number of perquisites, including financial counseling, tax preparation and estate planning, an executive physical program, management life insurance, and personal excess liability insurance; and

•

benefits, including medical, dental, vision, flexible spending accounts, paid time off, life insurance and disability coverage, which are also provided to all other eligible U.S.-based Anadarko employees.

For a more detailed summary of Anadarko’s executive compensation program and the benefits provided thereunder, please read Compensation Discussion and Analysis contained within Anadarko’s proxy statement for its annual meeting of stockholders, which is expected to be filed with the SEC no later than April 4, 2013.

Role of Executive Officers in Executive Compensation

Anadarko’s management determines a significant part of the compensation for each of our named executive officers. The board of directors of our general partner determines compensation for the independent, non-management directors of our general partner’s board of directors, as well as any grants made under the LTIP and the Incentive Plan. None of our named executive officers provides compensation recommendations to the Anadarko compensation committee or Anadarko’s management team regarding compensation (other than recommendations made by Mr. Sinclair with respect to employees that report directly to him).

Compensation Mix

We believe that the mix of base salary, cash awards, equity-based awards under Anadarko’s Omnibus Plans, the LTIP and the Incentive Plan, and other compensation fit Anadarko’s and our overall compensation objectives. We believe this mix of compensation provides competitive compensation opportunities to align and drive employee performance in support of our business strategies, as well as Anadarko’s, and to attract, motivate and retain high-quality talent with the skills and competencies required by us and Anadarko.

Western Gas Partners, LP 2008 Long-Term Incentive Plan

General. In April 2008, our general partner adopted the LTIP for employees and directors of our general partner and its affiliates, including Anadarko, who perform services for us. The summary of the LTIP contained herein does not purport to be complete and is qualified in its entirety by reference to the LTIP, the terms of which have been previously filed with the SEC. The LTIP provides for the grant of unit awards, restricted units, phantom units, unit options, unit appreciation rights, distribution equivalent rights and substitute awards. Subject to adjustment for certain events, an aggregate of 2,250,000 common units may be delivered pursuant to awards under the LTIP. Units that are cancelled, forfeited or are withheld to satisfy tax withholding obligations or payment of an award’s exercise price are available for delivery pursuant to other awards. The LTIP is administered by our general partner’s board of directors. The LTIP has been designed to promote the interests of the Partnership and its unitholders by strengthening its ability to attract, retain and motivate qualified individuals to serve as directors and employees.

Unit awards. Our general partner’s board of directors may grant unit awards to eligible individuals under the LTIP. A unit award is an award of common units that are fully vested upon grant and are not subject to forfeiture. No unit awards were granted during 2012.

Restricted units and phantom units. A restricted unit is a common unit that is subject to forfeiture. Upon vesting, the forfeiture restrictions lapse and the recipient holds a common unit that is no longer subject to forfeiture. A phantom unit is a notional unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit or, in the discretion of our general partner’s board of directors, cash equal to the market value of a common unit on the vesting date. Our general partner’s board of directors may make grants of restricted and phantom units under the LTIP that contain such terms, consistent with the LTIP, as the board may determine are appropriate, including the period over which restricted or phantom units will vest. The board may, in its discretion, base vesting on the grantee’s completion of a period of service or upon the achievement of specified financial objectives or other criteria. In addition, the restricted and phantom units will vest automatically upon a change of control of our general partner (as defined in the LTIP) or as otherwise described in the award agreement.

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

To more directly align Mr. Sinclair’s interests with those of our unitholders, he received a phantom unit grant in November 2012 with an allocated grant-date value of $337,517. Mr. Sinclair’s phantom units vest in one-third increments over a three-year period commencing on the first anniversary of the grant date. No restricted units were granted during 2012.

Unit options and unit appreciation rights. The LTIP also permits the grant of options covering common units and unit appreciation rights. Unit options represent the right to purchase a number of common units at a specified exercise price. Unit appreciation rights represent the right to receive the appreciation in the value of a number of common units over a specified exercise price, either in cash or in common units as determined by the board. Unit options and unit appreciation rights may be granted to such eligible individuals and with such terms as the board may determine, consistent with the LTIP; however, a unit option or unit appreciation right must have an exercise price greater than or equal to the fair market value of a common unit on the date of grant. No unit options or unit appreciation rights were granted during 2012.

Distribution equivalent rights. Distribution equivalent rights are rights to receive all or a portion of the distributions otherwise payable on units during a specified time. Distribution equivalent rights may be granted alone or in combination with another award. Phantom units granted under the LTIP in 2012 included distribution equivalent rights.

Source of common units. Common units to be delivered with respect to awards may be newly issued units, common units acquired by our general partner in the open market, common units already owned by our general partner or us, common units acquired by our general partner directly from us, or any other person or any combination of the foregoing. If our general partner acquires units in the open market, it is entitled to reimbursement by us for the cost incurred in acquiring such common units. With respect to unit options, our general partner is entitled to reimbursement from us for the difference between the cost it incurs in acquiring these common units and the proceeds it receives from an optionee at the time of exercise. Thus, we bear the cost of the unit options. If we issue new common units with respect to these awards, the total number of common units outstanding will increase, and our general partner will remit the proceeds it receives from a participant, if any, upon exercise of an award to us. With respect to any awards settled in cash, our general partner is entitled to reimbursement by us for the amount of the cash settlement.

Amendment or termination of LTIP. Our general partner’s board of directors, in its discretion, may terminate the LTIP at any time with respect to the common units for which a grant has not previously been made. The LTIP will automatically terminate on the earlier of the 10th anniversary of the date it was initially adopted by our general partner or when common units are no longer available for delivery pursuant to awards under the LTIP. Our general partner’s board of directors will also have the right to alter or amend the LTIP or any part of it from time to time or to amend any outstanding award made under the LTIP, provided, however, that no change in any outstanding award may be made that would materially impair the rights of the participant without the consent of the affected participant, and/or result in taxation to the participant under Section 409A of the Internal Revenue Code of 1986, as amended, unless otherwise determined by the general partner’s board of directors.

Amended and Restated Western Gas Holdings, LLC Equity Incentive Plan

General. Our general partner adopted the Incentive Plan to provide incentive compensation to key executives of our general partner to encourage the superior performance of the Partnership. The summary of the Incentive Plan and related award grants contained herein does not purport to be complete and is qualified in its entirety by reference to the Incentive Plan, the terms of which have been previously filed with the SEC. The Incentive Plan, which was terminated upon the closing of the WGP initial public offering (“IPO”), provided for the grant of unit appreciation rights, unit value rights and distribution equivalent rights and was administered by our general partner’s board of directors. The costs of these awards have been allocated to us based on Anadarko’s methodology used for allocating general and administrative expenses.

WGP initial public offering. In connection with the WGP IPO, Anadarko, our general partner and each of the Incentive Plan participants entered into a Memorandum of Understanding (“MOU”). Pursuant to the MOU, all unvested awards under the Incentive Plan became vested, all outstanding unit appreciation rights were exercised, and all awards under the Incentive Plan were settled in cash. The MOU, among other things, confirmed the intent and the understanding of our general partner and the Incentive Plan participants that the IPO resulted in the vesting of all unvested awards under the Incentive Plan and that the value of the Partnership’s common units held by WGP prior to the IPO would not be considered in the valuation of the awards under the Incentive Plan.

The following table summarizes the Incentive Plan award activity for the year ended December 31, 2012:

	Unit	Unit	Distribution
	Value	Appreciation	Equivalent
	Rights	Rights	Rights
Outstanding at December 31, 2011	14,691	75,369	75,369
Granted	—	—	—
Vested and settled (1)	(14,691)	(75,369)	(75,369)
Forfeited	—	—	—

Outstanding at December 31, 2012	—	—	—

Weighted average intrinsic per-unit value at settlement	$65.24	$2,690.47	$11.93

(1)	As discussed below, all awards then outstanding under the Incentive Plan were settled upon the closing of the WGP IPO.

Unit appreciation rights. A unit appreciation right under the Incentive Plan was the economic equivalent of a stock appreciation right and therefore did not include a participant’s pro rata share of the value of our general partner as of the grant date. Our general partner’s board of directors had the authority to determine the executives to whom unit appreciation rights were granted, the number of unit appreciation rights to be granted to each participant, the period over and the conditions, if any, under which the unit appreciation rights would vest or be forfeited, and such other terms and conditions as the board deemed to be appropriate for such awards.

Vesting of unit appreciation rights. The initial grants of unit appreciation rights under the Incentive Plan provided for vesting (x) in one-third increments over a three-year period commencing on the first anniversary of the grant date (or in the case of the initial 2009 grant to our current CEO, Mr. Sinclair, in two equal installments on the second and fourth anniversaries of the grant date) or (y) immediately upon the occurrence of any of the following events, if they had occurred earlier: (1) a change of control of our general partner or Anadarko; (2) the closing of an IPO of our general partner; (3) termination of employment with our general partner and its affiliates (including Anadarko) due to involuntary termination (with or without cause); (4) death; (5) disability as defined under Section 409A of the Internal Revenue Code of 1986, as amended; or (6) an unforeseeable emergency as defined in the Incentive Plan. Upon the exercise of vested unit appreciation rights each participant was entitled to receive a lump-sum cash payment (less any applicable withholding taxes) for each unit appreciation right. Such units were required to be exercised prior to the earlier of the 90th day after a participant’s voluntary termination and the 10th anniversary of the grant date. The unit appreciation rights could not be sold or transferred except to the general partner, Anadarko or any of their affiliates.

Payment of unit appreciation rights. In connection with the closing of the WGP IPO, the participants in the Incentive Plan received a lump-sum cash payment (less any applicable withholding taxes) equal to the value of each unit appreciation right, less its exercise price. Pursuant to the applicable award agreements, the value of the unit appreciation rights was equal to an amount calculated by dividing the “determined value” by 1,000,000 less the applicable unit appreciation right exercise price. Pursuant to the MOU, the “determined value” for purposes of calculating the value of the unit appreciation rights was equal to the aggregate WGP equity value based on the IPO price of WGP’s common units, except that WGP’s aggregate equity value was reduced by the market value of our common units owned by WGP prior to the IPO (based on the closing price of our common units on the day of the pricing of the IPO).

Donald R. Sinclair, our Chief Executive Officer, held 22,035 unit appreciation rights (10,679 of which vested immediately upon WGP’s IPO), and he received a cash payment in the amount of approximately $59.0 million upon the exercise of those rights. Benjamin M. Fink, our Chief Financial Officer, held 10,000 vested unit appreciation rights, and he received a cash payment in the amount of approximately $26.9 million upon exercise of those rights. Danny J. Rea, our Chief Operating Officer, held 10,000 vested unit appreciation rights, and he received a cash payment in the amount of approximately $26.9 million upon exercise of those rights. Amanda M. McMillian, our former General Counsel, held 5,000 vested unit appreciation rights, and she received a cash payment in the amount of approximately $13.5 million upon exercise of those rights. Each such payment was made net of applicable withholding taxes.

Unit value rights. A unit value right imparted to a participant his or her pro rata share of the value of the general partner at the time of grant. Our general partner’s board of directors had the authority to determine the executives to whom unit value rights could be granted, the number of unit value rights that could be granted to each participant, the period over and the conditions, if any, under which the unit value rights could become vested or forfeited, and such other terms and conditions as the board deemed appropriate for such awards.

Vesting of unit value rights. The initial grants of unit value rights provided for vesting on the same terms as those provided for the unit appreciation rights (described above). All unit value rights, other than certain of Mr. Sinclair’s unit value rights, were vested and settled prior to the WGP IPO pursuant to the terms of the original award agreements. Certain of Mr. Sinclair’s unit value rights vested in connection with the WGP IPO and upon that vesting he received a lump sum cash payment in the amount of $646 thousand (less any applicable withholding taxes).

Distribution equivalent rights. Grants of unit appreciation rights and unit value rights included an equal number of distribution equivalent rights, which entitled the holder to receive with respect to each unit appreciation right and unit value right awarded an amount in cash or incentive units equal in value to the distributions made by our general partner to its members during the period the award was outstanding.

Vesting of distribution equivalent rights. The initial grants of distribution equivalent rights provided for vesting immediately upon the occurrence of any of the following events: (1) a change of control of our general partner or Anadarko; (2) the closing of an IPO of our general partner; (3) termination of employment with our general partner and its affiliates (including Anadarko) due to involuntary termination (with or without cause); (4) death; (5) disability as defined under Section 409A of the Internal Revenue Code of 1986, as amended; (6) the date three days in advance of the 10th anniversary of the grant date; or (7) an unforeseeable emergency as defined in the Incentive Plan.

Payment of distribution equivalent rights. Each outstanding distribution equivalent vested in connection with the WGP IPO, and the value of each distribution equivalent right was equal to (i) the total aggregate amount of distributions made by our general partner to its members through the day of the pricing of the WGP IPO (net of any cash contributions received by our general partner from its members in connection with this offering) divided by (ii) 1,000,000.

Mr. Sinclair held 22,035 distribution equivalent rights, and he received a cash payment in the amount of $263 thousand upon vesting at the closing of the WGP IPO. Mr. Fink held 10,000 distribution equivalent rights, and he received a cash payment in the amount of $119 thousand upon vesting at the closing of the WGP IPO. Mr. Rea held 10,000 distribution equivalent rights, and he received a cash payment in the amount of $119 thousand upon vesting at the closing of the WGP IPO. Ms. McMillian held 5,000 distribution equivalent rights, and she received a cash payment in the amount of $60 thousand upon vesting at the closing of the WGP IPO. Each payment was made net of applicable withholding taxes.

Clawback policies. In the event that WGP or our general partner is required to file a material accounting restatement due to the material noncompliance of WGP or our general partner, as a result of the misconduct of a participant in the Incentive Plan, the participants may be required to repay any or all of the amounts that were paid to that participant under the Incentive Plan.

EXECUTIVE COMPENSATION

As noted above, we do not directly employ any of the persons responsible for managing or operating our business and we have no compensation committee. Instead, we are managed by our general partner, Western Gas Holdings, LLC, the executive officers of which are employees of Anadarko. Our reimbursement for the compensation of executive officers is governed by the omnibus agreement and the services and secondment agreement described in the caption Agreements with Anadarko — Services and Secondment Agreement under Item 13 of this Form 10-K.

Summary Compensation Table

The following table summarizes the compensation amounts expensed by us for our named executive officers for the fiscal years ended December 31, 2012, 2011 and 2010, as applicable. Except as specifically noted, the amounts included in the table below reflect the expense allocated to us by Anadarko. For a discussion of the allocation percentages in effect for 2012, please see the Overview section, above.

						Non-Equity
				Stock	Option	Incentive Plan	All Other
		Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Name and Principal Position	Year	($) (1)	($)	($) (2)	($) (3)	($) (4)	($) (5)	($)

Donald R. Sinclair	2012	271,298	—	506,296	168,623	—	113,250	1,059,467
President and Chief Executive Officer	2011	246,779	—	534,435	181,899	177,681	106,296	1,247,090
	2010	227,163	—	492,248	122,400	163,558	86,640	1,092,009

Benjamin M. Fink	2012	263,062	—	261,073	—	—	109,813	633,948
Senior Vice President, Chief Financial Officer and Treasurer	2011	253,506	—	160,420	45,860	136,893	109,220	705,899
	2010	225,728	—	84,129	78,330	121,893	85,870	595,950

Danny J. Rea	2012	124,692	—	192,787	127,905	—	52,051	497,435
Senior Vice President and Chief Operating Officer	2011	115,154	—	191,658	130,336	82,911	49,603	569,662
	2010	109,400	—	205,506	94,603	78,768	41,732	530,009

Philip H. Peacock (6)	2012	43,269	—	75,006	—	18,173	17,960	154,408
Vice President, General Counsel and Corporate Secretary

Amanda M. McMillian (6)	2012	74,439	—	10,046	—	—	31,166	115,651
Former Vice President, General Counsel and Corporate Secretary	2011	103,171	—	60,765	17,374	43,332	44,439	269,081
	2010	104,798	—	27,222	25,361	44,015	39,953	241,349

(1)	The amounts in this column reflect the base salary compensation allocated to us by Anadarko for the fiscal years ended December 31, 2012, 2011 and 2010.
(2)

The amounts in this column reflect the expected allocation to us of the grant date fair value, computed in accordance with FASB ASC Topic 718 (without respect to the risk of forfeitures), for non-option stock awards granted pursuant to the Incentive Plan, the LTIP and the Omnibus Plans. The awards granted by our general partner in prior years were valued by multiplying the number of units awarded by the current per-unit valuation on the date of grant, assuming no forfeitures. The value per unit was based on the estimated fair value of our general partner using a hybrid discounted cash flow and multiples valuation methodology described in the Incentive Plan. For awards of phantom units granted under the LTIP, the grant date value is determined by multiplying the number of phantom units awarded by the per-unit closing price of the Partnership’s common units on the date of grant. For a discussion of valuation assumptions for the awards under the Omnibus Plans, see Note 15—Share-Based Compensation in the Notes to Consolidated Financial Statements included under Item 8 of Anadarko’s Form 10-K for the year ended December 31, 2012. For information regarding the non-option stock awards granted to the named executives in 2012, please see the Grants of Plan-Based Awards Table.

(3)

The amounts in this column reflect the expected allocation to us of the grant date fair value, computed in accordance with FASB ASC Topic 718 (without respect to the risk of forfeitures), for option awards granted pursuant to the Incentive Plan and the Omnibus Plans. See note (2) above for valuation assumptions. For information regarding the option awards granted to the named executives in 2012, please see the Grants of Plan-Based Awards Table.

(4)

The amounts in this column reflect the compensation under the Anadarko annual incentive program allocated to us for the fiscal years ended December 31, 2012, 2011 and 2010. The 2012 amounts represent payments which were earned in 2012 and paid in early 2013, the 2011 amounts represent payments which were earned in 2011 and paid in early 2012 and the 2010 amounts represent the payments which were earned in 2010 and paid in early 2011. For an explanation of the 2012 annual incentive plan awards, please read Compensation Discussion and Analysis – Elements of compensation – Annual cash incentives (bonuses).

(5)

The amounts in this column reflect the compensation expenses related to Anadarko’s retirement and savings plans that were allocated to us for the fiscal years ended December 31, 2012, 2011 and 2010. The 2012 allocated expenses are detailed in the table below:

	Retirement Plan	Savings Plan
Name	Expense	Expense
Donald R. Sinclair	$87,849	$25,401
Benjamin M. Fink	$85,159	$24,654
Danny J. Rea	$40,376	$11,675
Philip H. Peacock	$13,682	$4,278
Amanda M. McMillian	$24,393	$6,773

(6)

Ms. McMillian departed as Vice President, General Counsel and Corporate Secretary of our general partner effective August 5, 2012, to assume the responsibilities associated with her new role as Deputy General Counsel and Corporate Secretary of Anadarko. Mr. Peacock was appointed Vice President, General Counsel and Corporate Secretary of our general partner effective August 6, 2012.

Grants of Plan-Based Awards in 2012

The following table sets forth information concerning annual incentive awards, stock options, phantom units, restricted stock shares, restricted stock units and performance units granted during 2012 to each of the named executive officers. Except for amounts in the column entitled Exercise or Base Price of Option Awards, the dollar amounts and number of securities included in the table below reflect an allocation based upon the time allocation methodology previously discussed in the Overview section, but also take into account any known future changes in the applicable officer’s allocation of time to Partnership business.

							All Other	All Other		Grant
							Stock	Option		Date
	Estimated Future Payouts						Awards:	Awards:	Exercise	Fair Value
	Under Non-						Number of	Number of	or	of Stock
	Equity Incentive Plan			Estimated Future Payouts Under			Shares of	Securities	Base Price	and
	Awards (1)			Equity Incentive Plan Awards (2)			Stock or	Underlying	of Option	Option
Name and Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Units (#) (3)	Options (#) (4)	Awards ($/Sh)	Awards ($) (5)
Donald R. Sinclair
—	—	162,779	195,335
11/14/2012(6)							7,183			337,517
11/5/2012							2,387			168,779
11/5/2012								6,505	70.70	168,623
Benjamin M. Fink
—	—	118,378	142,053
3/3/2012							3,163			261,073
Danny J. Rea
—	—	74,815	89,778
11/5/2012				270	999	1,998				80,770
11/5/2012							1,584			112,017
11/5/2012								4,934	70.70	127,905
Philip H. Peacock
—	—	15,144	18,173
9/4/2012							1,085			75,006
Amanda M. McMillian
—	—	33,498	40,198
3/3/2012							122			10,046

(1)

Reflects the estimated 2012 cash payouts allocable to us under Anadarko’s AIP. If threshold levels of performance are not met, then the payout can be zero. The maximum value reflects the maximum amount allocable to us consistent with the methodologies set forth in the services and secondment agreement. The expense allocated to us for the actual bonus payouts under the annual incentive program for 2012 is reflected in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table. For additional discussion of Anadarko’s AIP please read Compensation Discussion and Analysis — Analysis of 2012 Compensation Actions — Performance-Based Annual Cash Incentives (Bonuses) contained within Anadarko’s proxy statement for its annual meeting of stockholders, which is expected to be filed no later than April 4, 2013.

(2)

Reflects the estimated future payout allocable to us under Anadarko’s performance units awarded in 2012. Mr. Rea may earn from 0% to 200% of the targeted award based on Anadarko’s relative total shareholder return performance over a specified performance period. Fifty percent of this award is tied to a two-year performance period and the remaining fifty percent is tied to a three-year performance period. If earned, the awards are to be paid in cash rather than equity. The threshold value represents the minimum payment (other than zero) that may be earned. For additional discussion of Anadarko’s performance unit awards please read Compensation Discussion and Analysis — Analysis of 2012 Compensation Actions — Equity Compensation contained within Anadarko’s proxy statement for its annual meeting of stockholders, which is expected to be filed no later than April 4, 2013.

(3)

Reflects the allocable number of phantom units under the LTIP and restricted stock shares and restricted stock units awarded in 2012 under the LTIP and Omnibus Plans. These awards vest equally over three years, beginning with the first anniversary of the grant date. Executive officers receive distribution equivalent rights on the phantom units and dividends on the restricted stock shares. For restricted stock units, dividend equivalents are reinvested in shares of Anadarko common stock and paid upon the applicable vesting of the underlying award.

(4)

Reflects the allocable number of Anadarko stock options each named executive officer was awarded in 2012. These awards vest equally over three years, beginning with the first anniversary of the date of grant and have a term of seven years.

(5)

The amounts included in the Grant Date Fair Value of Stock and Option Awards column represent the expected allocation to us of the grant date fair value of the awards made to named executives in 2012 computed in accordance with FASB ASC Topic 718. The value ultimately realized by the executive upon the actual vesting of the award(s) or the exercise of the stock option(s) may or may not be equal to the determined value. For awards of phantom units granted under the LTIP, the grant date value is determined by multiplying the number of phantom units awarded by the per-unit closing price of the Partnership’s common units on the date of grant. For a discussion of valuation assumptions for the awards under the Omnibus Plans, see Note 15—Share-Based Compensation in the Notes to Consolidated Financial Statements under Item 8 of Anadarko’s Form 10-K for the year ended December 31, 2012.

(6)	Reflects an award of phantom units granted under the LTIP.

Outstanding Equity Awards at Fiscal Year-End 2012

The following table reflects outstanding equity awards as of December 31, 2012, for each of the named executives, including awards under the Omnibus Plans, the LTIP and the Incentive Plan. The market values shown are based on Anadarko’s closing stock price on December 31, 2012, of $74.31, unless otherwise noted. Except for amounts in the column entitled Option Exercise Price, the dollar amounts and number of securities included in the table below reflect an allocation based upon each officer’s allocation of time to Partnership business at December 31, 2012. No awards have been disclosed for Ms. McMillian because her allocation percentage as of December 31, 2012 was zero.

					Stock Awards
							Equity Incentive Plan
							Awards
							Performance Units (3)
					Restricted Stock Shares/Units and Unit Value Rights (2)		Number of Unearned Shares, Units or Other	Market Payout Value of
	Option Awards (1)				Number of Shares or Units of	Market Value of Shares or Units of		Unearned Shares, Units or Other
	Number of Securities Underlying Unexercised Options		Option Exercise	Option	Stock That Have Not	Stock That Have Not	Rights That Have	Rights That Have
	Exercisable	Unexercisable	Price	Expiration	Vested	Vested	Not Vested	Not Vested
Name	(#)	(#)	($)	Date	(#)	($)	(#)	($)
Donald R. Sinclair	3,643	1,822	62.09	11/17/2017	881	65,467
	2,115	4,229	78.95	11/16/2018	1,505	111,837
	—	6,505	70.70	11/5/2019	2,390	177,601
					6,597	314,215 (4)
					7,183	342,126 (4)
Benjamin M. Fink	1,598	—	65.99	3/13/2015	396	29,427
	5,000	—	33.07	3/6/2016	1,319	98,015
	1,887	943	72.11	3/5/2017	3,163	235,043
	524	1,047	81.02	3/4/2018
Danny J. Rea	4,240	—	59.87	11/6/2014	590	43,843	504	37,452
	7,640	—	35.18	11/4/2015	890	66,136	910	67,622
	3,080	—	65.44	11/10/2016	1,586	117,856	580	43,100
	2,786	1,393	63.34	11/9/2017			999	74,236
	1,429	2,858	83.95	11/8/2018
	—	4,934	70.70	11/5/2019
Philip H. Peacock	—	—	—	—	1,085	80,626

(1)	The table below shows the vesting dates for the respective unexercisable stock options listed in the above Outstanding Equity Awards Table:

	Donald R.	Benjamin M.	Danny J.	Philip H.	Amanda M.
Vesting Date	Sinclair	Fink	Rea	Peacock	McMillian
03/04/2013	—	523	—	—	—
03/05/2013	—	943	—	—	—
11/05/2013	2,168	—	1,645	—	—
11/08/2013	—	—	1,429	—	—
11/09/2013	—	—	1,393	—	—
11/16/2013	2,114	—	—	—	—
11/17/2013	1,822	—	—	—	—
03/04/2014	—	524	—	—	—
11/05/2014	2,169	—	1,644	—	—
11/08/2014	—	—	1,429	—	—
11/16/2014	2,115	—	—	—	—
11/05/2015	2,168	—	1,645	—	—

(2)	The table below shows the vesting dates for the respective phantom units, restricted stock shares and restricted stock units listed in the above Outstanding Equity Awards Table:

	Donald R.	Benjamin M.	Danny J.	Philip H.	Amanda M.
Vesting Date	Sinclair	Fink	Rea	Peacock	McMillian
03/03/2013	—	1,055	—	—	—
03/04/2013	—	660	—	—	—
03/05/2013	—	396	—	—	—
09/04/2013	—	—	—	362	—
11/05/2013	797	—	529	—	—
11/08/2013	—	—	445	—	—
11/09/2013	—	—	590	—	—
11/14/2013	2,395	—	—	—	—
11/16/2013	4,051	—	—	—	—
11/17/2013	881	—	—	—	—
03/03/2014	—	1,054	—	—	—
03/04/2014	—	659	—	—	—
09/04/2014	—	—	—	362	—
11/05/2014	797	—	528	—	—
11/08/2014	—	—	445	—	—
11/14/2014	2,394	—	—	—	—
11/16/2014	4,051	—	—	—	—
03/03/2015	—	1,054	—	—	—
09/04/2015	—	—	—	361	—
11/05/2015	796	—	529	—	—
11/14/2015	2,394	—	—	—	—

(3)

The table below shows the performance periods for the respective performance units listed in the above Outstanding Equity Awards Table. The number of outstanding units disclosed is calculated based on our performance to date for each award. The estimated payout percentages reflect our relative performance ranking as of December 31, 2012, and are not necessarily indicative of what the payout percentage earned will be at the end of the performance period. For awards that were granted in 2012 with performance periods beginning in 2013, target payout has been assumed.

Performance Period	Performance to Date Payout %	Danny J. Rea Performance Units
1/1/2010 to 12/31/2012	72%	504
1/1/2011 to 12/31/2012	72%	455
1/1/2011 to 12/31/2013	72%	455
1/1/2012 to 12/31/2013	72%	290
1/1/2012 to 12/31/2014	72%	290
1/1/2013 to 12/31/2014	100%	500
1/1/2013 to 12/31/2015	100%	499

(4)	These awards represent grants of phantom units under the LTIP. The market value for this award is the closing common unit price for the Partnership on December 31, 2012, of $47.63.

Option Exercises and Stock Vested in 2012

The following table reflects Anadarko option awards and Western Gas Holdings, LLC unit appreciation rights exercised in 2012 and Anadarko stock awards, LTIP phantom units and Western Gas Holdings, LLC unit value rights that vested in 2012. The dollar amounts and number of securities included in the table below reflect an allocation based upon the time allocation previously discussed in the Overview section.

	Option Awards		Stock Awards
	Number of Shares		Number of Shares
	Acquired on	Value Realized	Acquired on	Value Realized
Name	Exercise (#) (1)	on Exercise ($) (1)	Vesting (#) (2)	on Vesting ($) (2)
Donald R. Sinclair	16,526	44,285,256	13,450	867,906
Benjamin M. Fink	9,000	24,254,370	4,658	286,640
Danny J. Rea	8,300	10,911,821	3,601	272,532
Philip H. Peacock (3)	—	—	—	—
Amanda M. McMillian	4,815	6,836,570	653	53,793

(1)

Shares acquired and values realized on exercise include options and unit appreciation rights exercised in 2012. As discussed in greater detail within the Compensation Discussion and Analysis section above, the settlement of the unit appreciation rights under the Incentive Plan in connection with the WGP IPO was through cash payments rather than the distribution of equity to the individuals. For options the actual value ultimately realized by the named executive officer may be more or less than the realized value calculated in the above table depending on the timing in which the named executive officer held or sold the stock associated with the exercise. Mr. Rea’s value includes 4,300 options under the Omnibus Plans with a realized value on exercise of $132,101 and 4,000 unit appreciation rights under the Incentive Plan with a realized value on exercise of $10,779,720. Ms. McMillian’s value includes 2,315 options under the Omnibus Plans with a realized value on exercise of $99,245 and 2,500 unit appreciation rights with a realized value on exercise of $6,737,325. All other named executive officer values reflect the exercise of unit appreciation rights under the Incentive Plan.

(2)

Shares acquired and values realized on vesting reflect the taxable value to the named executive officer as of the date of the vesting in 2012 of restricted stock shares or units, performance units, phantom units, or unit value rights. The formulas for determining the value realized by each named executive officer pursuant to the settlement of awards under the Incentive Plan have been disclosed within the Compensation Discussion and Analysis section above. As discussed in greater detail within the Compensation Discussion and Analysis section, the unit value rights under the Incentive Plan that vested in 2012 were settled through cash payments rather than the distribution of equity to the individuals. For restricted stock shares or units and phantom units, the actual value ultimately realized by the named executive officer may be more or less than the value realized calculated in the above table depending on the timing in which the named executive officer held or sold the stock associated with the exercise or vesting occurrence. Mr. Sinclair’s value includes 1,633 restricted stock units under the Omnibus Plans with a realized value at vesting of $114,439; 3,299 phantom units under the LTIP with a realized value at vesting of $159,651; and 8,518 unit value rights with a realized value at vesting of $593,816. Mr. Fink’s value includes 1,657 restricted stock units under the Omnibus Plans with a realized value at vesting of $136,610 and 3,001 unit value rights with a realized value at vesting of $150,030. Mr. Rea’s value includes 1,501 restricted stock units under the Omnibus Plans with a realized value at vesting of $105,582 and 2,100 performance units under the Omnibus Plans with a realized value at vesting of $166,950. Ms. McMillian’s value includes 653 restricted stock units under the Omnibus Plans with a realized value of $53,793. The above table does not include 16,526 distribution equivalent rights with a realized value at vesting of $197,159 for Mr. Sinclair; 9,000 distribution equivalent rights with a realized value at vesting of $107,370 for Mr. Fink; 4,000 distribution equivalent rights with a realized value at vesting of $47,720 for Mr. Rea; and 2,500 distribution equivalent rights with a realized value at vesting of $29,825 for Ms. McMillian.

(3)	No values have been disclosed for Mr. Peacock because he did not have any vesting or exercise events in 2012.

Pension Benefits for 2012

Anadarko maintains both funded, tax-qualified defined benefit pension plans and unfunded nonqualified pension benefit plans. The nonqualified pension benefit plans are designed to provide for supplementary pension benefits due to limitations imposed by the Internal Revenue Code that restrict the amount of benefits payable under tax-qualified plans. Our named executive officers are eligible to participate in these plans. Under the omnibus agreement, a portion of the annual expense related to these plans is reimbursed by us to Anadarko. The allocated expense for each named executive officer is included in the All Other Compensation column of the Summary Compensation Table. We have not included a pension benefits table because the pension benefits accrued through December 31, 2012, may be tied significantly to years of service with Anadarko prior to the time such employee began providing services to the Partnership and are not reflective of the expenses allocated to the Partnership. For additional discussion on Anadarko’s pension benefits, please read Compensation Discussion and Analysis — Indirect Compensation Elements — Retirement Benefits contained within Anadarko’s proxy statement for its annual meeting of stockholders, which is expected to be filed no later than April 4, 2013.

Nonqualified Deferred Compensation for 2012

Anadarko maintains a deferred compensation plan and a savings restoration plan for certain employees, including our named executive officers. The deferred compensation plan allows certain employees to voluntarily defer receipt of up to 75% of their salary and/or up to 100% of their annual incentive bonus payments. The savings restoration plan accrues a benefit substantially equal to the amount that, in the absence of certain Internal Revenue Code limitations, would have been allocated to their account as matching contributions under Anadarko’s 401(k) Plan. Pursuant to the terms of the omnibus agreement, a portion of the expense related to these plans is reimbursed by us to Anadarko. The allocated expense for each named executive officer is included in the All Other Compensation column of the Summary Compensation Table. We have not included a nonqualified deferred compensation table because the value of an employee’s balance may be tied significantly to contributions made prior to the time such employee began providing services to the Partnership and is not reflective of the expenses allocated to the Partnership. For additional discussion on Anadarko’s pension benefits please read Compensation Discussion and Analysis — Indirect Compensation Elements — Other Benefits contained within Anadarko’s proxy statement for its annual meeting of stockholders, which is expected to be filed no later than April 4, 2013.

Potential Payments Upon Termination or Change of Control

In the event of termination of employment with Western Gas Holdings, LLC by reason of: (A) a Change of Control of either Western Gas Holdings, LLC or Anadarko; (B) the involuntary termination of employment with Western Gas Holdings, LLC or its affiliates (with or without cause); (C) death; (D) disability, as defined under Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”); or (E) an unforeseeable emergency, and assuming that the employee remains employed by Anadarko, the only payments that we would be responsible for paying to our named executive officers relate to the accelerated vesting of unvested awards under the LTIP. We have provided estimates of the accelerated vesting applicable to currently outstanding LTIP awards below, but we cannot know the value that any named executive officer could receive upon a termination of services or a change in control until such an event actually occurs.

A “Change of Control” is generally defined within the LTIP as any one of the following occurrences: (a) any “person” or “group” within the meaning of those terms as used in Sections 13(d) and 14(d)(2) of the Exchange Act, other than an affiliate of our general partner, shall become the beneficial owner, by way of merger, consolidation, recapitalization, reorganization or otherwise, of 50% or more of the combined voting power of the equity interests in our general partner; (b) the members of our general partner approve, in one or a series of transactions, a plan of complete liquidation of our general partner; or (c) the sale or other disposition by the company of all or substantially all of its assets in one or more transactions to any person other than an affiliate of our general partner, or (d) our general partner or an affiliate of our general partner ceases to be our general partner. With respect to an award subject to Section 409A of the Code for which a Change of Control would accelerate the timing of payment thereunder, “Change of Control” means a change in the ownership or effective control of the company, or in the ownership of a substantial portion of the assets of the company (as defined in Section 409A of the Code and the guidance issued thereunder), but only to the extent inconsistent with the above definition, and only to the minimum extent necessary to comply with Section 409A of the Code. For the definition of a Change of Control of Anadarko, please read Potential Payments Upon Termination or Change of Control contained within Anadarko’s proxy statement for its annual meeting of stockholders, which is expected to be filed no later than April 4, 2013.

The award values under this plan as of December 31, 2012, are set forth in the table below, and reflect an allocation of value based upon each named executive officer’s allocation of time to Partnership business at December 31, 2012.

Name	Accelerated LTIP Awards (1)
Donald R. Sinclair	$656,329
Benjamin M. Fink	$—
Danny J. Rea	$—
Philip H. Peacock	$—

(1)	Western Gas phantom units are valued based on the closing WES common unit price of $47.63 on December 31, 2012.

There was no severance payment incurred in connection with Ms. McMillian’s departure from executive service with the Partnership, and no amounts will be allocated to the Partnership with respect to any future severance event for Ms. McMillian. Accordingly, the tables in this section do not reflect any severance amounts for Ms. McMillian.

We have not entered into any employment agreements with our named executive officers, nor do we manage any severance plans. However, our named executive officers are eligible for certain benefits provided by Anadarko. Currently, we are not allocated any expense for these agreements or plans, but for disclosure purposes we are presenting allocated expenses of the potential payments provided by Anadarko in the event of termination or Change of Control of Anadarko. Values reflect each named executive officer’s allocation of time to Partnership business at December 31, 2012, and exclude those benefits generally provided to all salaried employees. For additional discussion related to these termination scenarios, please read Compensation Discussion and Analysis — Indirect Compensation Elements — Severance Benefits contained within Anadarko’s proxy statement for its annual meeting of stockholders, which is expected to be filed no later than April 4, 2013.

The following tables reflect the expenses that may be allocated to the Partnership by Anadarko as of December 31, 2012, in connection with potential payments to our named executive officers under existing contracts, agreements, plans or arrangements, whether written or unwritten, with Anadarko, for various scenarios involving a Change of Control of Anadarko or termination of employment from Anadarko for each named executive officer, assuming a December 31, 2012, termination date, and, where applicable, using the closing price of Anadarko’s common stock of $74.31 (as reported on the NYSE as of December 31, 2012). For general definitions that apply to the termination of employment from Anadarko scenarios detailed below, please read Potential Payments Upon Termination or Change of Control contained within Anadarko’s proxy statement for its annual meeting of stockholders, which is expected to be filed no later than April 4, 2013. Actual amounts will be determinable only upon the termination or Change in Control event. As of December 31, 2012, none of our named executive officers were eligible for retirement; accordingly, no table is included for this event.

Involuntary For Cause or Voluntary Termination

	Mr. Sinclair	Mr. Fink	Mr. Rea	Mr. Peacock
Cash Severance	$—	$—	$—	$—

Total	$—	$—	$—	$—

Involuntary Not For Cause Termination

	Mr. Sinclair	Mr. Fink	Mr. Rea	Mr. Peacock
Cash Severance (1)	$731,250	$—	$338,000	$—
Accelerated Anadarko Equity Compensation (2)	400,593	364,559	411,990	80,626
Health and Welfare Benefits (3)	51,051	—	24,533	—

Total	$1,182,894	$364,559	$774,523	$80,626

(1)

Messrs. Sinclair’s and Rea’s values assume two times base salary plus one times target bonus multiplied by their allocation percentages in effect as of December 31, 2012. No values have been disclosed for the other named executive officers as they receive the same benefits as generally provided to all salaried employees.

(2)

Reflects the in-the-money value of unvested stock options, the estimated current value of unvested performance units and the value of unvested restricted stock shares and restricted stock units, under Anadarko equity plans, all as of December 31, 2012. In the event of an involuntary termination, unvested performance units would be paid after the end of the applicable performance periods based on actual performance. All values reflect each named executive officer’s allocation percentage in effect as of December 31, 2012.

(3)

Messrs. Sinclair’s and Rea’s values represent 24 months of health and welfare benefit coverage. These amounts are present values determined in accordance with GAAP. These values reflect their allocation percentage in effect as of December 31, 2012. No values have been disclosed for the other named executive officers as they receive the same benefits as generally provided to all salaried employees.

Change of Control: Involuntary Termination or Voluntary For Good Reason

	Mr. Sinclair	Mr. Fink	Mr. Rea	Mr. Peacock
Cash Severance (1)	$1,435,500	$—	$701,800	$—
Pro-rata Bonus for 2012 (2)	177,681	—	82,911	—
Accelerated Anadarko Equity Compensation (3)	400,593	364,559	441,885	80,626
Accelerated WES Equity Compensation (4)	656,329	—	—	—
Supplemental Pension Benefits (5)	—	—	—	—
Nonqualified Deferred Compensation (6)	89,100	—	43,200	—
Health and Welfare Benefits (7)	77,042	—	37,930	—

Total	$2,836,245	$364,559	$1,307,726	$80,626

(1)

Messrs. Sinclair’s and Rea’s values assume 2.9 times the sum of base salary plus the highest bonus paid in the past three years and reflect their allocation percentages in effect as of December 31, 2012, per the terms of their key employee change of control agreements with Anadarko. No values have been disclosed for the other named executive officers as they receive the same benefits as generally provided to all salaried employees.

(2)

Messrs. Sinclair’s and Rea’s values assume the full-year equivalent of their highest annual bonus allocated to us over the past three years. No values have been disclosed for the other named executive officers as they receive the same benefits as generally provided to all salaried employees.

(3)

Reflects the in-the-money value of unvested stock options, the value of unvested restricted stock shares and restricted stock units and the estimated current value of unvested performance units granted under Anadarko equity plans, all as of December 31, 2012. In the event of an involuntary not for cause or voluntary for good reason termination following a Change of Control, unvested performance units granted prior to 2012 would be paid at target. Upon a Change of Control, the value of unvested performance units granted in 2012 would be calculated based on Anadarko’s total shareholder return performance and stock price at the time of the Change of Control and converted into restricted stock units of the surviving company. In the event of an involuntary not for cause termination or voluntary for good reason termination within two years following a Change of Control, the units will generally be paid on the first business day that is at least six months and one day following the separation from service. In the event of an involuntary not for cause or voluntary for good reason termination that is more than two years following a Change of Control, the units will be paid at the end of the original performance period. For performance units payable based on actual performance, current values reflect performance to date estimates as of December 31, 2012. All values reflect each named executive officer’s allocation percentage in effect as of December 31, 2012.

(4)

Reflects the value of unvested LTIP phantom units based on the Partnership’s common unit price of $47.63 on December 31, 2012. All values reflect each named executive officer’s allocation percentage in effect as of December 31, 2012.

(5)

Under the terms of their change of control agreements, Messrs. Sinclair and Rea would receive a special retirement benefit enhancement that is equivalent to the additional supplemental pension benefits that would have accrued under Anadarko’s retirement plan assuming they were eligible for subsidized early retirement benefits and include additional special pension credits. The value of this benefit has not been included in this table because it may be tied significantly to years of service with Anadarko prior to the time such employee began providing service to the Partnership. If Anadarko were to allocate this expense to the Partnership, assuming their allocation percentages in effect as of December 31, 2012, the expense would be as follows: Mr. Sinclair— $123,201 and Mr. Rea— $510,289.

(6)

Messrs. Sinclair’s and Rea’s values reflect an additional three years of employer contributions into the savings restoration plan at their current contribution rate to the Plan and are based on their allocation percentages in effect as of December 31, 2012, per the terms of their key employee change of control agreements with Anadarko. No values have been disclosed for the other named executive officers as they are not eligible for this additional benefit.

(7)

Messrs. Sinclair’s and Rea’s values represent 36 months of health and welfare benefit coverage. All amounts are present values determined in accordance with GAAP and reflect their allocation percentages in effect as of December 31, 2012. No values have been disclosed for the other named executive officers as they receive the same benefits as generally provided to all salaried employees.

Disability

	Mr. Sinclair	Mr. Fink	Mr. Rea	Mr. Peacock
Cash Severance	$—	$—	$—	$—
Accelerated Anadarko Equity Compensation (1)	400,593	364,559	441,885	80,626
Health and Welfare Benefits (2)	159,302	187,205	76,390	79,564

Total	$559,895	$551,764	$518,275	$160,190

(1)

Reflects the in-the-money value of unvested stock options, the value of unvested restricted stock shares and restricted stock units and the estimated current value of unvested performance units granted under Anadarko equity plans, all as of December 31, 2012. In the event of a termination as a result of a disability, unvested performance units granted prior to 2012 would be paid at target. Performance units granted in 2012 would be paid after the end of the applicable performance period, based on actual performance. For performance units payable based on actual performance, current values reflect performance to date estimates as of December 31, 2012. All values reflect each named executive officer’s allocation percentage in effect as of December 31, 2012.

(2)

Values reflect the continuation of additional death benefit coverage provided to certain employees of Anadarko until age 65. All amounts are present values determined in accordance with GAAP and reflect each named executive officer’s allocation percentage in effect as of December 31, 2012.

Death

	Mr. Sinclair	Mr. Fink	Mr. Rea	Mr. Peacock
Cash Severance	$—	$—	$—	$—
Accelerated Anadarko Equity Compensation (1)	400,593	364,559	441,885	80,626
Life Insurance Proceeds (2)	968,992	914,729	447,890	387,597

Total	$1,369,585	$1,279,288	$889,775	$468,223

(1)

Reflects the in-the-money value of unvested stock options, the target value of unvested performance units, and the value of unvested restricted stock shares and restricted stock units, granted under Anadarko equity plans, all as of December 31, 2012. All values reflect each named executive officer’s allocation percentage in effect as of December 31, 2012.

(2)

Values include amounts payable under additional death benefits provided to certain employees of Anadarko. These liabilities are not insured, but are self-funded by Anadarko. Proceeds are not exempt from federal taxes. Values shown include an additional tax gross-up amount to equate benefits with non-taxable life insurance proceeds. Values are based on each named executive officer’s allocation percentage in effect as of December 31, 2012, and exclude death benefit proceeds from programs available to all employees.

Director Compensation

Officers or employees of Anadarko who also serve as directors of our general partner do not receive additional compensation for their service as a director of our general partner. Non-employee directors of our general partner receive compensation for their board service and for attending meetings of the board of directors of our general partner and committees of the board pursuant to the director compensation plan approved by the board of directors in May 2012. Such compensation consists of the following:

•	an annual retainer of $60,000 for each board member;

•	an annual retainer of $2,000 for each member of the audit committee, or $22,000 for the committee chair;

•	an annual retainer of $2,000 for each member of the special committee, or $22,000 for the committee chair;

•	a fee of $2,000 for each board meeting attended;

•	a fee of $2,000 for each committee meeting attended; and

•

annual grants of phantom units with a value of approximately $70,000 on the date of grant, all of which vest 100% on the first anniversary of the date of grant (with vesting to be accelerated upon a change of control of our general partner or Anadarko). The non-employee directors received such a grant of phantom units on May 17, 2012.

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

The following table sets forth information concerning total director compensation earned during the 2012 fiscal year by each non-employee director:

				Non-Equity
				Incentive
	Fees Earned or	Stock	Option	Plan	All Other
Name	Paid in Cash	Awards (1)	Awards	Compensation	Compensation	Total
Milton Carroll	$98,000	$69,991	$—	$—	$—	$167,991
Anthony R. Chase	92,000	69,991	—	—	—	161,991
James R. Crane	92,000	69,991	—	—	—	161,991
David J. Tudor	112,000	69,991	—	—	—	181,991

(1)

The amounts included in the Stock Awards column represent the grant date fair value of non-option awards made to directors in 2012, computed in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions, see Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K. As of December 31, 2012, each of the non-employee directors had 1,581 outstanding phantom units.

The following table contains the grant date fair value of phantom unit awards made to each non-employee director during 2012:

			Grant Date Fair Value
			of Stock and Option
Name	Grant Date	Phantom Units (#)	Awards ($) (1)
Milton Carroll	May 17	1,581	69,991
Anthony R. Chase	May 17	1,581	69,991
James R. Crane	May 17	1,581	69,991
David J. Tudor	May 17	1,581	69,991

(1)

The amounts included in the Grant Date Fair Value of Stock and Option Awards column represent the grant date fair value of the awards made to non-employee directors in 2012 computed in accordance with FASB ASC Topic 718. The value ultimately realized by a director upon the actual vesting of the award(s) may or may not be equal to the determined value.

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

The board of directors of Western Gas Holdings, LLC:

Robert G. Gwin

Milton Carroll

Anthony R. Chase

James R. Crane

Charles A. Meloy

Robert K. Reeves

Donald R. Sinclair

David J. Tudor

R. A. Walker

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of our common units and WGP common units held by the following as of February 25, 2013:

•	each member of the board of directors of our general partner;

•	each named executive officer of our general partner;

•	all directors and officers of our general partner as a group; and

•	Anadarko and its affiliates.

	WES		WGP
Name and Address of Beneficial Owner (1)	Common Units Beneficially Owned (2)	Percentage of Common Units Beneficially Owned	Common Units Beneficially Owned (2)	Percentage of Common Units Beneficially Owned
Anadarko Petroleum Corporation (2)	49,296,205	47.1%	199,137,365	90.97%
Western Gas Resources, Inc. (2)	49,296,205	47.1%	199,137,365	90.97%
Western Gas Equity Partners, LP (2)	49,296,205	47.1%	199,137,365	90.97%
Robert G. Gwin	10,000	*	200,000	*
Donald R. Sinclair	117,772	*	300,000	*
Benjamin M. Fink	1,887	*	12,500	*
Danny J. Rea	16,613	*	40,000	*
Philip H. Peacock	—		7,500	*
Amanda M. McMillian	1,470	*	10,000	*
Milton Carroll (3) (4)	2,576	*	4,000	*
Anthony R. Chase (3)	8,713	*	—	*
James R. Crane (3) (4)	675,936	*	135,000	*
Charles A. Meloy	3,000	*	5,000	*
Robert K. Reeves	9,000	*	9,000	*
David J. Tudor (3)	9,572	*	2,000	*
R. A. Walker	6,900	*	5,000	*
All directors and executive officers as a group (12 persons) (3)	861,969	*	720,000	*

*	Less than 1%
(1)	The address for all beneficial owners in this table is 1201 Lake Robbins Drive, The Woodlands, Texas 77380.
(2)

Anadarko Petroleum Corporation is the ultimate parent company of Western Gas Resources, Inc. and the general partner of WGP and may, therefore, be deemed to beneficially own the units held by Western Gas Resources, Inc. and WGP.

(3)

Does not include (a) 1,581 phantom units that were granted to each of Messrs. Carroll, Chase, Crane and Tudor and 18,373 phantom units granted to Mr. Sinclair under the Western Gas Partners, LP 2008 Long-Term Incentive Plan, and (b) 2,074 phantom units that were granted to Mr. Tudor under the Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan. Phantom units granted to the independent directors of WES and WGP vest 100% on the first anniversary of the date of the grant, and Mr. Sinclair’s phantom unit awards vest pro-rata over three years. Each vested phantom unit entitles the holder to receive a common unit or, in the discretion of our general partner’s board of directors, cash equal to the fair market value of a common unit. Holders of phantom units are entitled to distribution equivalents on a current basis. Holders of phantom units have no voting rights until such time as the phantom units become vested and common units are issued to such holders. Totals do not include amounts held by Ms. McMillian, as she was not an officer of our general partner at February 25, 2013.

(4)	Includes 2,000 units and 670,600 WES units held by Messrs. Carroll and Crane, respectively, in a margin account.

The following table sets forth the number of shares of common stock of Anadarko owned by each of the named executive officers and directors of our general partner and all directors and executive officers of our general partner as a group as of February 25, 2013:

Name and Address of Beneficial Owner (1)	Shares of Common Stock Owned Directly or Indirectly (2)	Shares Underlying Options Exercisable Within 60 Days (2)	Total Shares of Common Stock Beneficially Owned (2)	Percentage of Total Shares of Common Stock Beneficially Owned (2)
Robert G. Gwin (3)	49,888	349,670	399,558	*
Donald R. Sinclair (3)	4,357	7,677	12,034	*
Benjamin M. Fink (4)	12,209	11,638	23,847	*
Danny J. Rea (3)	11,892	47,938	59,830	*
Philip H. Peacock (4)	2,170	—	2,170	*
Amanda M. McMillian (4)	5,652	2,593	8,245	*
Milton Carroll	—	—	—
Anthony R. Chase	—	—	—
James R. Crane	—	—	—
Charles A. Meloy (3)	96,720	143,853	240,573	*
Robert K. Reeves (3)	124,197	321,332	445,529	*
David J. Tudor	—	—	—	*
R. A. Walker (3)	144,910	491,019	635,929	*
All directors and executive officers as a group (12 persons) (5)	446,343	1,373,127	1,819,470	*

*	Less than 1%
(1)	The address for all beneficial owners in this table is 1201 Lake Robbins Drive, The Woodlands, Texas 77380.
(2)	As of January 31, 2013, there were 500.6 million shares of Anadarko Petroleum Corporation common stock issued and outstanding.
(3)

Does not include unvested restricted stock units of Anadarko Petroleum Corporation held by the following individuals in the amounts indicated: Robert G. Gwin— 37,915; Donald R. Sinclair— 6,367; Danny J. Rea— 7,663; Charles A. Meloy— 37,920; Robert K. Reeves— 37,619; R. A. Walker— 101,809; and a total of 229,293 unvested restricted stock units are held by the directors and executive officers as a group. Restricted stock units typically vest equally over three years beginning on the first anniversary of the date of grant, and upon vesting are payable in Anadarko common stock, subject to applicable tax withholding. Holders of restricted stock units receive dividend equivalents on the units, but do not have voting rights. Generally, a holder will forfeit any unvested restricted units if he or she terminates voluntarily or is terminated for cause prior to the vesting date. Holders of restricted stock units have the ability to defer such awards.

(4)

Includes unvested shares of restricted common stock of Anadarko Petroleum Corporation held by the following individuals in the amounts indicated: Benjamin M. Fink— 5,420; Amanda M. McMillian— 2,948; Philip H. Peacock— 2,170; and a total of 10,538 unvested shares of restricted common stock are held by the directors and executive officers as a group. Restricted stock awards typically vest equally over three years beginning on the first anniversary of the date of grant. Holders of restricted stock receive dividends on the shares and also have voting rights. Generally, a holder of restricted stock will forfeit any unvested restricted shares if he or she terminates voluntarily or is terminated for cause prior to the vesting date.

(5)	Totals do not include amounts held by Ms. McMillian, as she was not an officer of our general partner at February 25, 2013.

The following table sets forth owners of 5% or greater of our units, other than Anadarko, the holdings of which are listed in the first table of this Item 12.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Units	Neuberger Berman Group LLC	5,105,215 (1)	5.32%
	605 Third Avenue
	New York, NY 10158
Common Units	Tortoise Capital Advisors, L.L.C.	5,364,522 (2)	5.60%
	11550 Ash Street
	Suite 300
	Leawood, KS 66211

(1)

Based upon its Schedule 13G/A filed February 14, 2013, with the SEC with respect to Partnership securities held as of December 31, 2012, Neuberger Berman Group LLC and Neuberger Berman, LLC have shared voting power as to 4,112,137 common units, and shared dispositive power as to 5,105,215 common units.

(2)

Based upon its Schedule 13G filed February 12, 2013, with the SEC with respect to Partnership securities held as of December 31, 2012, Tortoise Capital Advisors, L.L.C. has shared voting power as to 4,997,974 common units and shared dispositive power as to 5,364,522 common units.

Securities Authorized for Issuance Under Equity Compensation Plan

The following table sets forth information with respect to the securities that may be issued under the LTIP as of December 31, 2012. For more information regarding the LTIP, which did not require approval by our unitholders, please read Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K and the caption Western Gas Partners, LP 2008 Long-Term Incentive Plan under Item 11 of this Form 10-K.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders (1)	25,619	— (2)	2,144,947

Total	25,619	—	2,144,947

(1)	The board of directors of our general partner adopted the LTIP in connection with the initial public offering of our common units.
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

Item 13. Certain Relationships and Related Transactions, and Director Independence

As of February 25, 2013, WGP and Affiliates owned 49,296,205 common units representing a 46.2% limited partner interest in us. In addition, as of February 25, 2013, our general partner owned 2,135,930 general partner units, representing a 2.0% general partner interest in us, as well as all of the incentive distribution rights (IDRs).

Distributions and Payments to Our General Partner, WGP and Affiliates

The following table summarizes the distributions and payments made by us to our general partner, WGP and Affiliates and to be made to us by our general partner, WGP and Affiliates in connection with our ongoing operation and liquidation. These distributions and payments were determined, before our IPO, by and among affiliated entities and, consequently, are not the result of arm’s-length negotiations.

Formation stage

The consideration received by Anadarko and its subsidiaries for the contribution of the assets and liabilities to us	5,725,431 common units; 26,536,306 subordinated units; 1,083,115 general partner units, and our IDRs.

Operational stage

Distributions of available cash to our general partner, WGP and Affiliates	We will generally make cash distributions of 98.0% to our unitholders pro rata, including WGP and Affiliates as the holders of 49,296,205 common units and 2.0% to our general partner, assuming it makes any capital contributions necessary to maintain its 2.0% interest in us. In addition, if distributions exceed the minimum quarterly distribution and other higher target distribution levels, our general partner will be entitled to increasing percentages of the distributions, up to 50.0% of the distributions above the highest target distribution level.

Payments to our general partner and its affiliates	Our general partner and its affiliates are entitled to reimbursement for expenses incurred on our behalf, including salaries and employee benefit costs for employees who provide services to us, and all other necessary or appropriate expenses allocable to us or reasonably incurred by our general partner and its affiliates in connection with operating our business. The partnership agreement provides that our general partner determines in good faith the amount of such expenses that are allocable to us.

Withdrawal or removal of our general partner	If our general partner withdraws or is removed, its general partner interest and its IDRs will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.

Liquidation stage

Liquidation	Upon our liquidation, our partners, including our general partner, WGP and Affiliates, will be entitled to receive liquidating distributions according to their respective capital account balances.

Agreements with Anadarko

We and other parties entered into various agreements with Anadarko in connection with our IPO in May 2008 and our acquisitions from Anadarko. These agreements address the acquisition of assets and the assumption of liabilities by us and our subsidiaries. These agreements were not the result of arm’s-length negotiations and, as such, they or underlying transactions may not be based on terms as favorable as those that could have been obtained from unaffiliated third parties.

Omnibus Agreement

In connection with our IPO, we entered into an omnibus agreement with Anadarko and our general partner that addresses the following matters:

•	Anadarko’s obligation to indemnify us for certain liabilities and our obligation to indemnify Anadarko for certain liabilities;

•

our obligation to reimburse Anadarko for expenses incurred or payments made on our behalf in conjunction with Anadarko’s provision of general and administrative services to us, including salary and benefits of Anadarko personnel, our public company expenses, general and administrative expenses and salaries and benefits of our executive management who are employees of Anadarko (see Administrative services and reimbursement below for details regarding certain agreements for amounts reimbursed in 2012); and

•	our obligation to reimburse Anadarko for all insurance coverage expenses it incurs or payments it makes with respect to our assets.

The table below reflects the categories of expenses for which the Partnership was obligated to reimburse Anadarko pursuant to the omnibus agreement for the year ended December 31, 2012:

thousands	Year Ended December 31, 2012
Reimbursement of general and administrative expenses	$14,904
Reimbursement of public company expenses	$6,830

Any or all of the provisions of the omnibus agreement are terminable by Anadarko at its option if our general partner is removed without cause and units held by our general partner and its affiliates are not voted in favor of that removal. The omnibus agreement will also generally terminate in the event of a change of control of us or our general partner. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Administrative services and reimbursement. Under the omnibus agreement, we reimburse Anadarko for the payment of certain operating expenses and for the provision of various general and administrative services for our benefit with respect to the assets Anadarko contributed to us concurrently with the closing of our May 2008 IPO, consisting of Anadarko Gathering Company LLC, Pinnacle Gas Treating LLC and MIGC LLC (“MIGC”), which we refer to as our “initial assets,” and for subsequent acquisitions. The omnibus agreement further provides that we reimburse Anadarko for all expenses it incurs or payments it makes with respect to our assets.

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

Under the omnibus agreement, our reimbursement to Anadarko for certain general and administrative expenses it allocates to us was capped at $9.0 million for the year ended December 31, 2010. For the year ended December 31, 2011, and thereafter, Anadarko, in accordance with our partnership agreement and the omnibus agreement, has determined and will continue to determine in its reasonable discretion amounts to be reimbursed by us for services provided under the omnibus agreement, and such reimbursements will not be subject to an annual cap.

Indemnification with respect to initial assets. Under the omnibus agreement, Anadarko agreed to indemnify us against certain environmental, title and operation matters associated with our initial assets. We have claimed no indemnities under the omnibus agreement prior to the date hereof. Other than with respect to certain tax liabilities attributable to assets or liabilities retained by Anadarko, the indemnification obligations under the omnibus agreement have expired.

Indemnification Agreements with Directors and Officers

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

Through December 31, 2012, there have been no payments or claims to Anadarko related to indemnifications and no payments or claims have been received from Anadarko related to indemnifications.

Services and Secondment Agreement

In connection with our IPO, Anadarko and our general partner entered into a services and secondment agreement, pursuant to which specified employees of Anadarko are seconded to our general partner to provide operating, routine maintenance and other services with respect to assets we own and operate under the direction, supervision and control of our general partner. Pursuant to the services and secondment agreement, our general partner reimburses Anadarko for services provided by the seconded employees. The initial term of the services and secondment agreement extends through May 2018 and the term will automatically extend for additional twelve-month periods unless either party provides 180 days written notice of termination before the applicable twelve-month period expires.

Tax Sharing Agreement

In connection with our IPO, we entered into a tax sharing agreement pursuant to which we reimburse Anadarko for our estimated share of applicable state taxes. These taxes include income taxes attributable to our income which are directly borne by Anadarko through its filing of a combined or consolidated tax return with respect to periods including and subsequent to our acquisition of the Partnership assets, which refers collectively to the assets acquired from Anadarko and owned by the Partnership as of December 31, 2012. Anadarko may use its own tax attributes to reduce or eliminate the tax liability of its combined or consolidated group, which may include us as a member. However, under this circumstance, we nevertheless are required to reimburse Anadarko for our allocable share of taxes that would have been owed had tax attributes not been available to Anadarko.

Related-Party Acquisition Agreements

Powder River. In November 2008, we and our subsidiaries entered into the Powder River contribution agreement with Anadarko and several of its affiliates pursuant to which we acquired the Powder River assets (which included the Hilight system, a 50% interest in the Newcastle system and a 14.81% limited liability company membership interest in Fort Union) from Anadarko. These assets provide a combination of gathering, processing, compressing and treating services in the Powder River Basin of Wyoming and are connected or adjacent to our MIGC pipeline. The consideration consisted of (i) $175.0 million in cash, which was financed by borrowing $175.0 million from Anadarko pursuant to the terms of a five-year term loan agreement, and (ii) the issuance of 2,556,891 of our common units and 52,181 of our general partner units. The acquisition closed on December 19, 2008.

Chipeta. In July 2009, we and our subsidiaries entered into the Chipeta contribution agreement with Anadarko and several of its affiliates. Pursuant to the agreement, we acquired a 51% membership interest in Chipeta Processing LLC (“Chipeta”), together with an associated NGL pipeline from Anadarko for (i) approximately $101.5 million in cash, which was financed by borrowing $101.5 million from Anadarko pursuant to the terms of a 7.0% fixed-rate, three-year term loan agreement, and (ii) the issuance of 351,424 of our common units and 7,172 of our general partner units. These assets provide processing and transportation services in the Greater Natural Buttes area in Uintah County, Utah. The Chipeta processing complex includes three processing trains (one refrigeration and two cryogenic).

On August 1, 2012, we acquired Anadarko’s then remaining 24% membership interest in Chipeta, began receiving distributions related to the additional interest effective July 1, 2012, and Anadarko ceased to be a party to the Chipeta LLC agreement, as defined under the caption Chipeta LLC Agreement within this Item 13.

Granger. In January 2010, we and our subsidiaries entered into the Granger contribution agreement with Anadarko and several of its affiliates. Pursuant to the agreement, we acquired the Granger assets from Anadarko for (i) approximately $241.7 million in cash, which was financed with $210.0 million of borrowings under the Partnership’s revolving credit facility (“RCF”) plus $31.7 million of cash on hand, and (ii) the issuance of 620,689 of our common units and 12,667 of our general partner units.

Wattenberg. In August 2010, we and our subsidiaries entered into the Wattenberg contribution agreement with Anadarko and several of its affiliates. Pursuant to the agreement, we acquired certain midstream assets from Anadarko for (i) $473.1 million in cash consideration, which was funded through (a) $250.0 million borrowed under a term loan agreement, (b) $200.0 million borrowed under the Partnership’s RCF, and (c) cash on hand, and (ii) the issuance of 1,048,196 of our common units and 21,392 of our general partner units.

White Cliffs. In September 2010, the Partnership and Anadarko closed a series of related transactions through which the Partnership acquired a 10% member interest in White Cliffs. Specifically, the Partnership acquired Anadarko’s 100% ownership interest in Anadarko Wattenberg Company, LLC (“AWC”) for $20.0 million in cash pursuant to a purchase and sale agreement. AWC owned a 0.4% interest in White Cliffs and held an option to increase its interest in White Cliffs. Also, in a series of concurrent transactions, AWC acquired an additional 9.6% interest in White Cliffs from a third party for $18.0 million in cash, subject to post-closing adjustments. As of December 31, 2012, the Partnership holds a 10% interest in White Cliffs and the remaining 90% is held by third parties. The Partnership’s interest in White Cliffs is referred to as the “White Cliffs investment.”

Bison. In July 2011, we and our subsidiaries entered into the Bison contribution agreement with Anadarko and several of its affiliates. Pursuant to the agreement, we acquired certain midstream assets from Anadarko for (i) $25.0 million in cash consideration, which was funded through cash on hand, and (ii) the issuance of 2,950,284 of our common units and 60,210 of our general partner units.

Mountain Gas Resources, LLC. On January 13, 2012, the Partnership completed the acquisition of Anadarko’s 100% ownership interest in Mountain Gas Resources, LLC (“MGR”), which owns the Red Desert complex, a 22% interest in Rendezvous and related facilities, effective January 1, 2012. The Red Desert complex includes the Patrick Draw processing plant, the Red Desert processing plant, 1,295 miles of gathering lines and related facilities. Rendezvous owns a 338-mile mainline gathering system serving the Jonah and Pinedale Anticline fields in southwestern Wyoming, which delivers gas to the Granger complex and other locations. Consideration paid includes the following: (i) $159.6 million of cash on hand, (ii) $299.0 million borrowings under the RCF, and (iii) the issuance of 632,783 common units and 12,914 general partner units.

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

The board of directors of our general partner approved the acquisition of the Powder River assets, the Chipeta assets, the Granger assets, the Wattenberg assets, the Bison assets, Mountain Gas Resources, LLC and AWC, based in part on the recommendations in favor of the acquisitions from, and the granting of special approval under our partnership agreement by, the board’s special committee. The special committee, a committee of independent members of our general partner’s board of directors, retains independent legal and financial advisors to assist it in evaluating and negotiating the acquisitions as it deems necessary on a transaction-by-transaction basis.

Subsequent Event

On February 27, 2013, the Partnership announced the acquisition of Anadarko’s 33.75% interest (non-operated) in both the Liberty and Rome gas gathering systems for total consideration of $490.0 million (the “Anadarko Acquisition”). The assets in the Anadarko Acquisition serve production from the Marcellus shale in north-central Pennsylvania. The Partnership financed the Anadarko Acquisition with approximately $220.0 million of cash on hand, the borrowing of $245.5 million on its RCF, and the issuance of 449,129 common units to Anadarko at an implied price of approximately $54.55 per unit. The Anadarko Acquisition is expected to close on March 1, 2013.

Chipeta LLC Agreement

In connection with the Partnership’s acquisition of its initial 51% membership interest in Chipeta, as discussed above in Related-Party Acquisition Agreements, the Partnership became party to Chipeta’s limited liability company agreement, as amended and restated as of July 23, 2009 (the “Chipeta LLC agreement”), together with Anadarko and a third-party member. Among other things, the Chipeta LLC agreement provides the following:

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

Upon acquisition of our initial 51% membership interest in Chipeta, we became the managing member of Chipeta. As managing member, we manage the day-to-day operations of Chipeta and receive a management fee from the other members, which is intended to compensate the managing member for the performance of its duties. We may be removed as the managing member only if we are grossly negligent or fraudulent, breach our primary duties or fail to respond in a commercially reasonable manner to written business proposals from the other members, and such behavior, breach or failure has a material adverse effect to Chipeta. Effective August 1, 2012, we acquired Anadarko’s then remaining 24% membership interest in Chipeta, receiving distributions related to the additional interest beginning July 1, 2012, and Anadarko ceased to be a party to the Chipeta LLC agreement.

Note Receivable from and Amounts Payable to Anadarko

Concurrent with the closing of our May 2008 IPO, we loaned $260.0 million to Anadarko in exchange for a 30-year note bearing interest at a fixed annual rate of 6.50%, payable quarterly.

In 2008, we entered into a five-year $175.0 million term loan agreement with Anadarko. The interest rate was fixed at 4.00% until November 2010. The term loan agreement was amended in December 2010 to fix the interest rate at 2.82% through maturity in 2013. During the year ended December 31, 2012, we incurred approximately $2.4 million in interest on the loan. In June 2012, the note payable to Anadarko was repaid in full with proceeds from the issuance of the 2022 Notes.

During the first quarter of 2012, the board of directors of our general partner approved the continued construction of the Brasada and Lancaster gas processing facilities in South Texas and Northeast Colorado, respectively, which were previously under construction by Anadarko. We agreed to reimburse Anadarko for $18.9 million of certain expenditures Anadarko incurred in 2011 related to the construction of the Brasada and Lancaster plants. In February 2012, these expenditures were transferred to us and a corresponding current payable was recorded, which we repaid during the fourth quarter of 2012.

Commodity Price Swap Agreements

We have commodity price swap agreements with Anadarko to mitigate exposure to commodity price volatility that would otherwise be present as a result of the purchase and sale of natural gas, condensate or NGLs. Notional volumes for each of the commodity price swap agreements are not specifically defined; instead, the commodity price swap agreements apply to the actual volume of our natural gas, condensate and NGLs purchased and sold at the Granger, Hilight, Hugoton, Newcastle, MGR, Granger and Wattenberg assets, with various expiration dates through December 2016. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Gas Gathering and Processing Agreements

We have significant gas gathering and processing arrangements with affiliates of Anadarko on a majority of our systems. The gathering agreements of our initial assets allow for rate resets that target an 18% return on invested capital in those assets. Approximately 76% of our gathering, transportation and treating throughput and 59% of our processing throughput for the year ended December 31, 2012, was attributable to natural gas production owned or controlled by Anadarko, in each case exclusive of its equity investment throughput and volumes measured in barrels.

In connection with the MGR acquisition, we entered into 10-year, fee-based gathering and processing agreements with Anadarko effective December 1, 2011, for all affiliate throughput on the MGR assets.

Gas Purchase and Sale Agreements

We sell substantially all of our natural gas, NGLs and condensate to Anadarko Energy Services Company (“AESC”), Anadarko’s marketing affiliate. In addition, we purchase natural gas from AESC pursuant to gas purchase agreements. Our gas purchase and sale agreements with AESC are generally one-year contracts, subject to annual renewal.

Unit Purchase Agreement

On December 12, 2012, we, our general partner, WGP and its general partner entered into a Unit Purchase Agreement (the “Unit Purchase Agreement”), in connection with WGP’s IPO. The Unit Purchase Agreement established the terms under which WGP purchased common units representing limited partner interests in us and our general partner purchased general partner units in the Partnership, with the net proceeds of the IPO. WGP and our general partner purchased the common units and general partner units at a price of $46.00 per unit. The purchase of common units and general partner units resulted in aggregate proceeds to us of approximately $409.4 million.

Equipment Purchase and Sale. The following table summarizes the purchases from and sales to Anadarko of pipe and equipment:

	Purchases			Sales
	Year Ended December 31,
thousands	2012	2011	2010	2012	2011	2010
Net carrying value	$8,009	$1,998	$429	$393	$316	$2,576
Cash consideration	24,705	3,837	361	760	382	2,805

Partners’ capital adjustment	$16,696	$1,839	$(68)	$367	$66	$229

Summary of Affiliate Transactions

Revenues from affiliates include amounts earned by us from services provided to Anadarko as well as from the sale of residue, condensate and NGLs to Anadarko and its affiliates. In addition, we purchase natural gas from an affiliate of Anadarko pursuant to gas purchase agreements. Operating and maintenance expense includes amounts accrued for or paid to affiliates for the operation of our assets, whether in providing services to affiliates or to third parties, including field labor, measurement and analysis, and other disbursements. A portion of our general and administrative expenses is paid by Anadarko, which results in affiliate transactions pursuant to the reimbursement provisions of the omnibus agreement. Affiliate expenses do not inherently bear a direct relationship to affiliate revenues, and third-party expenses do not necessarily bear a direct relationship to third-party revenues.

The following table summarizes affiliate transactions, including transactions with Anadarko, WGP and Affiliates (see Note 5 – Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K):

	Year Ended December 31,
thousands	2012	2011	2010
Revenues (1)	$687,634	$648,997	$571,628
Cost of product (1)	145,250	83,722	95,667
Operation and maintenance (2)	51,237	51,339	46,379
General and administrative (3)	90,701	31,855	23,807

Operating expenses	287,188	166,916	165,853
Interest income, net (4)	16,900	28,560	20,243
Interest expense (5)	2,766	4,935	6,924
Distributions to unitholders (6)	98,280	68,039	52,337
Contributions from noncontrolling interest owners(7)	12,588	16,476	2,019
Distributions to noncontrolling interest owners(7)	6,528	9,437	6,476

(1)	Represents amounts recognized under gathering, treating or processing agreements, and purchase and sale agreements.
(2)

Represents expenses incurred during periods including and subsequent to the date of the acquisition of our assets, as well as expenses incurred by Anadarko on a historical basis related to our assets prior to the acquisition of such assets by us.

(3)

Represents general and administrative expense incurred during periods including and subsequent to the date of the acquisition of our assets, as well as a management services fee for reimbursement of expenses incurred by Anadarko for periods prior to the acquisition of our assets by us. These amounts include equity-based compensation expense allocated to us by Anadarko. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

(4)

Represents interest income recognized on the note receivable from Anadarko. This line item also includes interest income, net on affiliate balances related to the MGR assets, Bison assets, White Cliffs investment and Wattenberg assets for periods prior to the acquisition of such assets. Beginning December 7, 2011, Anadarko discontinued charging interest on intercompany balances. The outstanding affiliate balances on our assets prior to acquisition were entirely settled through an adjustment to net investment by Anadarko. See Note 10—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

(5)

Represents interest expense recognized on the note payable to Anadarko and interest imputed on the reimbursement payable to Anadarko for certain expenditures Anadarko incurred in 2011 related to the construction of the Brasada and Lancaster plants. During 2012, the note payable to Anadarko and the reimbursement payable to Anadarko related to the construction of the Brasada and Lancaster plants were repaid. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

(6)	Represents distributions paid under the partnership agreement.
(7)

As described in the caption Chipeta LLC Agreement within this Item 13, we acquired Anadarko’s then remaining 24% membership interest in Chipeta on August 1, 2012, and accounted for the acquisition on a prospective basis. As such, contributions from noncontrolling interest owners and distributions to noncontrolling interest owners subsequent to the acquisition date no longer reflect contributions from or distributions to Anadarko.

Other

In 2012, Anadarko made payments totaling approximately $165,000 to an affiliate of Crane Capital Holdings, Limited for logistics services. James R. Crane, a member of the board of directors of our general partner, owns Crane Capital Holdings, Limited and is the Chairman and Chief Executive Officer of its management company, Crane Capital Group, Inc.

Conflicts of Interest

Conflicts of interest exist and may arise in the future as a result of the relationships between our general partner and its affiliates, including WGP and Anadarko, on the one hand, and our partnership and our limited partners, on the other hand. The directors and officers of our general partner have fiduciary duties to manage our general partner in a manner beneficial to its owner (WGP). At the same time, our general partner has a fiduciary duty to manage our partnership in a manner beneficial to us and our unitholders.

Whenever a conflict arises between our general partner or its affiliates, on the one hand, and us and our limited partners, on the other hand, our general partner will resolve the conflict. Our partnership agreement contains provisions that modify and limit our general partner’s fiduciary duties to our unitholders. Our partnership agreement also restricts the remedies available to our unitholders for actions taken by our general partner that, without those limitations, might constitute breaches of fiduciary duties otherwise applicable under state law. See the caption Special Committee under Item 10 of this Form 10-K.

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

thousands	2012	2011
Audit Fees	$948	$907
Audit-Related Fees	665	650

Total	$1,613	$1,557

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

Audit Committee Approval of Audit and Non-Audit Services

The Audit Committee of the Partnership’s general partner has adopted a Pre-Approval Policy with respect to services that may be performed by KPMG LLP. This policy lists specific audit-related services as well as any other services that KPMG LLP is authorized to perform and sets out specific dollar limits for each specific service, which may not be exceeded without additional Audit Committee authorization. The Audit Committee receives quarterly reports on the status of expenditures pursuant to that Pre-Approval Policy. The Audit Committee reviews the policy at least annually in order to approve services and limits for the current year. Any service that is not clearly enumerated in the policy must receive specific pre-approval by the Audit Committee or by its Chairperson, to whom such authority has been conditionally delegated, prior to engagement. During 2012, no fees for services outside the scope of audit, review, or attestation that exceed the waiver provisions of 17 CFR 210.2-01(c)(7)(i)(C) were approved by the Audit Committee.

The Audit Committee has approved the appointment of KPMG LLP as independent registered public accounting firm to conduct the audit of the Partnership’s consolidated financial statements for the year ended December 31, 2013.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

Our consolidated financial statements are included under Item 8 of this Form 10-K. For a listing of these statements and accompanying footnotes, please see the Index to Consolidated Financial Statements under Item 8 of this Form 10-K.

(a)(2) Financial Statement Schedules

Our supplemental quarterly information is included under Part II, Item 8 of this Form 10-K.

(a)(3) Exhibits

Exhibit Index

Exhibit Number	Description

2.1	Contribution, Conveyance and Assumption Agreement by and among Western Gas Partners, LP, Western Gas Holdings, LLC, Anadarko Petroleum Corporation, WGR Holdings, LLC, Western Gas Resources, Inc., WGR Asset Holding Company LLC, Western Gas Operating, LLC and WGR Operating, LP, dated as of May 14, 2008 (incorporated by reference to Exhibit 10.2 to Western Gas Partners, LP’s Current Report on Form 8-K filed on May 14, 2008, File No. 001-34046).
2.2#	Contribution Agreement, dated as of November 11, 2008, by and among Western Gas Resources, Inc., WGR Asset Holding Company LLC, WGR Holdings, LLC, Western Gas Holdings, LLC, Western Gas Partners, LP, Western Gas Operating, LLC and WGR Operating, LP. (incorporated by reference to Exhibit 10.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on November 13, 2008, File No. 001-34046).
2.3#	Contribution Agreement, dated as of July 10, 2009, by and among Western Gas Resources, Inc., WGR Asset Holding Company LLC, Anadarko Uintah Midstream, LLC, WGR Holdings, LLC, Western Gas Holdings, LLC, WES GP, Inc., Western Gas Partners, LP, Western Gas Operating, LLC and WGR Operating, LP. (incorporated by reference to Exhibit 2.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on July 23, 2009, File No. 001-34046).
2.4#	Contribution Agreement, dated as of January 29, 2010 by and among Western Gas Resources, Inc., WGR Asset Holding Company LLC, Mountain Gas Resources LLC, WGR Holdings, LLC, Western Gas Holdings, LLC, WES GP, Inc., Western Gas Partners, LP, Western Gas Operating, LLC and WGR Operating, LP. (incorporated by reference to Exhibit 2.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on February 3, 2010 File No. 001-34046).
2.5#	Contribution Agreement, dated as of July 30, 2010, by and among Western Gas Resources, Inc., WGR Asset Holding Company LLC, WGR Holdings, LLC, Western Gas Holdings, LLC, WES GP, Inc., Western Gas Partners, LP, Western Gas Operating, LLC and WGR Operating, LP. (incorporated by reference to Exhibit 2.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on August 5, 2010, File No. 001-34046).
2.6#	Purchase and Sale Agreement, dated as of January 14, 2011, by and among Western Gas Partners, LP, Kerr-McGee Gathering LLC and Encana Oil & Gas (USA) Inc. (incorporated by reference to Exhibit 2.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on January 18, 2011 File No. 001-34046).
2.7#	Contribution Agreement, dated as of December 15, 2011, by and among Western Gas Resources, Inc., WGR Asset Holding Company LLC, WGR Holdings, LLC, Western Gas Holdings, LLC, WES GP, Inc., Western Gas Partners, LP, Western Gas Operating, LLC and WGR Operating, LP. (incorporated by reference to Exhibit 2.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on December 15, 2011, File No. 001-34046).

Exhibit Number	Description

3.1	Certificate of Limited Partnership of Western Gas Partners, LP (incorporated by reference to Exhibit 3.1 to Western Gas Partners, LP’s Registration Statement on Form S-1 filed on October 15, 2007, File No. 333-146700).
3.2	First Amended and Restated Agreement of Limited Partnership of Western Gas Partners, LP, dated May 14, 2008 (incorporated by reference to Exhibit 3.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on May 14, 2008, File No. 001-34046).
3.3	Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of Western Gas Partners, LP dated December 19, 2008 (incorporated by reference to Exhibit 3.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on December 24, 2008, File No. 001-34046).
3.4	Amendment No. 2 to First Amended and Restated Agreement of Limited Partnership of Western Gas Partners, LP, dated as of April 15, 2009 (incorporated by reference to Exhibit 3.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on April 20, 2009, File No. 001-34046).
3.5	Amendment No. 3 to First Amended and Restated Agreement of Limited Partnership of Western Gas Partners, LP dated July 22, 2009 (incorporated by reference to Exhibit 3.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on July 23, 2009, File No. 001-34046).
3.6	Amendment No. 4 to First Amended and Restated Agreement of Limited Partnership of Western Gas Partners, LP dated January 29, 2010 (incorporated by reference to Exhibit 3.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on February 3, 2010, File No. 001-34046).
3.7	Amendment No. 5 to First Amended and Restated Agreement of Limited Partnership of Western Gas Partners, LP, dated August 2, 2010 (incorporated by reference to Exhibit 3.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on August 5, 2010, File No. 001-34046).
3.8	Amendment No. 6 to First Amended and Restated Agreement of Limited Partnership of Western Gas Partners, LP, dated July 8, 2011 (incorporated by reference to Exhibit 3.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on July 8, 2011, File No. 001-34046).
3.9	Amendment No. 7 to First Amended and Restated Agreement of Limited Partnership of Western Gas Partners, LP, dated January 13, 2012 (incorporated by reference to Exhibit 3.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on January 17, 2012, File No. 001-34046).
3.10	Amendment No. 8 to First Amended and Restated Agreement of Limited Partnership of Western Gas Partners, LP, dated August 1, 2012 (incorporated by reference to Exhibit 3.10 to Western Gas Partners, LP’s Quarterly Report on Form 10-Q filed on August 2, 2012, File No. 001-34046).
3.11	Amendment No. 9 to First Amended and Restated Agreement of Limited Partnership of Western Gas Partners, LP, dated December 12, 2012 (incorporated by reference to Exhibit 3.1 to Western Gas Partners LP’s Current Report on Form 8-K filed on December 12, 2012, File No. 001-34046).
3.12	Certificate of Formation of Western Gas Holdings, LLC (incorporated by reference to Exhibit 3.3 to Western Gas Partners, LP’s Registration Statement on Form S-1 filed on October 15, 2007, File No. 333-146700).
3.13	Second Amended and Restated Limited Liability Company Agreement of Western Gas Holdings, LLC, dated December 12, 2012 (incorporated by reference to Exhibit 3.2 to Western Gas Partners LP’s Current Report on Form 8-K filed on December 12, 2012, File No. 001-34046).
4.1	Specimen Unit Certificate for the Common Units (incorporated by reference to Exhibit 4.1 to Western Gas Partners, LP’s Quarterly Report on Form 10-Q filed on June 13, 2008, File No. 001-34046).
4.2	Indenture, dated as of May 18, 2011, among Western Gas Partners, LP, as Issuer, the Subsidiary Guarantors named therein, as Guarantors, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on May 18, 2011, File No. 001-34046).
4.3	First Supplemental Indenture, dated as of May 18, 2011, among Western Gas Partners, LP, as Issuer, the Subsidiary Guarantors named therein, as Guarantors, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Western Gas Partners, LP’s Current Report on Form 8-K filed on May 18, 2011, File No. 001-34046).

Exhibit Number	Description

4.4	Form of 5.375% Senior Notes due 2021 (incorporated by reference to Exhibit 4.2 to Western Gas Partners, LP’s Current Report on Form 8-K filed on May 18, 2011, File No. 001-34046).
4.5	Fourth Supplemental Indenture, dated as of June 28, 2012, among Western Gas Partners, LP, as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on June 28, 2012, File No. 001-34046).
4.6	Form of 4.0% Senior Notes due 2022 (incorporated by reference to Exhibit 4.2 to Western Gas Partners, LP’s Current Report on Form 8-K filed on June 28, 2012, File No. 001-34046).
10.1	Omnibus Agreement by and among Western Gas Partners, LP, Western Gas Holdings, LLC and Anadarko Petroleum Corporation, dated as of May 14, 2008 (incorporated by reference to Exhibit 10.3 to Western Gas Partners, LP’s Current Report on Form 8-K filed on May 14, 2008, File No. 001-34046).
10.2	Amendment No. 1 to Omnibus Agreement by and among Western Gas Partners, LP, Western Gas Holdings, LLC, and Anadarko Petroleum Corporation, dated as of December 19, 2008 (incorporated by reference to Exhibit 10.2 to Western Gas Partners, LP’s Current Report on Form 8-K filed on December 24, 2008, File No. 001-34046).
10.3	Amendment No. 2 to Omnibus Agreement by and among Western Gas Partners, LP, Western Gas Holdings, LLC, and Anadarko Petroleum Corporation, dated as of July 22, 2009 (incorporated by reference to Exhibit 10.2 to Western Gas Partners, LP’s Current Report on Form 8-K filed on July 23, 2009, File No. 001-34046).
10.4	Amendment No. 3 to Omnibus Agreement by and among Western Gas Partners, LP, Western Gas Holdings, LLC, and Anadarko Petroleum Corporation, dated as of December 31, 2009 (incorporated by reference to Exhibit 10.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on January 7, 2010, File No. 001-34046).
10.5	Amendment No. 4 to Omnibus Agreement by and among Western Gas Partners, LP, Western Gas Holdings, LLC, and Anadarko Petroleum Corporation, dated as of January 29, 2010 (incorporated by reference to Exhibit 10.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on February 3, 2010, File No. 001-34046).
10.6	Amendment No. 5 to Omnibus Agreement by and among Western Gas Partners, LP, Western Gas Holdings, LLC, and Anadarko Petroleum Corporation, dated as of August 2, 2010 (incorporated by reference to Exhibit 10.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on August 5, 2010, File No. 001-34046).
10.7	Services And Secondment Agreement between Western Gas Holdings, LLC and Anadarko Petroleum Corporation dated May 14, 2008 (incorporated by reference to Exhibit 10.4 to Western Gas Partners, LP’s Current Report on Form 8-K filed on May 14, 2008, File No. 001-34046).
10.8	Tax Sharing Agreement by and among Anadarko Petroleum Corporation and Western Gas Partners, LP, dated as of May 14, 2008 (incorporated by reference to Exhibit 10.5 to Western Gas Partners, LP’s Current Report on Form 8-K filed on May 14, 2008, File No. 001-34046).
10.9	Anadarko Petroleum Corporation Fixed Rate Note due 2038 (incorporated by reference to Exhibit 10.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on May 14, 2008, File No. 001-34046).
10.10	Form of Commodity Price Swap Agreement (filed as Exhibit 10.3 to the Partnership’s Form 10-Q for the quarter ended March 31, 2010).
10.11 ‡	Form of Indemnification Agreement by and between Western Gas Holdings, LLC, its Officers and Directors (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to Western Gas Partners, LP’s Registration Statement on Form S-1 filed on January 23, 2008, File No. 333-146700).
10.12 ‡	Western Gas Partners, LP 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.13 to Western Gas Partners, LP’s Quarterly Report on Form 10-Q filed on June 13, 2008, File No. 001-34046).
10.13 ‡	Form of Award Agreement under the Western Gas Partners, LP 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to Western Gas Partners, LP’s Current Report on Form 8-K filed on May 14, 2008, File No. 001-34046).

Exhibit Number	Description

10.14†	Amended and Restated Limited Liability Company Agreement of Chipeta Processing LLC effective July 23, 2009 (incorporated by reference to Exhibit 10.4 to Western Gas Partners, LP’s Quarterly Report on Form 10-Q filed on November 12, 2009, File No. 001-34046).
10.15	Amended and Restated Revolving Credit Agreement, dated as of March 24, 2011, among Western Gas Partners, LP, Wells Fargo Bank National Association, as the administrative agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on March 29, 2011, File No. 001-34046).
10.16*	First Amendment to the Amended and Restated Revolving Credit Agreement, dated as of February 7, 2013, among Western Gas Partners, LP, Wells Fargo Bank National Association, as the administrative agent and the lenders party thereto.
10.17	Unit Purchase Agreement, by and among Western Gas Partners, LP, Western Gas Holdings, LLC, Western Gas Equity Partners, LP and Western Gas Equity Holdings, LLC, dated December 12, 2012 (incorporated by reference to Exhibit 10.1 to Western Gas Partners LP’s Current Report on Form 8-K filed on December 12, 2012, File No. 001-34046).
10.18	Final Form of Contribution Agreement dated December 3, 2012, by and among Anadarko Petroleum Corporation, Western Gas Equity Partners, LP and Western Gas Equity Holdings, LLC (incorporated by reference to Exhibit 10.5 to Western Gas Equity Partners LP’s Form S-1/A filed on December 3, 2012).
10.19	Final Form of Memorandum of Understanding dated December 3, 2012, by and among Anadarko Petroleum Corporation, Western Gas Holdings, LLC and the participants in the Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to Western Gas Equity Partners LP’s Form S-1/A filed on December 3, 2012).
12.1*	Ratio of Earnings to Fixed Charges.
21.1*	List of Subsidiaries of Western Gas Partners, LP.
23.1*	Consent of KPMG LLP.
31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Schema Document
101.CAL**	XBRL Calculation Linkbase Document
101.LAB**	XBRL Label Linkbase Document
101.PRE**	XBRL Presentation Linkbase Document
101.DEF**	XBRL Definition Linkbase Document

*	Filed herewith

**	Furnished herewith

#	Pursuant to Item 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

†	Portions of this exhibit, which was previously filed with the Securities and Exchange Commission, were omitted pursuant to a request for confidential treatment. The omitted portions were filed separately with the Securities and Exchange Commission.

‡	Management contracts or compensatory plans or arrangements required to be filed pursuant to Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN GAS PARTNERS, LP

February 28, 2013

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2013.

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
Robert K. Reeves

Director
Milton Carroll

Director
Anthony R. Chase

/s/ James R. Crane	Director
James R. Crane

/s/ David J. Tudor	Director
David J. Tudor