Form 10-Q
period 2013-06-30
Western Gas Partners LP
filed 2013-08-01
CIK 1414475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

There were 112,131,561 common units outstanding as of July 31, 2013.

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

Cryogenic: The process in which liquefied gases, such as liquid nitrogen or liquid helium, are used to bring volumes to very low temperatures (below approximately -238 degrees Fahrenheit) to separate natural gas liquids from natural gas. Through cryogenic processing, more natural gas liquids are extracted than when traditional refrigeration methods are used.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WESTERN GAS PARTNERS, LP

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
thousands except unit and per-unit amounts	2013	2012 (1)	2013	2012 (1)
Revenues – affiliates
Gathering, processing and transportation of natural gas and natural gas liquids	$69,175	$59,941	$135,074	$121,060
Natural gas, natural gas liquids and condensate sales	129,996	104,008	241,666	209,661
Equity income and other, net	4,869	4,133	8,850	8,134

Total revenues – affiliates	204,040	168,082	385,590	338,855
Revenues – third parties
Gathering, processing and transportation of natural gas and natural gas liquids	40,625	33,503	77,616	63,973
Natural gas, natural gas liquids and condensate sales	9,565	18,218	19,624	41,051
Other, net	896	507	2,043	1,107

Total revenues – third parties	51,086	52,228	99,283	106,131

Total revenues	255,126	220,310	484,873	444,986

Operating expenses
Cost of product (2)	93,460	82,456	176,543	165,612
Operation and maintenance (2)	41,669	35,690	78,408	67,811
General and administrative (2)	7,288	10,310	14,952	20,584
Property and other taxes	6,086	4,833	11,871	9,670
Depreciation, amortization and impairments	36,496	27,741	68,936	54,808

Total operating expenses	184,999	161,030	350,710	318,485

Operating income	70,127	59,280	134,163	126,501
Interest income, net – affiliates	4,225	4,225	8,450	8,450
Interest expense (3)	(12,654)	(9,560)	(24,465)	(19,141)
Other income (expense), net	499	(1,267)	1,173	(809)

Income before income taxes	62,197	52,678	119,321	115,001
Income tax expense	137	5,079	4,373	9,508

Net income	62,060	47,599	114,948	105,493
Net income attributable to noncontrolling interests	1,860	4,290	4,091	8,533

Net income attributable to Western Gas Partners, LP	$60,200	$43,309	$110,857	$96,960

Limited partners’ interest in net income:
Net income attributable to Western Gas Partners, LP	$60,200	$43,309	$110,857	$96,960
Pre-acquisition net (income) loss allocated to Anadarko	764	(7,032)	(4,637)	(12,520)
General partner interest in net (income) loss (4)	(16,154)	(6,127)	(29,040)	(10,466)

Limited partners’ interest in net income (4)	$44,810	$30,150	$77,180	$73,974
Net income per common unit – basic and diluted	$0.41	$0.33	$0.72	$0.81
Weighted average common units outstanding – basic and diluted	108,736	91,272	106,784	90,981

(1)	Financial information has been recast to include the financial position and results attributable to the Non-Operated Marcellus Interest. See Note 2.
(2)

Cost of product includes product purchases from Anadarko (as defined in Note 1) of $32.1 million and $64.0 million for the three and six months ended June 30, 2013, respectively, and $39.3 million and $72.8 million for the three and six months ended June 30, 2012, respectively. Operation and maintenance includes charges from Anadarko of $14.2 million and $27.6 million for the three and six months ended June 30, 2013, respectively, and $12.9 million and $25.4 million for the three and six months ended June 30, 2012, respectively. General and administrative includes charges from Anadarko of $5.6 million and $11.5 million for the three and six months ended June 30, 2013, respectively, and $7.8 million and $16.6 million for the three and six months ended June 30, 2012, respectively. See Note 5.

(3)

Includes affiliate (as defined in Note 1) interest expense of zero for the three and six months ended June 30, 2013, and $1.3 million and $2.6 million for the three and six months ended June 30, 2012, respectively. See Note 8.

(4)	Represents net income for periods including and subsequent to the acquisition of the Partnership assets (as defined in Note 1). See Note 4.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS PARTNERS, LP

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

thousands except number of units	June 30, 2013	December 31, 2012 (1)
ASSETS
Current assets
Cash and cash equivalents	$74,180	$419,981
Accounts receivable, net (2)	76,943	50,233
Other current assets (3)	6,162	6,998

Total current assets	157,285	477,212
Note receivable – Anadarko	260,000	260,000
Plant, property and equipment
Cost	3,873,539	3,432,392
Less accumulated depreciation	779,513	714,436

Net property, plant and equipment	3,094,026	2,717,956
Goodwill	105,336	105,336
Other intangible assets	54,798	55,490
Equity investments	211,151	106,130
Other assets	26,678	27,798

Total assets	$3,909,274	$3,749,922

LIABILITIES, EQUITY AND PARTNERS’ CAPITAL
Current liabilities
Accounts and natural gas imbalance payables (4)	$23,423	$25,154
Accrued ad valorem taxes	11,805	11,949
Income taxes payable	663	552
Accrued liabilities (5)	110,420	147,651

Total current liabilities	146,311	185,306
Long-term debt – third parties	1,418,362	1,168,278
Deferred income taxes	1,852	47,153
Asset retirement obligations and other	74,827	68,749

Total long-term liabilities	1,495,041	1,284,180

Total liabilities	1,641,352	1,469,486
Equity and partners’ capital
Common units (112,131,561 and 104,660,553 units issued and outstanding at June 30, 2013 and December 31, 2012, respectively)	2,130,279	1,957,066
General partner units (2,288,399 and 2,135,930 units issued and outstanding at June 30, 2013 and December 31, 2012, respectively)	66,457	52,752
Net investment by Anadarko	—	199,960

Total partners’ capital	2,196,736	2,209,778
Noncontrolling interests	71,186	70,658

Total equity and partners’ capital	2,267,922	2,280,436

Total liabilities, equity and partners’ capital	$3,909,274	$3,749,922

(1)	Financial information has been recast to include the financial position and results attributable to the Non-Operated Marcellus Interest. See Note 2.
(2)	Accounts receivable, net includes amounts receivable from affiliates (as defined in Note 1) of $43.6 million and $19.1 million as of June 30, 2013 and December 31, 2012, respectively.
(3)	Other current assets includes natural gas imbalance receivables from affiliates of $0.1 million and $0.4 million as of June 30, 2013 and December 31, 2012, respectively.
(4)	Accounts and natural gas imbalance payables includes amounts payable to affiliates of $2.7 million and $2.5 million as of June 30, 2013 and December 31, 2012, respectively.
(5)	Accrued liabilities include amounts payable to affiliates of $0.1 million as of June 30, 2013 and December 31, 2012.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS PARTNERS, LP

CONSOLIDATED STATEMENT OF EQUITY AND PARTNERS’ CAPITAL

(UNAUDITED)

	Partners’ Capital
thousands	Net Investment by Anadarko	Common Units	General Partner Units	Noncontrolling Interests	Total
Balance at December 31, 2012 (1)	$199,960	$1,957,066	$52,752	$70,658	$2,280,436
Net income	4,637	77,180	29,040	4,091	114,948
Issuance of common and general partner units, net of offering expenses	—	416,119	9,267	—	425,386
Contributions from noncontrolling interest owners	—	—	—	1,097	1,097
Distributions to noncontrolling interest owners	—	—	—	(4,660)	(4,660)
Distributions to unitholders	—	(111,183)	(24,618)	—	(135,801)
Acquisition from affiliates	(255,642)	(209,858)	—	—	(465,500)
Contributions of equity-based compensation from Anadarko	—	1,378	28	—	1,406
Net pre-acquisition contributions from (distributions to) Anadarko	4,515	—	—	—	4,515
Net distributions of other assets to Anadarko	—	(603)	(12)	—	(615)
Elimination of net deferred tax liabilities	46,530	—	—	—	46,530
Other	—	180	—	—	180

Balance at June 30, 2013	$—	$2,130,279	$66,457	$71,186	$2,267,922

(1)	Financial information has been recast to include the financial position and results attributable to the Non-Operated Marcellus Interest. See Note 2.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS PARTNERS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
thousands	2013	2012 (1)
Cash flows from operating activities
Net income	$114,948	$105,493
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairments	68,936	54,808
Non-cash equity-based compensation expense	1,682	1,834
Deferred income taxes	1,229	15,839
Debt-related amortization and other items, net	1,126	1,030
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(26,807)	12,723
Increase (decrease) in accounts and natural gas imbalance payables and accrued liabilities, net	336	(9,948)
Change in other items, net	3,563	4,407

Net cash provided by operating activities	165,013	186,186
Cash flows from investing activities
Capital expenditures	(339,756)	(193,053)
Acquisitions from affiliates	(466,936)	(465,507)
Acquisitions from third parties	(212,674)	—
Investments in equity affiliates	(29,824)	—
Proceeds from sale of assets to affiliates	82	11
Other	(382)	—

Net cash used in investing activities	(1,049,490)	(658,549)
Cash flows from financing activities
Borrowings, net of debt issuance costs	494,948	886,369
Repayments of debt	(245,000)	(549,000)
Increase (decrease) in outstanding checks	(1,809)	(1,010)
Proceeds from issuance of common and general partner units, net of offering expenses	425,386	216,574
Distributions to unitholders	(135,801)	(89,080)
Contributions from noncontrolling interest owners	1,097	21,315
Distributions to noncontrolling interest owners	(4,660)	(10,339)
Net contributions from (distributions to) Anadarko	4,515	29,027

Net cash provided by financing activities	538,676	503,856

Net increase (decrease) in cash and cash equivalents	(345,801)	31,493
Cash and cash equivalents at beginning of period	419,981	226,559

Cash and cash equivalents at end of period	$74,180	$258,052

Supplemental disclosures
Net distributions to (contributions from) Anadarko of other assets	$615	$4,096
Interest paid, net of capitalized interest	$23,516	$18,186
Taxes paid	$—	$72

(1)	Financial information has been recast to include the financial position and results attributable to the Non-Operated Marcellus Interest. See Note 2.

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

For purposes of these consolidated financial statements, the “Partnership” refers to Western Gas Partners, LP and its subsidiaries. The Partnership’s general partner, Western Gas Holdings, LLC (the “general partner” or “GP”), is owned by Western Gas Equity Partners, LP (“WGP”), a Delaware master limited partnership formed by Anadarko Petroleum Corporation in September 2012 to own the Partnership’s general partner, as well as a significant limited partner interest in the Partnership (see Western Gas Equity Partners, LP below). Western Gas Equity Holdings, LLC is WGP’s general partner and is a wholly owned subsidiary of Anadarko Petroleum Corporation. “Anadarko” refers to Anadarko Petroleum Corporation and its consolidated subsidiaries, excluding the Partnership and the general partner, and “affiliates” refers to wholly owned and partially owned subsidiaries of Anadarko, excluding the Partnership, and includes the interests in Fort Union Gas Gathering, LLC (“Fort Union”), White Cliffs Pipeline, LLC (“White Cliffs”), Rendezvous Gas Services, LLC (“Rendezvous”), and a joint venture, Enterprise EF78 LLC (“Mont Belvieu JV”). See Note 2. “Equity investment throughput” refers to the Partnership’s 14.81% share of Fort Union and 22% share of Rendezvous gross volumes.

The Partnership is engaged in the business of gathering, processing, compressing, treating and transporting natural gas, condensate, NGLs and crude oil for Anadarko, as well as third-party producers and customers. As of June 30, 2013, the Partnership’s assets, exclusive of interests in Fort Union, White Cliffs, Rendezvous and the Mont Belvieu JV accounted for under the equity method, consisted of the following:

	Owned and Operated	Operated Interests	Non-Operated Interests
Natural gas gathering systems	13	1	5
Natural gas treating facilities	8	—	—
Natural gas processing facilities	8	3	—
NGL pipelines	3	—	—
Interstate natural gas pipeline	1	—	—
Intrastate natural gas pipeline	1	—	—

These assets are located in South, East and West Texas, the Rocky Mountains (Colorado, Utah and Wyoming), north-central Pennsylvania, and the Mid-Continent (Kansas and Oklahoma). The Partnership completed construction of the Brasada processing facility in South Texas and commenced operations in June 2013. The Partnership was also constructing the Lancaster processing facility in Northeast Colorado at the end of the second quarter of 2013.

Western Gas Equity Partners, LP. WGP owns the following types of interests in the Partnership: (i) the 2.0% general partner interest and all of the incentive distribution rights (“IDRs”) in the Partnership, both owned through WGP’s 100% ownership of the Partnership’s general partner and (ii) all of the limited partner interests in the Partnership held by Anadarko at the time of WGP’s initial public offering (“IPO”). WGP has no independent operations or material assets other than its partnership interests in WES.

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

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

In preparing financial statements in accordance with GAAP, management makes informed judgments and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses. Management evaluates its estimates and related assumptions regularly, utilizing historical experience and other methods considered reasonable under the particular circumstances. Changes in facts and circumstances or additional information may result in revised estimates and actual results may differ from these estimates. Effects on the business, financial condition and results of operations resulting from revisions to estimates are recognized when the facts that give rise to the revisions become known. The information furnished herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated financial statements, and certain prior-period amounts have been reclassified to conform to the current-year presentation.

For the six months ended June 30, 2012, operating cash inflows and investing cash outflows in the Partnership’s unaudited consolidated statements of cash flows include a reduction of $16.4 million attributable to the correction of an error discovered during an analysis of accounts payable balances. This analysis revealed that certain 2012 invoices received, but not yet paid, were properly attributable to ongoing capital projects rather than to operating expenses. Management concluded that this misstatement was not material relative to the six months ended June 30, 2012, and has corrected the error within the unaudited statement of cash flows for the six months ended June 30, 2012, as included in this report.

Certain information and note disclosures commonly included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, the accompanying consolidated financial statements and notes should be read in conjunction with the Partnership’s 2012 Form 10-K, as filed with the SEC on February 28, 2013, certain sections of which were recast to reflect the results of the Non-Operated Marcellus Interest (as defined in Note 2) in the Partnership’s Current Report on Form 8-K, as filed with the SEC on May 13, 2013. Management believes that the disclosures made are adequate to make the information not misleading.

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

Presentation of Partnership assets. References to the “Partnership assets” refer collectively to the assets owned by the Partnership as of June 30, 2013. Because Anadarko controls the Partnership through its ownership and control of WGP, which owns the Partnership’s general partner, each of the Partnership’s acquisitions of assets from Anadarko has been considered a transfer of net assets between entities under common control. As such, the Partnership assets acquired from Anadarko were initially recorded at Anadarko’s historic carrying value, which did not correlate to the total acquisition price paid by the Partnership. Further, after an acquisition of assets from Anadarko, the Partnership may be required to recast its financial statements to include the activities of such assets as of the date of common control. See Note 2.

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

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2.  ACQUISITIONS

The following table presents the acquisitions completed by the Partnership during 2012 and 2013, and identifies the funding sources for such acquisitions:

thousands except unit and percent amounts	Acquisition Date	Percentage Acquired	Borrowings	Cash On Hand	Common Units Issued	GP Units Issued
MGR (1)	01/13/12	100%	$299,000	$159,587	632,783	12,914
Chipeta (2)	08/01/12	24%	—	128,250	151,235	3,086
Non-Operated Marcellus Interest (3)	03/01/13	33.75%	250,000	215,500	449,129	—
Anadarko-Operated Marcellus Interest (4)	03/08/13	33.75%	133,500	—	—	—
Mont Belvieu JV (5)	06/05/13	25%	—	78,129	—	—

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

(3)

The Partnership acquired Anadarko’s 33.75% interest (non-operated) in the Liberty and Rome gas gathering systems, serving production from the Marcellus shale in north-central Pennsylvania. The interest acquired is referred to as the “Non-Operated Marcellus Interest” and the acquisition as the “Non-Operated Marcellus Interest acquisition.” In connection with the issuance of the common units, the Partnership’s general partner purchased 9,166 general partner units for consideration of $0.5 million in order to maintain its 2.0% general partner interest in the Partnership. See Non-Operated Marcellus Interest acquisition below for further information.

(4)

The interest acquired from a third party consisted of a 33.75% interest in each of the Larry’s Creek, Seely and Warrensville gas gathering systems, which are operated by Anadarko and serve production from the Marcellus shale in north-central Pennsylvania. The interest acquired is referred to as the “Anadarko-Operated Marcellus Interest” and the acquisition as the “Anadarko-Operated Marcellus Interest acquisition.” See Anadarko-Operated Marcellus Interest acquisition below for further information, including the preliminary allocation of the purchase price as of June 30, 2013.

(5)

The acquisition from a third party consisted of a 25% interest in Enterprise EF78 LLC, an entity formed to design, construct, and own two fractionators located in Mont Belvieu, Texas. The interest acquired is accounted for under the equity method of accounting and is referred to as the “Mont Belvieu JV” and the acquisition as the “Mont Belvieu JV acquisition.” See Mont Belvieu JV acquisition below for further information.

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

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2.  ACQUISITIONS (CONTINUED)

The following table presents the revenue and net income impact of the Non-Operated Marcellus Interest on revenue and net income as presented in the Partnership’s historical consolidated statements of income:

	Three Months Ended June 30, 2012
thousands	Partnership Historical	Non-Operated Marcellus Interest	Combined
Revenues	$205,341	$14,969	$220,310
Net income	40,567	7,032	47,599

	Six Months Ended June 30, 2012
thousands	Partnership Historical	Non-Operated Marcellus Interest	Combined
Revenues	$417,583	$27,403	$444,986
Net income	92,973	12,520	105,493

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

The following is a preliminary allocation of the purchase price as of June 30, 2013, including $1.0 million of post-closing purchase price adjustments, to the assets acquired and liabilities assumed in the Anadarko-Operated Marcellus Interest acquisition as of the acquisition date:

thousands
Property, plant and equipment	$134,719
Asset retirement obligations	(174)

Total purchase price	$134,545

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2.  ACQUISITIONS (CONTINUED)

The following table presents the pro forma condensed financial information of the Partnership as if the Anadarko-Operated Marcellus Interest acquisition had occurred on January 1, 2012:

	Six Months Ended June 30,
thousands except per unit amount	2013	2012
Revenues	$486,127	$446,666
Net income	115,097	103,708
Net income attributable to Western Gas Partners, LP	111,006	95,175
Net income per common unit - basic and diluted	$0.72	$0.77

The pro forma information is presented for illustration purposes only and is not necessarily indicative of the operating results that would have occurred had the Anadarko-Operated Marcellus Interest acquisition been completed at the assumed date, nor is it necessarily indicative of future operating results of the combined entity. The Partnership’s pro forma information in the table above includes $3.4 million of revenues and $0.3 million of operating expenses, excluding depreciation, amortization and impairments, attributable to the Anadarko-Operated Marcellus Interest that are included in the Partnership’s consolidated statement of income for the six months ended June 30, 2013. The pro forma adjustments reflect pre-acquisition results of the Anadarko-Operated Marcellus Interest including (a) estimated revenues and expenses; (b) estimated depreciation and amortization based on the purchase price allocated to property, plant and equipment and estimated useful lives; and (c) interest on the Partnership’s borrowings under its revolving credit facility to finance the Anadarko-Operated Marcellus Interest acquisition. The pro forma adjustments include estimates and assumptions based on currently available information. Management believes the estimates and assumptions are reasonable, and the relative effects of the transaction are properly reflected. The pro forma information does not reflect any cost savings or other synergies anticipated as a result of the Anadarko-Operated Marcellus Interest acquisition, nor any future acquisition related expenses.

Mont Belvieu JV acquisition. The acquisition purchase price represents the Partnership’s 25% share of construction costs incurred by the joint venture partner up to the date of acquisition and 25% of the capitalized interest charged to the financial statements of the Mont Belvieu JV up to the date of acquisition. The allocated capitalized interest is reflected as a component of the equity investment balance recorded upon acquisition. Based on the total estimated net project cost, the construction of the fractionation facilities owned by the Mont Belvieu JV is considered a significant project and satisfies criteria for capitalization of interest. Capitalization of interest subsequent to the acquisition is treated as a basis difference between the cost of the investment and the underlying equity in the net assets of the Mont Belvieu JV. The Partnership will begin to amortize the capitalized interest recognized subsequent to the acquisition upon completion of the facilities, and will reflect the amortization as an adjustment to equity earnings from the Mont Belvieu JV.

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.  PARTNERSHIP DISTRIBUTIONS

The partnership agreement of Western Gas Partners, LP requires the Partnership to distribute all of its available cash (as defined in the partnership agreement) to unitholders of record on the applicable record date within 45 days of the end of each quarter. The board of directors of the general partner declared the following cash distributions to its unitholders for the periods presented:

thousands except per-unit amounts Quarters Ended	Total Quarterly Distribution per Unit	Total Cash Distribution	Date of Distribution
2012
March 31	$ 0.460	$ 46,053	May 2012
June 30	$ 0.480	$ 52,425	August 2012
2013
March 31	$ 0.540	$ 70,143	May 2013
June 30 (1)	$ 0.560	$ 79,315	August 2013

(1)

On July 17, 2013, the board of directors of the Partnership’s general partner declared a cash distribution to the Partnership’s unitholders of $0.56 per unit, or $79.3 million in aggregate, including incentive distributions. The cash distribution is payable on August 12, 2013, to unitholders of record at the close of business on July 31, 2013.

4.  EQUITY AND PARTNERS’ CAPITAL

Equity offerings. The Partnership completed the following public offerings of its common units during 2012 and 2013:

thousands except unit and per-unit amounts	Common Units Issued (1)	GP Units Issued (2)	Price Per Unit	Underwriting Discount and Other Offering Expenses	Net Proceeds
June 2012 equity offering	5,000,000	102,041	$43.88	$7,468	$216,409
May 2013 equity offering	7,015,000	143,163	61.18	13,059	424,878

(1)	Includes the issuance of 915,000 common units pursuant to the full exercise of the underwriters’ over-allotment option granted in connection with the May 2013 equity offering.
(2)	Represents general partner units issued to the general partner in exchange for the general partner’s proportionate capital contribution to maintain its 2.0% general partner interest.

Common and general partner units. The Partnership’s common units are listed on the New York Stock Exchange under the symbol “WES.”

The following table summarizes common and general partner units issued during the six months ended June 30, 2013:

	Common Units	General Partner Units	Total
Balance at December 31, 2012	104,660,553	2,135,930	106,796,483
Non-Operated Marcellus Interest acquisition	449,129	9,166	458,295
Long-Term Incentive Plan awards	6,879	140	7,019
May 2013 equity offering	7,015,000	143,163	7,158,163

Balance at June 30, 2013	112,131,561	2,288,399	114,419,960

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.  EQUITY AND PARTNERS’ CAPITAL (CONTINUED)

Holdings of Partnership equity. As of June 30, 2013, WGP held 49,296,205 common units, representing a 43.1% limited partner interest in the Partnership, and, through its ownership of the general partner, WGP indirectly held 2,288,399 general partner units, representing a 2.0% general partner interest in the Partnership, and 100% of the Partnership’s IDRs. Also as of June 30, 2013, Anadarko Marcellus Midstream, L.L.C. (“AMM”), a subsidiary of Anadarko, separately held 449,129 common units, representing a 0.4% limited partner interest in the Partnership. As of June 30, 2013, the public held 62,386,227 common units, representing a 54.5% limited partner interest in the Partnership.

The Partnership’s net income for periods including and subsequent to the acquisition of the Partnership assets (as defined in Note 1) is allocated to the general partner and the limited partners consistent with actual cash distributions, including incentive distributions allocable to the general partner. Undistributed earnings (net income in excess of distributions) or undistributed losses (available cash in excess of net income) are then allocated to the general partner and the limited partners in accordance with their respective ownership percentages.

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

Note receivable from and amounts payable to Anadarko. Concurrently with the closing of the Partnership’s May 2008 IPO, the Partnership loaned $260.0 million to Anadarko in exchange for a 30-year note bearing interest at a fixed annual rate of 6.50%, payable quarterly. The fair value of the note receivable from Anadarko was approximately $307.0 million and $334.8 million at June 30, 2013, and December 31, 2012, respectively. The fair value of the note reflects consideration of credit risk and any premium or discount for the differential between the stated interest rate and quarter-end market interest rate, based on quoted market prices of similar debt instruments. Accordingly, the fair value of the note receivable from Anadarko is measured using Level 2 inputs.

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

Below is a summary of the fixed price ranges on the Partnership’s outstanding commodity price swap agreements as of June 30, 2013:

per barrel except natural gas	2013	2014	2015	2016
Ethane	$18.32 – 30.10	$18.36 – 30.53	$18.41 – 23.41	$23.11
Propane	$45.90 – 55.84	$46.47 – 53.78	$47.08 – 52.99	$52.90
Isobutane	$60.44 – 77.66	$61.24 – 75.13	$62.09 – 74.02	$73.89
Normal butane	$53.20 – 68.24	$53.89 – 66.01	$54.62 – 65.04	$64.93
Natural gasoline	$70.89 – 92.23	$71.85 – 83.04	$72.88 – 81.82	$81.68
Condensate	$74.04 – 85.84	$75.22 – 83.04	$76.47 – 81.82	$81.68
Natural gas (per MMbtu)	$3.75 – 6.09	$4.45 – 6.20	$4.66 – 5.96	$4.87

The following table summarizes realized gains and losses on commodity price swap agreements:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2013	2012	2013	2012
Gains (losses) on commodity price swap agreements related to sales: (1)
Natural gas sales	$2,404	$11,746	$7,784	$21,596
Natural gas liquids sales	34,203	19,680	55,508	20,034

Total	36,607	31,426	63,292	41,630
Losses on commodity price swap agreements related to purchases (2)	(22,857)	(27,347)	(42,711)	(44,539)

Net gains (losses) on commodity price swap agreements	$13,750	$4,079	$20,581	$(2,909)

(1)	Reported in affiliate natural gas, NGLs and condensate sales in the consolidated statements of income in the period in which the related sale is recorded.
(2)	Reported in cost of product in the consolidated statements of income in the period in which the related purchase is recorded.

Gas gathering and processing agreements. The Partnership has significant gas gathering and processing arrangements with affiliates of Anadarko on a majority of its systems. Approximately 58% and 64% of the Partnership’s gathering, transportation and treating throughput (excluding equity investment throughput and volumes measured in barrels) for the three months ended June 30, 2013 and 2012, respectively, and 59% and 65% for the six months ended June 30, 2013 and 2012, respectively, was attributable to natural gas production owned or controlled by Anadarko. Approximately 54% and 59% of the Partnership’s processing throughput (excluding equity investment throughput and volumes measured in barrels) for the three months ended June 30, 2013 and 2012, respectively, and 55% and 59% for the six months ended June 30, 2013 and 2012, respectively, was attributable to natural gas production owned or controlled by Anadarko.

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.  TRANSACTIONS WITH AFFILIATES (CONTINUED)

Equipment purchase and sale. The following table summarizes the Partnership’s purchases from and sales to Anadarko of pipe and equipment:

	Six Months Ended June 30,
	2013	2012	2013	2012

thousands	Purchases		Sales
Cash consideration	$1,436	$6,744	$82	$11
Net carrying value	773	1,751	34	11

Partners’ capital adjustment	$663	$4,993	$48	$—

Long-term incentive plan. The general partner awards phantom units under the Western Gas Partners, LP 2008 Long-Term Incentive Plan (“LTIP”), primarily to its independent directors and the Chief Executive Officer. The phantom units awarded to the independent directors vest one year from the grant date, while all other awards are subject to graded vesting over a three-year service period. Compensation expense is recognized ratably over the vesting period and was approximately $0.2 million and $0.3 million for the three and six months ended June 30, 2013, respectively, and approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2012, respectively.

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

The Partnership’s general and administrative expenses included $0.7 million and $1.4 million for the three and six months ended June 30, 2013, respectively, and $0.8 million and $1.6 million for the three and six months ended June 30, 2012, respectively, of equity-based compensation expense for awards granted to the executive officers of the general partner and other employees under the Anadarko Incentive Plans, which was allocated to the Partnership by Anadarko.

For the three and six months ended June 30, 2012, the Partnership’s general and administrative expenses included $2.1 million and $5.4 million, respectively, of compensation expense for grants of Unit Value Rights, Unit Appreciation Rights (“UARs”) and Distribution Equivalent Rights under the Incentive Plan to certain executive officers of the general partner as a component of their compensation, which was allocated to the Partnership by Anadarko. Awards outstanding under the Incentive Plan at June 30, 2012, were valued at $757.00 per UAR. WGP’s IPO in December 2012 resulted in the vesting of all then unvested Incentive Plan awards and the effective termination of the Incentive Plan.

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.  TRANSACTIONS WITH AFFILIATES (CONTINUED)

Summary of affiliate transactions. The following table summarizes affiliate transactions, which include revenue from affiliates, reimbursement of operating expenses and purchases of natural gas:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2013	2012	2013	2012

Revenues (1)	$204,040	$168,082	$385,590	$338,855
Cost of product (1)	32,119	39,338	64,048	72,764
Operation and maintenance (2)	14,186	12,929	27,552	25,402
General and administrative (3)	5,589	7,751	11,458	16,584

Operating expenses	51,894	60,018	103,058	114,750
Interest income, net (4)	4,225	4,225	8,450	8,450
Interest expense (5)	—	1,288	—	2,603
Distributions to unitholders (6)	40,247	22,891	77,115	43,763
Contributions from noncontrolling interest owners (7)	—	5,616	—	10,440
Distributions to noncontrolling interest owners (7)	—	2,544	—	5,064

(1)	Represents amounts recognized under gathering, treating or processing agreements, and purchase and sale agreements.
(2)

Represents expenses incurred on and subsequent to the date of the acquisition of the Partnership assets, as well as expenses incurred by Anadarko on a historical basis related to the Partnership assets prior to the acquisition of such assets by the Partnership.

(3)

Represents general and administrative expense incurred on and subsequent to the date of the Partnership’s acquisition of the Partnership assets, as well as a management services fee for reimbursement of expenses incurred by Anadarko for periods prior to the acquisition of the Partnership assets by the Partnership. These amounts include equity-based compensation expense allocated to the Partnership by Anadarko (see Equity incentive plan and Anadarko incentive plans within this Note 5).

(4)	Represents interest income recognized on the note receivable from Anadarko.
(5)

For the three and six months ended June 30, 2012, includes interest expense recognized on the note payable to Anadarko (see Note 8) and interest imputed on the reimbursement payable to Anadarko for certain expenditures Anadarko incurred in 2011 related to the construction of the Brasada and Lancaster plants. The Partnership repaid the note payable to Anadarko in June 2012, and repaid the reimbursement payable to Anadarko related to the construction of the Brasada and Lancaster plants in the fourth quarter of 2012. See Note receivable from and amounts payable to Anadarko within this Note 5.

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

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.  PROPERTY, PLANT AND EQUIPMENT

A summary of the historical cost of the Partnership’s property, plant and equipment is as follows:

thousands	Estimated Useful Life	June 30, 2013	December 31, 2012
Land	n/a	$2,584	$501
Gathering systems	3 to 47 years	3,533,779	2,911,572
Pipelines and equipment	15 to 45 years	91,488	91,126
Assets under construction	n/a	235,757	422,002
Other	3 to 25 years	9,931	7,191

Total property, plant and equipment		3,873,539	3,432,392
Accumulated depreciation		779,513	714,436

Net property, plant and equipment		$3,094,026	$2,717,956

The cost of property classified as “Assets under construction” is excluded from capitalized costs being depreciated. These amounts represent property that is not yet suitable to be placed into productive service as of the respective balance sheet date. See Note 7.

During the second quarter of 2013, the Partnership recognized a $1.0 million impairment primarily related to the cancellation of various capital projects by the third-party operator of the Non-Operated Marcellus Interest.

7.  COMPONENTS OF WORKING CAPITAL

A summary of other current assets is as follows:

thousands	June 30, 2013	December 31, 2012
Natural gas liquids inventory	$2,327	$1,678
Natural gas imbalance receivables	1,977	1,663
Prepaid insurance	162	1,897
Other	1,696	1,760

Total other current assets	$6,162	$6,998

A summary of accrued liabilities is as follows:
thousands	June 30, 2013	December 31, 2012
Accrued capital expenditures	$74,435	$112,311
Accrued plant purchases	17,789	16,350
Accrued interest expense	15,691	15,868
Short-term asset retirement obligations	1,905	1,711
Short-term remediation and reclamation obligations	649	799
Other	(49)	612

Total accrued liabilities	$110,420	$147,651

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8.  DEBT AND INTEREST EXPENSE

The following table presents the Partnership’s outstanding debt as of June 30, 2013 and December 31, 2012:

	June 30, 2013			December 31, 2012
thousands	Principal	Carrying Value	Fair Value (1)	Principal	Carrying Value	Fair Value (1)
4.000% Senior Notes due 2022	$670,000	$673,449	$656,895	$670,000	$673,617	$669,928
5.375% Senior Notes due 2021	500,000	494,913	537,550	500,000	494,661	499,946
Revolving credit facility	250,000	250,000	250,000	—	—	—

Total debt outstanding	$1,420,000	$1,418,362	$1,444,445	$1,170,000	$1,168,278	$1,169,874

(1)	Fair value is measured using Level 2 inputs.

Debt activity. The following table presents debt activity of the Partnership for the six months ended June 30, 2013:

thousands	Carrying Value
Balance as of December 31, 2012	$1,168,278
Revolving credit facility borrowings	495,000
Repayments of revolving credit facility	(245,000)
Other	84

Balance as of June 30, 2013	$1,418,362

Senior Notes. In June 2012, the Partnership completed the offering of $520.0 million aggregate principal amount of 4.000% Senior Notes due 2022 at a price to the public of 99.194% of the face amount. In October 2012, the Partnership issued an additional $150.0 million in aggregate principal amount of 4.000% Senior Notes due 2022 at a price to the public of 105.178% of the face amount. The October 2012 notes and the June 2012 notes were issued under the same indenture and are considered a single class of securities, collectively referred to as the “2022 Notes.”

In May 2011, the Partnership completed the offering of $500.0 million aggregate principal amount of 5.375% Senior Notes due 2021 (the “2021 Notes”) at a price to the public of 98.778% of the face amount.

At June 30, 2013, the Partnership was in compliance with all covenants under the indentures governing the 2021 Notes and 2022 Notes.

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

Note payable to Anadarko. In 2008, the Partnership entered into a five-year $175.0 million term loan agreement with Anadarko. The interest rate was fixed at 2.82% prior to June 2012 when the note payable to Anadarko was repaid in full with proceeds from the June 2012 offering of the 2022 Notes.

Revolving credit facility. At June 30, 2013 and December 31, 2012, the interest rate on the Partnership’s $800.0 million senior unsecured revolving credit facility (“RCF”) was 1.70% and 1.71%, respectively. The Partnership is required to pay a quarterly facility fee currently ranging from 0.20% to 0.35% of the commitment amount (whether used or unused), based upon the Partnership’s senior unsecured debt rating. The facility fee rate was 0.25% at June 30, 2013 and December 31, 2012.

WESTERN GAS PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8.  DEBT AND INTEREST EXPENSE (CONTINUED)

At June 30, 2013, the Partnership had $250.0 million of outstanding borrowings, $12.8 million in outstanding letters of credit issued and $537.2 million available for borrowing under the RCF. At June 30, 2013, the Partnership was in compliance with all covenants under the RCF.

The 2022 Notes, the 2021 Notes and obligations under the RCF are recourse to the Partnership’s general partner and as of December 31, 2012, the Partnership’s general partner was indemnified by a wholly owned subsidiary of Anadarko, Western Gas Resources, Inc. (“WGRI”), against any claims made against the general partner under the 2022 Notes, the 2021 Notes and/or the RCF. In connection with the acquisition of the Non-Operated Marcellus Interest in March 2013, the general partner and another wholly owned subsidiary of Anadarko entered into an indemnification agreement (the “2013 Indemnification Agreement”) whereby such subsidiary agreed to indemnify the Partnership’s general partner for any recourse liability it may have for RCF borrowings, or other debt financing, attributable to the acquisitions of the Non-Operated Marcellus Interest or the Anadarko-Operated Marcellus Interest. As of June 30, 2013, the 2013 Indemnification Agreement applied to such debt financings up to $250.0 million. The Partnership’s general partner and WGRI also amended and restated the existing indemnity agreement between them to reduce the amount for which WGRI would indemnify the Partnership’s general partner by an amount equal to any amounts payable to the Partnership’s general partner under the 2013 Indemnification Agreement.

Interest expense. The following table summarizes the amounts included in interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2013	2012	2013	2012
Third parties
Interest expense on long-term debt	$14,850	$8,202	$28,789	$16,117
Amortization of debt issuance costs and commitment fees (1)	1,064	1,016	2,117	2,024
Capitalized interest	(3,260)	(946)	(6,441)	(1,603)

Total interest expense – third parties	12,654	8,272	24,465	16,538

Affiliates
Interest expense on note payable to Anadarko (2)	—	1,206	—	2,440
Interest expense on affiliate balances (3)	—	82	—	163

Total interest expense – affiliates	—	1,288	—	2,603

Interest expense	$12,654	$9,560	$24,465	$19,141

(1)

For the three and six months ended June 30, 2013, includes $0.2 million and $0.5 million, respectively, of amortization of (i) the original issue discount for the June 2012 offering partially offset by the original issue premium for the October 2012 offering of the 2022 Notes, (ii) original issue discount for the 2021 Notes and (iii) underwriters’ fees. For the three and six months ended June 30, 2012, includes $0.2 million and $0.4 million, respectively, of amortization of the original issue discount and underwriters’ fees for the 2022 Notes issued in June 2012 and the 2021 Notes.

(2)	In June 2012, the note payable to Anadarko was repaid in full. See Note payable to Anadarko within this Note 8.
(3)

Imputed interest expense on the reimbursement payable to Anadarko for certain expenditures Anadarko incurred in 2011 related to the construction of the Brasada and Lancaster plants. In the fourth quarter of 2012, the Partnership repaid the reimbursement payable to Anadarko associated with the construction of the Brasada and Lancaster plants.

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

Other commitments. The Partnership has short-term payment obligations, or commitments, related to its capital spending programs, as well as those of its unconsolidated affiliates. As of June 30, 2013, the Partnership had unconditional payment obligations for services to be rendered or products to be delivered in connection with its capital projects of approximately $31.2 million, the majority of which is expected to be paid in the next twelve months. These commitments relate primarily to the continued construction of the Lancaster plant and an expansion project at the Fort Lupton compressor station in the Wattenberg system. In addition, in conjunction with the Mont Belvieu JV acquisition, the Partnership is committed to fund 25%, or approximately $21.9 million, of the total remaining estimated net project cost to complete the construction of the fractionation facilities over the next nine months (see Note 2).

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

Rent expense associated with the office, warehouse and equipment leases was $0.7 million and $1.4 million for the three and six months ended June 30, 2013, respectively, and $0.8 million and $1.5 million for the three and six months ended June 30, 2012, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion analyzes our financial condition and results of operations and should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements, which are included under Part I, Item 1 of this quarterly report, as well as our historical consolidated financial statements, and the notes thereto (which were recast to reflect the results of the acquisition of the Non-Operated Marcellus Interest in our Current Report on Form 8-K, as filed with the Securities and Exchange Commission, or “SEC,” on May 13, 2013), and other public filings and press releases by Western Gas Partners, LP. Unless the context otherwise requires, references to “we,” “us,” “our,” the “Partnership” or “Western Gas Partners” refer to Western Gas Partners, LP and its subsidiaries. Our general partner, Western Gas Holdings, LLC (the “general partner” or “GP”), is owned by Western Gas Equity Partners, LP (“WGP”), a consolidated subsidiary of Anadarko Petroleum Corporation. Western Gas Equity Holdings, LLC is WGP’s general partner and a wholly owned subsidiary of Anadarko Petroleum Corporation. “Anadarko” refers to Anadarko Petroleum Corporation and its consolidated subsidiaries, excluding the Partnership and our general partner, and “affiliates” refers to wholly owned and partially owned subsidiaries of Anadarko excluding the Partnership, and includes the interests in Fort Union Gas Gathering, LLC, (“Fort Union”), White Cliffs Pipeline, LLC (“White Cliffs”), Rendezvous Gas Services, LLC (“Rendezvous”), and a joint venture, Enterprise EF78 LLC (“Mont Belvieu JV”). “Equity investment throughput” refers to our 14.81% share of Fort Union and 22% share of Rendezvous gross volumes.

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

•

changes in regulations at the federal, state and local level or the inability to timely obtain or maintain permits that could affect our and our customers’ activities; environmental risks; regulations by the Federal Energy Regulatory Commission (“FERC”); and liability under federal and state laws and regulations;

•	legislative or regulatory changes affecting our status as a partnership for federal income tax purposes;

•	changes in the financial or operational condition of Anadarko;

•	changes in Anadarko’s capital program, strategy or desired areas of focus;

•	our commitments to capital projects;

•	ability to utilize our revolving credit facility (“RCF”);

•	creditworthiness of Anadarko or our other counterparties, including financial institutions, operating partners, and other parties;

•	our ability to repay debt;

•	our ability to mitigate commodity price risks inherent in our percent-of-proceeds and keep-whole contracts;

•	conflicts of interest between us, our general partner, WGP and its general partner, and affiliates, including Anadarko;

•	our ability to maintain and/or obtain rights to operate our assets on land owned by third parties;

•	our ability to acquire assets on acceptable terms;

•	non-payment or non-performance of Anadarko or other significant customers, including under our gathering, processing and transportation agreements and our $260.0 million note receivable from Anadarko;

•	timing, amount and terms of future issuances of equity and debt securities; and

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

EXECUTIVE SUMMARY

We are a growth-oriented Delaware master limited partnership organized by Anadarko to own, operate, acquire and develop midstream energy assets. We currently own assets located in East, West and South Texas, the Rocky Mountains (Colorado, Utah and Wyoming), north-central Pennsylvania, and the Mid-Continent (Kansas and Oklahoma) and are engaged in the business of gathering, processing, compressing, treating and transporting natural gas, condensate, NGLs and crude oil for Anadarko and its consolidated subsidiaries, as well as for third-party producers and customers. As of June 30, 2013, we owned and operated thirteen natural gas gathering systems, eight natural gas treating facilities, eight natural gas processing facilities, three NGL pipelines, one interstate natural gas pipeline and one intrastate natural gas pipeline. In addition, we had interests in five non-operated natural gas gathering systems, one operated natural gas gathering system and three operated natural gas processing facilities, with separate interests accounted for under the equity method in two natural gas gathering systems, a crude oil pipeline and two NGL fractionators currently under construction. We also had the Lancaster processing facility under construction in Northeast Colorado at the end of the second quarter of 2013.

Significant financial highlights during the first six months of 2013 included the following:

•	We completed construction and commenced start-up operations in June 2013 of the 200 MMcf/d Brasada gas processing plant in the Eagleford shale area of South Texas.

•

We announced a project to expand the processing capacity at our Lancaster plant by 300 MMcf/d with the construction of a second cryogenic processing train. Startup is anticipated in the first quarter of 2015.

•	We completed the acquisition of a 25% interest in the Mont Belvieu JV, which is constructing two NGL fractionators located in Mont Belvieu, Texas. See Acquisitions below.

•

We issued 7,015,000 common units to the public, generating net proceeds of $424.9 million, including the general partner’s proportionate capital contribution to maintain its 2.0% general partner interest. Net proceeds from this offering were used to repay a portion of the amount outstanding under our revolving credit facility, with the remaining net proceeds used for general partnership purposes, including the funding of capital expenditures.

•

We completed the acquisition of Anadarko’s 33.75% interest (non-operated) in the Liberty and Rome gas gathering systems in north-central Pennsylvania and the acquisition of a 33.75% interest (operated by Anadarko) in each of the Larry’s Creek, Seely and Warrensville gas gathering systems from a third party, also in north-central Pennsylvania. See Acquisitions below.

•

We raised our distribution to $0.56 per unit for the second quarter of 2013, representing a 4% increase over the distribution for the first quarter of 2013, a 17% increase over the distribution for the second quarter of 2012, and our seventeenth consecutive quarterly increase.

Significant operational highlights during the first six months of 2013 included the following:

•

Throughput attributable to Western Gas Partners, LP totaled 3,139 MMcf/d and 3,023 MMcf/d for the three and six months ended June 30, 2013, respectively, representing a 15% and an 11% increase, respectively, compared to the same periods in 2012.

•

Gross margin (total revenues less cost of product) attributable to Western Gas Partners, LP averaged $0.55 per Mcf for both the three and six months ended June 30, 2013, representing a 4% and 2% decrease, respectively, compared to the same periods in 2012.

ACQUISITIONS

Acquisitions. The following table presents our acquisitions during 2012 and 2013, and identifies the funding sources for such acquisitions.

thousands except unit and percent amounts	Acquisition Date	Percentage Acquired	Borrowings	Cash On Hand	Common Units Issued	GP Units Issued
MGR (1)	01/13/12	100%	$299,000	$159,587	632,783	12,914
Chipeta (2)	08/01/12	24%	—	128,250	151,235	3,086
Non-Operated Marcellus Interest (3)	03/01/13	33.75%	250,000	215,500	449,129	—
Anadarko-Operated Marcellus Interest (4)	03/08/13	33.75%	133,500	—	—	—
Mont Belvieu JV (5)	06/05/13	25%	—	78,129	—	—

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

(2)

We acquired Anadarko’s then remaining 24% membership interest in Chipeta (as described in Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q). We received distributions related to the additional interest beginning July 1, 2012. This transaction brought our total membership interest in Chipeta to 75%. The remaining 25% membership interest in Chipeta held by a third-party member is reflected as noncontrolling interests in our consolidated financial statements for all periods presented.

(3)

We acquired Anadarko’s 33.75% interest (non-operated) in the Liberty and Rome gas gathering systems, serving production from the Marcellus shale in north-central Pennsylvania. The interest acquired is referred to as the “Non-Operated Marcellus Interest” and the acquisition as the “Non-Operated Marcellus Interest acquisition.” In connection with the issuance of the common units, our general partner purchased 9,166 general partner units for consideration of $0.5 million in order to maintain its 2.0% general partner interest in us.

(4)

The interest acquired from a third party consisted of a 33.75% interest in each of the Larry’s Creek, Seely and Warrensville gas gathering systems, which are operated by Anadarko and serve production from the Marcellus shale in north-central Pennsylvania. The interest acquired is referred to as the “Anadarko-Operated Marcellus Interest” and the acquisition as the “Anadarko-Operated Marcellus Interest acquisition.” See Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

(5)

The acquisition from a third party consisted of a 25% interest in Enterprise EF78 LLC, an entity formed to design, construct, and own two fractionators located in Mont Belvieu, Texas. The interest acquired is accounted for under the equity method of accounting and is referred to as the “Mont Belvieu JV” and the acquisition as the “Mont Belvieu JV acquisition.” See Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

Presentation of Partnership assets. References to the “Partnership assets” refer collectively to the assets owned by us, as of June 30, 2013. Because Anadarko controls us through its ownership and control of WGP, which owns our general partner, each of our acquisitions of assets from Anadarko has been considered a transfer of net assets between entities under common control. As such, the Partnership assets we acquired from Anadarko were initially recorded at Anadarko’s historic carrying value, which did not correlate to the total acquisition price paid by us (see Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q). Further, after an acquisition of assets from Anadarko, we may be required to recast our financial statements to include the activities of such assets as of the date of common control.

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

EQUITY OFFERINGS

Public equity offerings. We completed the following public equity offerings during 2012 and 2013:

thousands except unit and per-unit amounts	Common Units Issued (1)	GP Units Issued (2)	Price Per Unit	Underwriting Discount and Other Offering Expenses	Net Proceeds
June 2012 equity offering	5,000,000	102,041	$43.88	$7,468	$216,409
May 2013 equity offering	7,015,000	143,163	61.18	13,059	424,878

(1)	Includes the issuance of 915,000 common units pursuant to the full exercise of the underwriters’ over-allotment option granted in connection with the May 2013 equity offering.
(2)	Represents general partner units issued to the general partner in exchange for the general partner’s proportionate capital contribution to maintain its 2.0% general partner interest.

Other equity offerings. In August 2012, we filed a registration statement with the SEC authorizing the issuance of up to $125.0 million of our common units in amounts, at prices and on terms to be determined by market conditions and other factors at the time of our offerings. As of June 30, 2013, we had not issued any common units under this registration statement.

On December 12, 2012, in connection with the closing of the WGP initial public offering (“IPO”), we sold 8,722,966 common units to WGP and 178,019 general partner units to our general partner, in each case at a price of $46.00 per unit, pursuant to a unit purchase agreement among us, our general partner and WGP. The sale of common units and general partner units resulted in aggregate proceeds to us of $409.4 million. The net proceeds from this offering were used for general partnership purposes, including the funding of capital expenditures.

RESULTS OF OPERATIONS

OPERATING RESULTS

The following tables and discussion present a summary of our results of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
thousands	2013	2012	2013	2012
Gathering, processing and transportation of natural gas and natural gas liquids	$109,800	$93,444	$212,690	$185,033
Natural gas, natural gas liquids and condensate sales	139,561	122,226	261,290	250,712
Equity income and other, net	5,765	4,640	10,893	9,241

Total revenues (1)	255,126	220,310	484,873	444,986
Total operating expenses (1)	184,999	161,030	350,710	318,485

Operating income	70,127	59,280	134,163	126,501
Interest income, net – affiliates	4,225	4,225	8,450	8,450
Interest expense	(12,654)	(9,560)	(24,465)	(19,141)
Other income (expense), net	499	(1,267)	1,173	(809)

Income before income taxes	62,197	52,678	119,321	115,001
Income tax expense	137	5,079	4,373	9,508

Net income	62,060	47,599	114,948	105,493
Net income attributable to noncontrolling interests	1,860	4,290	4,091	8,533

Net income attributable to Western Gas Partners, LP	$60,200	$43,309	$110,857	$96,960

Key performance metrics (2)
Gross margin	$161,666	$137,854	$308,330	$279,374
Adjusted EBITDA attributable to Western Gas Partners, LP	$107,646	$87,639	$203,575	$182,319
Distributable cash flow	$89,783	$72,290	$168,913	$154,651

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

For purposes of the following discussion, any increases or decreases “for the three months ended June 30, 2013” refer to the comparison of the three months ended June 30, 2013, to the three months ended June 30, 2012; any increases or decreases “for the six months ended June 30, 2013” refer to the comparison of the six months ended June 30, 2013, to the six months ended June 30, 2012; and any increases or decreases “for the three and six months ended June 30, 2013” refer to both the comparisons for the three and six months ended June 30, 2013.

Throughput

	Three Months Ended June 30,			Six Months Ended June 30,
throughput in MMcf/d	2013	2012	Δ	2013	2012	Δ
Gathering, treating and transportation (1)	1,765	1,611	10%	1,696	1,608	5%
Processing (2)	1,330	1,170	14%	1,282	1,160	11%
Equity investment (3)	211	234	(10)%	206	235	(12)%

Total throughput (4)	3,306	3,015	10%	3,184	3,003	6%
Throughput attributable to noncontrolling interests	167	290	(42)%	161	280	(43)%

Total throughput attributable to Western Gas Partners, LP	3,139	2,725	15%	3,023	2,723	11%

(1)

Excludes average NGL pipeline volumes of 19 MBbls/d and 20 MBbls/d for the three and six months ended June 30, 2013, respectively, and 26 MBbls/d for both the three and six months ended June 30, 2012. Includes 100% of Wattenberg system volumes for all periods presented and throughput beginning March 2013 attributable to the Anadarko-Operated Marcellus Interest.

(2)	Consists of 100% of Chipeta, Hilight and Platte Valley system volumes, 100% of the Granger and Red Desert complex volumes, and 50% of Newcastle volumes.
(3)

Represents our 14.81% share of Fort Union and 22% share of Rendezvous gross volumes, and excludes our 10% share of average White Cliffs pipeline volumes consisting of 7 MBbls/d for both the three and six months ended June 30, 2013 and 6 MBbls/d for both the three and six months ended June 30, 2012.

(4)	Includes affiliate, third-party and equity-investment volumes.

Gathering, treating and transportation throughput increased by 154 MMcf/d and 88 MMcf/d for the three and six months ended June 30, 2013, respectively, due to increased volumes at the Non-Operated Marcellus Interest and the additional throughput from the Anadarko-Operated Marcellus Interest beginning in March 2013. These increases were partially offset by decreases at MIGC due to the expiration of a firm transportation agreement effective September 2012 and at the Bison facility resulting from reduced drilling activity in the area.

Processing throughput increased by 160 MMcf/d and 122 MMcf/d for the three and six months ended June 30, 2013, respectively, primarily due to throughput increases at Chipeta, plus the completion of a pipeline connection that allowed additional throughput to flow into the plant, increased volumes processed at a plant included in the MGR acquisition (“the Granger straddle plant”), an increase in volumes at the Red Desert complex due to additional well connections during the period, and the start-up of the Brasada plant in June 2013. These increases were partially offset by a decrease in throughput at the Granger complex due to natural production declines in the area.

Equity investment volumes decreased by 23 MMcf/d and 29 MMcf/d for the three and six months ended June 30, 2013, respectively, primarily due to lower throughput at the Fort Union system due to production declines in the area.

Natural Gas Gathering, Processing and Transportation Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages	2013	2012	Δ	2013	2012	Δ
Gathering, processing and transportation of natural gas and natural gas liquids	$109,800	$93,444	18%	$212,690	$185,033	15%

  Gathering, processing and transportation of natural gas and natural gas liquids revenues increased by $16.4 million for the three months ended June 30, 2013, primarily due to increases of $6.8 million, $6.7 million and $1.4 million at the Non-Operated Marcellus Interest, the Wattenberg system and Chipeta, respectively, all due to higher volumes, and an increase of $2.8 million due to the addition of the Anadarko-Operated Marcellus Interest beginning in March 2013. These increases were partially offset by decreased revenue of $0.7 million at the Bison facility due to lower volumes as a result of reduced drilling activity in the area, and decreased revenue of $0.5 million at MIGC due to the expiration of a firm transportation agreement effective September 2012.

  Gathering, processing and transportation of natural gas and natural gas liquids revenues increased by $27.7 million for the six months ended June 30, 2013, primarily due to increases of $12.5 million, $10.2 million and $4.8 million at the Non-Operated Marcellus Interest, the Wattenberg system and Chipeta, respectively, all due to higher volumes, and an increase of $3.4 million due to the addition of the Anadarko-Operated Marcellus Interest beginning in March 2013. These increases were partially offset by decreased revenue of $1.3 million at the Helper system due to a downward rate revision effective April 1, 2012, decreased revenue of $1.3 million at the Bison facility due to lower volumes as a result of reduced drilling activity in the area, and decreased revenue of $1.2 million at MIGC due to the expiration of a firm transportation agreement effective September 2012.

Natural Gas, Natural Gas Liquids and Condensate Sales

thousands except percentages and per-unit amounts	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Δ	2013	2012	Δ
Natural gas sales	$29,474	$23,743	24%	$54,991	$49,301	12%
Natural gas liquids sales	102,381	92,527	11%	189,598	186,169	2%
Drip condensate sales	7,706	5,956	29%	16,701	15,242	10%

Total	$139,561	$122,226	14%	$261,290	$250,712	4%

Average price per unit:
Natural gas (per Mcf)	$4.34	$4.06	7%	$4.28	$4.18	2%
Natural gas liquids (per Bbl)	$47.73	$46.94	2%	$47.41	$47.41	—%
Drip condensate (per Bbl)	$77.71	$76.03	2%	$75.98	$76.07	—%

Including the effects of commodity price swap agreements, total natural gas, natural gas liquids and condensate sales increased by $17.3 million for the three months ended June 30, 2013, which consisted of a $5.7 million increase in natural gas sales, a $9.9 million increase in NGLs sales and a $1.8 million increase in drip condensate sales.

For the three months ended June 30, 2013, natural gas sales increased primarily due to a 7% increase in the overall natural gas sales price and higher sales volumes at the Red Desert complex and the Wattenberg system. The growth in NGLs sales for the three months ended June 30, 2013, was primarily due to increases of $11.1 million, $1.5 million and $4.6 million at the Red Desert complex, the Hilight system, and the Granger straddle plant, respectively, due to higher volumes processed and sold. These increases were partially offset by a decrease of $5.3 million at Chipeta (with corresponding decreases in cost of product as discussed below), and a decrease of $2.0 million at the Granger complex due to lower volumes sold.

The growth in drip condensate sales for the three months ended June 30, 2013, was primarily due to a $1.5 million increase at the Wattenberg system and a $0.3 million increase at the Platte Valley system, both as a result of more condensate volumes sold.

For the six months ended June 30, 2013, including the effects of commodity price swap agreements, total natural gas, natural gas liquids and condensate sales increased by $10.6 million, which consisted primarily of a $5.7 million increase in sales of natural gas, a $3.4 million increase in NGLs sales and a $1.5 million increase in drip condensate sales.

For the six months ended June 30, 2013, natural gas sales increased primarily due to a 2% increase in the overall natural gas sales price and higher sales volumes at the Red Desert complex and the Wattenberg system. Natural gas sales also increased by $2.9 million at the Platte Valley system due to an increase in average price, partially offset by a decrease in volume. These increases were partially offset by a decrease of $2.9 million at the Hilight system due to a decrease in average price, offset by an increase in volume and a decrease of $1.9 million at the Granger complex due to a decrease in volume, offset by an increase in average price.

The growth in NGLs sales for the six months ended June 30, 2012, was primarily due to increases of $13.3 million, $2.3 million and $4.5 million resulting from higher volumes processed and sold at the Red Desert complex, the Hilight system and the Granger straddle plant, respectively. These increases were partially offset by a decrease of $9.7 million at Chipeta (with corresponding decreases in cost of product as discussed below), and a decrease of $6.9 million at the Granger complex due to lower volumes sold.

The growth in drip condensate sales for the six months ended June 30, 2013, was primarily due to a $1.2 million increase at the Wattenberg system and a $0.7 million increase at the Platte Valley system, both as a result of more condensate volumes sold.

For the three and six months ended June 30, 2013 and 2012, average natural gas, NGL and drip condensate prices include the effects of commodity price swap agreements attributable to sales for the Granger, Hilight, Newcastle, Hugoton and Wattenberg systems, and the MGR assets. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

Equity Income and Other Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages	2013	2012	Δ	2013	2012	Δ
Equity income	$3,724	$3,335	12%	$7,704	$6,948	11%
Other revenues, net	2,041	1,305	56%	3,189	2,293	39%

Total	$5,765	$4,640	24%	$10,893	$9,241	18%

Equity income increased by $0.4 million and $0.8 million for the three and six months ended June 30, 2013, respectively, primarily due to an increase in income from White Cliffs of $0.4 million and $1.2 million, respectively, as a result of increased volumes. Partially offsetting the amounts for the six months ended June 30, 2013, were a $0.2 million decrease in income from Rendezvous and a $0.2 million decrease in income from Fort Union, both as a result of decreased volumes.

Other revenues, net increased by $0.7 million and $0.9 million for the three and six months ended June 30, 2013, respectively, primarily due to the collection of deficiency fees associated with volume commitments at Chipeta.

Cost of Product and Operation and Maintenance Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages	2013	2012	Δ	2013	2012	Δ
Cost of product	$93,460	$82,456	13%	$176,543	$165,612	7%
Operation and maintenance	41,669	35,690	17%	78,408	67,811	16%

Total cost of product and operation and maintenance expenses	$135,129	$118,146	14%	$254,951	$233,423	9%

Including the effects of commodity price swap agreements on purchases, cost of product expense increased by $11.0 million for the three months ended June 30, 2013, as a result of:

• a $5.2 million net increase in NGL purchases primarily due to increased purchases at the Red Desert complex and the Wattenberg system, partially offset by decreased purchases at Chipeta and the Granger complex; and

• a $5.2 million net increase in residue purchases primarily due to increased purchases at the Red Desert complex, the Wattenberg system, the Platte Valley system, and the Granger straddle plant, partially offset by decreased purchases at the Granger complex and the Hilight system.

Including the effects of commodity price swap agreements on purchases, cost of product expense increased by $10.9 million for the six months ended June 30, 2013, as a result of:

• a $5.1 million net increase in NGL purchases primarily due to increased purchases at the Red Desert complex, the Hilight system, and the Wattenberg system, partially offset by decreased purchases at Chipeta and the Granger complex; and

• a $5.7 million net increase in residue purchases primarily due to increased purchases at the Red Desert complex, the Platte Valley system, the Granger straddle plant and the Wattenberg system, partially offset by decreased purchases at the Granger complex and the Hilight system.

Cost of product expense for the three and six months ended June 30, 2013 and 2012, includes the effects of commodity price swap agreements attributable to purchases for the Granger, Hilight, Hugoton, Newcastle and Wattenberg systems, and the MGR assets. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

Operation and maintenance expense increased by $6.0 million and $10.6 million for the three and six months ended June 30, 2013, respectively, primarily due to increases in property, overhead and facility expense attributable to the Non-Operated Marcellus Interest, and increases in contract labor expense, payroll taxes, electric expense and plant repairs, primarily at Chipeta and the Wattenberg system.

General and Administrative, Depreciation and Other Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages	2013	2012	Δ	2013	2012	Δ
General and administrative	$7,288	$10,310	(29)%	$14,952	$20,584	(27)%
Property and other taxes	6,086	4,833	26%	11,871	9,670	23%
Depreciation, amortization and impairments	36,496	27,741	32%	68,936	54,808	26%

Total general and administrative, depreciation and other expenses	$49,870	$42,884	16%	$95,759	$85,062	13%

General and administrative expenses decreased by $3.0 million and $5.6 million for the three and six months ended June 30, 2013, respectively, due to a decrease of $2.2 million and $5.5 million, respectively, in non-cash compensation expenses primarily attributable to the awards outstanding under the Western Gas Holdings, LLC Equity Incentive Plan, as amended and restated (the “Incentive Plan”), which were settled in December 2012 when the Incentive Plan terminated in conjunction with WGP’s IPO, and a decrease of $0.8 million and $0.4 million in consulting and audit fees, respectively, partially offset by an increase of $0.5 million and $0.8 million, respectively, in corporate and management personnel costs for which we reimbursed Anadarko pursuant to our omnibus agreement.

Property and other taxes increased by $1.3 million and $2.2 million for the three and six months ended June 30, 2013, respectively, primarily due to ad valorem tax increases at the Platte Valley system and the completion of the Brasada plant in June 2013.

For the three months ended June 30, 2013, depreciation, amortization and impairments increased by $8.8 million primarily attributable to a $2.5 million increase in depreciation and impairment expense associated with the Non-Operated Marcellus Interest, an increase of $3.9 million in depreciation expense associated with capital projects at the Wattenberg system, Chipeta, and the Anadarko-Operated Marcellus Interest, and a $1.2 million increase in depreciation expense related to the completion of the Brasada plant in June 2013.

For the six months ended June 30, 2013, depreciation, amortization and impairments increased by $14.1 million primarily attributable to a $3.7 million increase in depreciation and impairment expense associated with the Non-Operated Marcellus Interest, an increase of $7.1 million in depreciation expense associated with capital projects at the Wattenberg system, Chipeta, and the Anadarko-Operated Marcellus Interest, and a $1.2 million increase in depreciation expense related to the completion of the Brasada plant in June 2013.

Interest Income, Net – Affiliates and Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages	2013	2012	Δ	2013	2012	Δ
Interest income on note receivable	$4,225	$4,225	—%	$8,450	$8,450	—%

Interest income, net – affiliates	$4,225	$4,225	—%	$8,450	$8,450	—%

Third parties
Interest expense on long-term debt	$(14,850)	$(8,202)	81%	$(28,789)	$(16,117)	79%
Amortization of debt issuance costs and commitment fees (2)	(1,064)	(1,016)	5%	(2,117)	(2,024)	5%
Capitalized interest	3,260	946	nm (1)	6,441	1,603	nm
Affiliates
Interest expense on note payable to Anadarko (3)	—	(1,206)	(100)%	—	(2,440)	(100)%
Interest expense, net on affiliate balances (4)	—	(82)	(100)%	—	(163)	(100)%

Interest expense	$(12,654)	$(9,560)	32%	$(24,465)	$(19,141)	28%

(1)	Percent change is not meaningful (“nm”).
(2)

For the three and six months ended June 30, 2013, includes $0.2 million and $0.5 million, respectively, of amortization of (i) the original issue discount for the June 2012 offering partially offset by the original issue premium for the October 2012 offering of the $670.0 million aggregate principal amount of 4.000% Senior Notes due 2022 (the “2022 Notes”), (ii) original issue discount for the $500.0 million aggregate principal amount of 5.375% Senior Notes due 2021 (the “2021 Notes”) and (iii) underwriters’ fees. For the three and six months ended June 30, 2012, includes $0.2 million and $0.4 million, respectively, of amortization of the original issue discount and underwriters’ fees for the 2022 Notes issued in June 2012 and the 2021 Notes.

(3)	In June 2012, the note payable to Anadarko was repaid in full. See Note 8—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.
(4)

Imputed interest expense on the reimbursement payable to Anadarko for certain expenditures incurred in 2011 related to the construction of the Brasada and Lancaster plants. In the fourth quarter of 2012, we repaid the reimbursement payable to Anadarko associated with the construction of the Brasada and Lancaster plants. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

Interest expense increased by $3.1 million and $5.3 million for the three and six months ended June 30, 2013, respectively, primarily due to interest expense incurred on the 2022 Notes of $6.5 million and $13.2 million, respectively. Partially offsetting these amounts for the three and six months ended June 30, 2013, were increases of capitalized interest of $2.3 million and $4.8 million, respectively, primarily associated with the construction of the Brasada and Lancaster plants and decreases in interest expense of $1.2 million and $2.4 million, respectively, attributable to the repayment of the note payable to Anadarko in June 2012. See Note 8—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q).

Other Income (Expense), Net

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages	2013	2012	Δ	2013	2012	Δ

Other income (expense), net	$499	$(1,267)	(139)%	$1,173	$(809)	nm

For the three and six months ended June 30, 2013 and 2012, other income (expense), net included $0.4 million and $0.8 million, respectively, of interest income related to the capital lease component of a processing agreement assumed in connection with the MGR acquisition. In addition, for the three and six months ended June 30, 2013, other income (expense), net included $0.1 million and $0.3 million, respectively, on interest earned on overnight investments. For the three and six months ended June 30, 2012, other income (expense), net included a realized loss of $1.7 million resulting from U.S. Treasury Rate lock agreements settled simultaneously with our June 2012 offering of the 2022 Notes. See Note 8—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

Income Tax Expense

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages	2013	2012	Δ	2013	2012	Δ
Income before income taxes	$62,197	$52,678	18%	$119,321	$115,001	4%
Income tax expense	137	5,079	(97)%	4,373	9,508	(54)%
Effective tax rate	—%	10%		4%	8%

We are not a taxable entity for U.S. federal income tax purposes; however, income apportionable to Texas is subject to Texas margin tax. For the periods presented, our variance from the federal statutory rate, which is zero percent as a non-taxable entity, is primarily due to federal and state taxes on pre-acquisition income attributable to Partnership assets acquired from Anadarko and our share of Texas margin tax.

Income attributable to (a) the Non-Operated Marcellus Interest prior to and including March 2013 and (b) the MGR assets prior to and including January 2012 were subject to federal and state income tax. Income earned by the Non-Operated Marcellus Interest and MGR assets for periods subsequent to March 2013 and January 2012, respectively, was only subject to Texas margin tax on income apportionable to Texas.

Noncontrolling Interests

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages	2013	2012	Δ	2013	2012	Δ
Net income attributable to noncontrolling interests	$1,860	$4,290	(57)%	$4,091	$8,533	(52)%

For the three and six months ended June 30, 2013, net income attributable to noncontrolling interests decreased by $2.4 million and $4.4 million, respectively, primarily due to our acquisition of Anadarko’s then remaining 24% membership interest in Chipeta in August 2012. See Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

KEY PERFORMANCE METRICS

thousands except percentages and gross margin per Mcf	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Δ	2013	2012	Δ
Gross margin	$161,666	$137,854	17%	$308,330	$279,374	10%
Gross margin per Mcf (1)	0.54	0.50	8%	0.54	0.51	6%
Gross margin per Mcf attributable to
Western Gas Partners, LP (1) (2)	0.55	0.53	4%	0.55	0.54	2%
Adjusted EBITDA attributable to Western Gas Partners, LP (3)	107,646	87,639	23%	203,575	182,319	12%
Distributable cash flow (3)	$89,783	$72,290	24%	$168,913	$154,651	9%

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

Gross margin and Gross margin per Mcf. Gross margin increased by $23.8 million for the three months ended June 30, 2013, primarily due to higher margins at the Wattenberg system, the Non-Operated Marcellus Interest, the Granger straddle plant, the Red Desert complex, and the Anadarko-Operated Marcellus Interest.

  Gross margin increased by $29.0 million for the six months ended June 30, 2013, primarily due to higher margins at the Non-Operated Marcellus Interest, the Wattenberg system, the Anadarko-Operated Marcellus Interest and the Granger straddle plant, partially offset by a decrease in margin at MIGC due to the expiration of a firm transportation agreement effective September 2012.

  Gross margin per Mcf increased by $0.04 and $0.03 for the three and six months ended June 30, 2013, respectively, primarily due to higher margins and increases in throughput at Chipeta and the Wattenberg and Platte Valley systems, as well as overall changes in the throughput mix of our portfolio.

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

  Adjusted EBITDA increased by $20.0 million for the three months ended June 30, 2013, primarily due to a $34.4 million increase in total revenues excluding equity income, a $2.4 million decrease in net income attributable to noncontrolling interest, a $0.9 million decrease in general and administrative expenses excluding non-cash equity-based compensation, and a $0.4 million increase in distributions from equity investees. These amounts were offset by an $11.0 million increase in cost of product, a $6.0 million increase in operation and maintenance expenses, and a $1.3 million increase in property and other tax expense.

  Adjusted EBITDA increased by $21.3 million for the six months ended June 30, 2013, primarily due to a $39.1 million increase in total revenues excluding equity income, a $4.4 million decrease in net income attributable to noncontrolling interest, a $1.0 million increase in distributions from equity investees, and a $0.3 million decrease in general and administrative expenses excluding non-cash equity-based compensation. These amounts were offset by a $10.9 million increase in cost of product, a $10.6 million increase in operation and maintenance expenses, and a $2.2 million increase in property and other tax expense.

Distributable cash flow. We define “Distributable cash flow” as Adjusted EBITDA, plus interest income, less net cash paid for interest expense (including amortization of deferred debt issuance costs originally paid in cash, offset by non-cash capitalized interest), maintenance capital expenditures, and income taxes. We compare Distributable cash flow to the cash distributions we expect to pay our unitholders. Using this measure, management can quickly compute the Coverage ratio of distributable cash flow to planned cash distributions. We believe Distributable cash flow is useful to investors because this measurement is used by many companies, analysts and others in the industry as a performance measurement tool to evaluate our operating and financial performance and compare it with the performance of other publicly traded partnerships.

While Distributable cash flow is a measure we use to assess our ability to make distributions to our unitholders, it should not be viewed as indicative of the actual amount of cash that we have available for distributions or that we plan to distribute for a given period.

Distributable cash flow increased by $17.5 million for the three months ended June 30, 2013, primarily due to a $20.0 million increase in Adjusted EBITDA, and a $3.0 million decrease in maintenance capital expenditures, offset by a $5.5 million increase in net cash paid for interest expense.

Distributable cash flow increased by $14.3 million for the six months ended June 30, 2013, primarily due to a $21.3 million increase in Adjusted EBITDA, and a $3.3 million decrease in maintenance capital expenditures, offset by a $10.3 million increase in net cash paid for interest expense.

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

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2013	2012	2013	2012
Reconciliation of Adjusted EBITDA to Net income attributable to Western Gas Partners, LP
Adjusted EBITDA attributable to Western Gas Partners, LP	$107,646	$87,639	$203,575	$182,319
Less:
Distributions from equity investees	6,026	5,578	11,032	10,019
Non-cash equity-based compensation expense	824	2,924	1,701	6,990
Interest expense	12,654	9,560	24,465	19,141
Income tax expense	137	5,079	4,373	9,508
Depreciation, amortization and impairments (1)	35,857	27,084	67,681	53,496
Other expense (1)	—	1,665	—	1,665
Add:
Equity income, net	3,724	3,335	7,704	6,948
Interest income, net – affiliates	4,225	4,225	8,450	8,450
Other income (1) (2)	103	—	380	62

Net income attributable to Western Gas Partners, LP	$60,200	$43,309	$110,857	$96,960

Reconciliation of Adjusted EBITDA to Net cash provided by operating activities
Adjusted EBITDA attributable to Western Gas Partners, LP	$107,646	$87,639	$203,575	$182,319
Adjusted EBITDA attributable to noncontrolling interests	2,499	4,945	5,345	9,843
Interest income (expense), net	(8,429)	(5,335)	(16,015)	(10,691)
Non-cash equity based compensation expense	54	(2,004)	(19)	(5,156)
Debt-related amortization and other items, net	566	519	1,126	1,030
Current income tax expense	(32)	(1,452)	(3,144)	6,331
Other income (expense), net (2)	103	(1,663)	381	(1,601)
Distributions from equity investees less than (in excess of) equity income, net	(2,302)	(2,243)	(3,328)	(3,071)
Changes in operating working capital:
Accounts receivable and natural gas imbalance receivable	(47,875)	(20,241)	(27,121)	12,586
Accounts payable, accrued liabilities and natural gas imbalance payable	(20,951)	3,717	336	(9,948)
Other	3,779	3,583	3,877	4,544

Net cash provided by operating activities	$35,058	$67,465	$165,013	$186,186

Cash flow information of Western Gas Partners, LP
Net cash provided by operating activities			$165,013	$186,186
Net cash used in investing activities			$(1,049,490)	$(658,549)
Net cash provided by financing activities			$538,676	$503,856

(1)

Includes our 51% share for the three and six months ended June 30, 2012, and our 75% share for the three and six months ended June 30, 2013, of depreciation, amortization and impairments; other expense; and other income attributable to Chipeta. See Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

(2)

Excludes income of $0.4 million and $0.8 million for each of the three and six months ended June 30, 2013 and 2012, respectively, related to a component of a gas processing agreement accounted for as a capital lease. See Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except Coverage ratio	2013		2012	2013		2012
Reconciliation of Distributable cash flow to Net income attributable to Western Gas Partners, LP and calculation of the Coverage ratio
Distributable cash flow	$89,783		$72,290	$168,913		$154,651
Less:
Distributions from equity investees	6,026		5,578	11,032		10,019
Non-cash equity-based compensation expense	824		2,924	1,701		6,990
Interest expense, net (non-cash settled)	—		82	—		163
Income tax expense	137		5,079	4,373		9,508
Depreciation, amortization and impairments (1)	35,857		27,084	67,681		53,496
Other expense (1)	—		1,665	—		1,665
Add:
Equity income, net	3,724		3,335	7,704		6,948
Cash paid for maintenance capital expenditures (1) (3)	6,174		9,150	12,206		15,465
Capitalized interest	3,260		946	6,441		1,603
Cash paid for income taxes	—		—	—		72
Other income (1) (2)	103		—	380		62

Net income attributable to Western Gas Partners, LP	$60,200		$43,309	$110,857		$96,960

Distributions declared (4)
Limited partners	$62,794			$119,553
General partner	16,521			29,905

Total	$79,315			$149,458

Coverage ratio	1.13	x		1.13	x

(1)

Includes our 51% share for the three and six months ended June 30, 2012, and our 75% share for the three and six months ended June 30, 2013, of depreciation, amortization and impairments; other expense; cash paid for maintenance capital expenditures; and other income attributable to Chipeta. See Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

(2)

Excludes income of $0.4 million and $0.8 million for each of the three and six months ended June 30, 2013 and 2012, respectively, related to a component of a gas processing agreement accounted for as a capital lease. See Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

(3)	Net of a prior period adjustment reclassifying $0.7 million from capital expenditures to operating expenses for the three and six months ended June 30, 2012.
(4)	Reflects distributions of $0.56 and $1.10 per unit declared for the three and six months ended June 30, 2013, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash requirements are for acquisitions and other capital expenditures, debt service, customary operating expenses, quarterly distributions to our limited partners and general partner, and distributions to our noncontrolling interest owner. Our sources of liquidity as of June 30, 2013, included cash and cash equivalents, cash flows generated from operations, including interest income on our $260.0 million note receivable from Anadarko, available borrowing capacity under our RCF, and issuances of additional equity or debt securities. We believe that cash flows generated from these sources will be sufficient to satisfy our short-term working capital requirements and long-term maintenance and expansion capital expenditure requirements. The amount of future distributions to unitholders will depend on our results of operations, financial condition, capital requirements and other factors, and will be determined by the board of directors of our general partner on a quarterly basis. Due to our cash distribution policy, we expect to rely on external financing sources, including equity and debt issuances, to fund expansion capital expenditures and future acquisitions. However, to limit interest expense, we may use operating cash flows to fund expansion capital expenditures or acquisitions, which could result in subsequent borrowings under our RCF to pay distributions or fund other short-term working capital requirements.

Our partnership agreement requires that we distribute all of our available cash (as defined in the partnership agreement) to unitholders of record on the applicable record date within 45 days of the end of each quarter. We have made cash distributions to our unitholders each quarter since our IPO and have increased our quarterly distribution each quarter since the second quarter of 2009. On July 17, 2013, the board of directors of our general partner declared a cash distribution to our unitholders of $0.56 per unit, which equates to $79.3 million in the aggregate including incentive distributions. The cash distribution is payable on August 12, 2013, to unitholders of record at the close of business on July 31, 2013.

Management continuously monitors our leverage position and coordinates our capital expenditure program, quarterly distributions and acquisition strategy with our expected cash flows and projected debt-repayment schedule. We will continue to evaluate funding alternatives, including additional borrowings and the issuance of debt or equity securities, to secure funds as needed or to refinance outstanding debt balances with longer-term notes. To facilitate a potential debt or equity securities issuance, we have the ability to sell securities under our shelf registration statements. Our ability to generate cash flows is subject to a number of factors, some of which are beyond our control. Please read Part II, Item 1A—Risk Factors of this Form 10-Q.

Working capital. As of June 30, 2013, we had $11.0 million of working capital, which we define as the amount by which current assets exceed current liabilities. Working capital is an indication of our liquidity and potential need for short-term funding. Our working-capital requirements are driven by changes in accounts receivable and accounts payable and factors such as credit extended to, and the timing of collections from, our customers, and the level and timing of our spending for maintenance and expansion activity. As of June 30, 2013, we had $537.2 million available for borrowing under our $800.0 million RCF.

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

Capital expenditures in the consolidated statements of cash flows reflect capital expenditures on a cash basis, when payments are made. Capital incurred is presented on an accrual basis. Capital expenditures as presented in the consolidated statements of cash flows and capital incurred were as follows:

	Six Months Ended June 30,
thousands	2013	2012
Acquisitions	$679,610	$465,507

Expansion capital expenditures	$327,550	$176,840
Maintenance capital expenditures	12,206	16,213

Total capital expenditures (1)	$339,756	$193,053

Capital incurred (2)	$301,880	$278,930

(1)

Capital expenditures for the six months ended June 30, 2013, included $6.0 million of capitalized interest. Capital expenditures included the noncontrolling interest owners’ share of Chipeta’s capital expenditures, funded by contributions from the noncontrolling interest owners for all periods presented. Capital expenditures for the six months ended June 30, 2012, included $44.6 million of pre-acquisition capital expenditures for the Non-Operated Marcellus Interest acquisition.

(2)

Capital incurred for the six months ended June 30, 2013, included $6.0 million of capitalized interest. Capital incurred for the six months ended June 30, 2013 and 2012, included $8.8 million and $76.3 million, respectively, of pre-acquisition capital incurred for the Non-Operated Marcellus Interest acquisition and included the noncontrolling interest owners’ share of Chipeta’s capital incurred, funded by contributions from the noncontrolling interest owners.

Acquisitions included the Mont Belvieu JV acquisition in the second quarter of 2013, the Anadarko-Operated Marcellus Interest acquisition and the Non-Operated Marcellus Interest acquisition in the first quarter of 2013, and the MGR acquisition in the first quarter of 2012, as discussed in Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

Capital expenditures, excluding acquisitions, increased by $146.7 million for the six months ended June 30, 2013. Expansion capital expenditures increased by $150.7 million (including a $4.4 million increase in capitalized interest), primarily due to an increase of $117.9 million related to the construction of the Brasada and Lancaster gas processing facilities and a $61.1 million increase in expenditures at the Wattenberg and Hilight systems and the Red Desert complex. These increases were partially offset by a $31.1 million decrease at Chipeta. Maintenance capital expenditures decreased by $4.0 million, primarily as a result of decreased expenditures of $4.6 million at the Wattenberg, Haley, and Platte Valley systems and the Red Desert complex, partially offset by a $1.4 million increase at the Anadarko-Operated Marcellus Interest and the Non-Operated Marcellus Interest.

Historical cash flow. The following table and discussion present a summary of our net cash flows provided by (used in) operating activities, investing activities and financing activities:

	Six Months Ended June 30,
thousands	2013	2012
Net cash provided by (used in):
Operating activities	$165,013	$186,186
Investing activities	(1,049,490)	(658,549)
Financing activities	538,676	503,856

Net increase (decrease) in cash and cash equivalents	$(345,801)	$31,493

Operating Activities. Net cash provided by operating activities during the six months ended June 30, 2013, was $165.0 million, compared to $186.2 million for the six months ended June 30, 2012. Operating cash flows for the six months ended June 30, 2013, decreased primarily due to the unfavorable impact of changes in working capital items, partially offset by higher sales volumes and higher average natural gas prices. Refer to Operating Results within Item 2 of this Form 10-Q for a discussion of our results of operations as compared to the prior period.

Investing Activities. Net cash used in investing activities for the six months ended June 30, 2013, included the following:

•	$465.5 million of cash paid for the Non-Operated Marcellus Interest acquisition;

•	$339.8 million of capital expenditures;

•	$134.5 million of cash paid for the Anadarko-Operated Marcellus Interest acquisition;

•	$78.1 million of cash paid for the Mont Belvieu JV acquisition;

•	$12.0 million of cash paid related to a White Cliffs expansion project anticipated to be completed in the first half of 2014;

•

$17.8 million of capital contributions to the Mont Belvieu JV to fund our current share of construction costs for the fractionation facilities anticipated to be completed by the first quarter of 2014; and

•	$1.4 million of cash paid for equipment purchases from Anadarko.

Net cash used in investing activities for the six months ended June 30, 2012, included the following:

•	$458.6 million of cash paid for the MGR acquisition;

•	$193.1 million of capital expenditures; and

•	$6.7 million of cash paid for equipment purchases from Anadarko.

Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2013, included the following:

•	$424.9 million of net proceeds from our May 2013 equity offering, $245.0 million of which was used to repay a portion of our outstanding borrowings under our RCF;

•	$250.0 million of borrowings to fund the Non-Operated Marcellus Interest acquisition;

•	$133.5 million of borrowings to fund the Anadarko-Operated Marcellus Interest acquisition;

•	$111.5 million of borrowings to fund capital expenditures; and

•

$0.5 million of net proceeds from the issuance of general partner units to our general partner to maintain its 2.0% general partner interest after common units were issued in conjunction with the Non-Operated Marcellus Interest acquisition.

Net contributions from Anadarko attributable to intercompany balances were $4.5 million during the six months ended June 30, 2013, representing intercompany transactions attributable to the Non-Operated Marcellus Interest acquisition.

Net cash provided by financing activities for the six months ended June 30, 2012, included the following:

•	$512.4 million of net proceeds from our 2022 Notes offering in June 2012, after underwriting and original issue discounts and offering costs;

•	$299.0 million of borrowings to fund the MGR acquisition; and

•	$216.6 million of net proceeds from our June 2012 equity offering.

Proceeds from our 2022 Notes offering were used to repay amounts outstanding under our RCF and our note payable to Anadarko. Net contributions from Anadarko attributable to intercompany balances were $29.0 million during the six months ended June 30, 2012, representing intercompany transactions attributable to the Non-Operated Marcellus Interest acquisition.

For the six months ended June 30, 2013 and 2012, we paid $135.8 million and $89.1 million, respectively, of cash distributions to our unitholders. Contributions to Chipeta from noncontrolling interest owners totaled $1.1 million and $21.3 million during the six months ended June 30, 2013 and 2012, respectively, primarily for expansion of the cryogenic units and plant construction. Distributions from Chipeta to noncontrolling interest owners totaled $4.7 million and $10.3 million for the six months ended June 30, 2013 and 2012, respectively, representing the distributions received as of June 30 of the respective year. Decreases in contributions to and distributions from Chipeta noncontrolling interest owners are also due to the August 2012 acquisition of Anadarko’s then remaining 24% membership interest in Chipeta.

Debt and credit facility. As of June 30, 2013, the carrying value of our outstanding debt consisted of $673.4 million of the 2022 Notes, $494.9 million of the 2021 Notes and $250.0 million of the RCF. See Note 8—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

Senior Notes. In June 2012, we completed the offering of $520.0 million aggregate principal amount of 4.000% Senior Notes due 2022 at a price to the public of 99.194% of the face amount. In October 2012, we issued an additional $150.0 million in aggregate principal amount of 4.000% Senior Notes due 2022 at a price to the public of 105.178% of the face amount. The October 2012 notes and the June 2012 notes were issued under the same indenture and are considered a single class of securities, collectively referred to as the “2022 Notes.”

In May 2011, we completed the offering of $500.0 million aggregate principal amount of 5.375% Senior Notes due 2021 (the “2021 Notes”) at a price to the public of 98.778% of the face amount.

At June 30, 2013, we were in compliance with all covenants under the indentures governing the 2021 Notes and the 2022 Notes.

Note payable to Anadarko. In 2008, we entered into a five-year $175.0 million term loan agreement with Anadarko. The interest rate was fixed at 2.82% prior to June 2012 when the note payable to Anadarko was repaid in full with proceeds from the June 2012 offering of the 2022 Notes.

Revolving credit facility. As of June 30, 2013, we had $250.0 million of outstanding borrowings and $12.8 million in outstanding letters of credit issued under our $800.0 million RCF. The interest rate was 1.70% and 1.71% at June 30, 2013 and December 31, 2012, respectively. We are required to pay a quarterly facility fee currently ranging from 0.20% to 0.35% of the commitment amount (whether used or unused), based upon our senior unsecured debt rating. The facility fee rate was 0.25% at June 30, 2013 and December 31, 2012. At June 30, 2013, we were in compliance with all covenants under the RCF.

The 2022 Notes, the 2021 Notes and obligations under the RCF are recourse to our general partner and as of December 31, 2012, our general partner was indemnified by a wholly owned subsidiary of Anadarko, Western Gas Resources, Inc. (“WGRI”), against any claims made against our general partner under the 2022 Notes, the 2021 Notes and/or the RCF. In connection with the acquisition of the Non-Operated Marcellus Interest in March 2013, our general partner and another wholly owned subsidiary of Anadarko entered into an indemnification agreement (the “2013 Indemnification Agreement”) whereby such subsidiary agreed to indemnify our general partner for any recourse liability it may have for RCF borrowings, or other debt financing, attributable to the acquisitions of the Non-Operated Marcellus Interest or the Anadarko-Operated Marcellus Interest. As of June 30, 2013, the 2013 Indemnification Agreement applied to such debt financings up to $250.0 million. Our general partner and WGRI also amended and restated the existing indemnity agreement between them to reduce the amount for which WGRI would indemnify our general partner by an amount equal to any amounts payable to our general partner under the 2013 Indemnification Agreement.

Registered securities. We may issue an indeterminate amount of common units and various debt securities under our effective shelf registration statements on file with the SEC.

In August 2012, we filed a registration statement with the SEC authorizing the issuance of up to $125.0 million of our common units in amounts, at prices and on terms to be determined by market conditions and other factors at the time of our offerings. As of June 30, 2013, we had not issued any common units under this registration statement.

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

CONTRACTUAL OBLIGATIONS

Our contractual obligations include, among other things, a revolving credit facility, other third-party long-term debt, capital obligations related to our expansion projects and various operating leases. Refer to Note 8—Debt and Interest Expense and Note 9—Commitments and Contingencies in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q for an update to our contractual obligations as of June 30, 2013, including, but not limited to, increases in committed capital.

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

Interest rate risk. Interest rates during the six months ended June 30, 2013 were low compared to historic rates. As of June 30, 2013, we had $250.0 million of outstanding borrowings under our RCF (which bears interest at a rate based on LIBOR). If interest rates rise, our future financing costs could increase. A 10% change in LIBOR would have resulted in a nominal change in net income and the fair value of our borrowings under the RCF.

We may incur additional variable rate debt in the future, either under our RCF or other financing sources, including commercial bank borrowings or debt issuances.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer of the Partnership’s general partner performed an evaluation of the Partnership’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC and to ensure that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Partnership’s disclosure controls and procedures are effective as of June 30, 2013.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

One of the ways we intend to grow our business is through the construction of new midstream assets. The construction of additions or modifications to our existing systems and the construction of new midstream assets involve numerous regulatory, environmental, political and legal uncertainties that are beyond our control. These uncertainties could also affect downstream assets which we do not own or control, but which are critical to certain of our growth projects. Delays in the completion of new downstream assets, or the unavailability of existing downstream assets, due to environmental, regulatory or political considerations could have an adverse impact on the completion or utilization of our growth projects. In addition, construction activities could be subject to state, county and local ordinances that restrict the time, place or manner in which those activities may be conducted. Construction projects may also require the expenditure of significant amounts of capital, and financing may not be available on economically acceptable terms or at all. If we undertake these projects, they may not be completed on schedule, at the budgeted cost, or at all. Moreover, our revenues may not increase immediately upon the expenditure of funds on a particular project. For instance, if we expand a pipeline, the construction may occur over an extended period of time, yet we will not receive any material increases in revenues until the project is completed. Moreover, we could construct facilities to capture anticipated future growth in production in a region in which such growth does not materialize. Since we are not engaged in the exploration for and development of natural gas and oil reserves, we often do not have access to estimates of potential reserves in an area prior to constructing facilities in that area. To the extent we rely on estimates of future production in our decision to construct additions to our systems, such estimates may prove to be inaccurate as a result of the numerous uncertainties inherent in estimating quantities of future production. As a result, new facilities may not be able to attract enough throughput to achieve our expected investment return, which could adversely affect our results of operations and financial condition. In addition, the construction of additions to our existing assets may require us to obtain new rights-of-way. We may be unable to obtain such rights-of-way and may, therefore, be unable to connect new natural gas volumes to our systems or capitalize on other attractive expansion opportunities. Additionally, it may become more expensive for us to obtain new rights-of-way or to renew existing rights-of-way. If the cost of renewing existing or obtaining new rights-of-way increases, our cash flows could be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with our May 2013 equity offering, our general partner purchased an additional 143,163 general partner units to maintain its 2.0% general partner interest in us for $8.8 million in cash. Proceeds from the May 2013 equity offering, including from the sale of the general partner units, were used for the repayment of a portion of the outstanding borrowings under our RCF, with the remaining proceeds used for general partnership purposes, including the funding of capital expenditures. The general partner units were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

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

4.6	Form of 4.000% Senior Notes due 2022 (incorporated by reference to Exhibit 4.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on June 28, 2012, File No. 001-34046).
10.1*	Assignment of Indemnification Agreement, dated April 1, 2013, between Anadarko USH2 LLC and Anadarko E&P Onshore LLC.
31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Pursuant to Item 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTERN GAS PARTNERS, LP

August 1, 2013

/s/ Donald R. Sinclair
Donald R. Sinclair
President and Chief Executive Officer
Western Gas Holdings, LLC
(as general partner of Western Gas Partners, LP)

August 1, 2013

/s/ Benjamin M. Fink
Benjamin M. Fink
Senior Vice President, Chief Financial Officer and Treasurer
Western Gas Holdings, LLC
(as general partner of Western Gas Partners, LP)