Form 10-Q
period 2014-06-30
Western Gas Partners LP
filed 2014-08-06
CIK 1414475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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

There were 119,070,104 common units outstanding as of August 4, 2014.

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

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
WESTERN GAS PARTNERS, LP
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
thousands except per-unit amounts	2014	2013 (1)	2014	2013 (1)
Revenues – affiliates
Gathering, processing and transportation of natural gas and natural gas liquids	$98,973	$69,175	$184,134	$135,074
Natural gas, natural gas liquids and condensate sales	156,851	129,996	277,251	241,666
Other, net	842	1,145	1,571	1,145
Total revenues – affiliates	256,666	200,316	462,956	377,885
Revenues – third parties
Gathering, processing and transportation of natural gas and natural gas liquids	62,277	40,625	118,565	77,616
Natural gas, natural gas liquids and condensate sales	9,803	9,565	25,841	19,624
Other, net	1,198	896	2,039	2,043
Total revenues – third parties	73,278	51,086	146,445	99,283
Total revenues	329,944	251,402	609,401	477,168
Equity income, net (2)	13,008	3,456	22,259	7,424
Operating expenses
Cost of product (3)	118,085	93,460	210,035	176,543
Operation and maintenance (3)	50,875	41,669	91,407	78,408
General and administrative (3)	8,000	7,288	16,415	14,952
Property and other taxes	7,113	6,086	14,154	11,871
Depreciation, amortization and impairments	43,746	36,496	84,358	68,936
Total operating expenses	227,819	184,999	416,369	350,710
Operating income	115,133	69,859	215,291	133,882
Interest income, net – affiliates	4,225	4,225	8,450	8,450
Interest expense	(20,864)	(12,654)	(34,825)	(24,465)
Other income, net	214	499	691	1,173
Income before income taxes	98,708	61,929	189,607	119,040
Income tax (benefit) expense	226	53	(2)	4,219
Net income	98,482	61,876	189,609	114,821
Net income attributable to noncontrolling interest	3,450	1,860	7,142	4,091
Net income attributable to Western Gas Partners, LP	$95,032	$60,016	$182,467	$110,730
Limited partners’ interest in net income:
Net income attributable to Western Gas Partners, LP	$95,032	$60,016	$182,467	$110,730
Pre-acquisition net (income) loss allocated to Anadarko	—	948	956	(4,510)
General partner interest in net (income) loss (4)	(28,047)	(16,154)	(52,881)	(29,040)
Limited partners’ interest in net income (4)	$66,985	$44,810	$130,542	$77,180
Net income per common unit – basic and diluted	$0.57	$0.41	$1.11	$0.72
Weighted average common units outstanding – basic and diluted	118,177	108,736	117,948	106,784

(1)	Financial information has been recast to include the financial position and results attributable to the TEFR Interests. See Note 1 and Note 2.

(2)	Income earned from equity investments is classified as affiliate. See Note 1.

(3)
Cost of product includes product purchases from Anadarko (as defined in Note 1) of $35.2 million and $51.9 million for the three and six months ended June 30, 2014, respectively, and $32.1 million and $64.0 million for the three and six months ended June 30, 2013, respectively. Operation and maintenance includes charges from Anadarko of $16.8 million and $27.9 million for the three and six months ended June 30, 2014, respectively, and $14.2 million and $27.6 million for the three and six months ended June 30, 2013, respectively. General and administrative includes charges from Anadarko of $6.5 million and $13.3 million for the three and six months ended June 30, 2014, respectively, and $5.6 million and $11.5 million for the three and six months ended June 30, 2013, respectively. See Note 5.

(4)	Represents net income earned on and subsequent to the date of acquisition of the Partnership assets (as defined in Note 1). See Note 4.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS PARTNERS, LP
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

thousands except number of units	June 30, 2014	December 31, 2013 (1)
ASSETS
Current assets
Cash and cash equivalents	$110,629	$100,728
Accounts receivable, net (2)	109,014	84,060
Other current assets (3)	4,560	10,022
Total current assets	224,203	194,810
Note receivable – Anadarko	260,000	260,000
Property, plant and equipment
Cost	4,591,935	4,239,100
Less accumulated depreciation	936,568	855,845
Net property, plant and equipment	3,655,367	3,383,255
Goodwill	105,336	105,336
Other intangible assets	52,909	53,606
Equity investments	637,478	593,400
Other assets	29,519	27,401
Total assets	$4,964,812	$4,617,808
LIABILITIES, EQUITY AND PARTNERS’ CAPITAL
Current liabilities
Accounts and natural gas imbalance payables (4)	$28,640	$39,589
Accrued ad valorem taxes	14,539	13,860
Income taxes payable	410	—
Accrued liabilities (5)	133,069	137,011
Total current liabilities	176,658	190,460
Long-term debt	2,022,876	1,418,169
Deferred income taxes	601	37,998
Asset retirement obligations and other	81,927	79,145
Total long-term liabilities	2,105,404	1,535,312
Total liabilities	2,282,062	1,725,772
Equity and partners’ capital
Common units (118,971,307 and 117,322,812 units issued and outstanding at June 30, 2014, and December 31, 2013, respectively)	2,528,069	2,431,193
General partner units (2,408,699 and 2,394,345 units issued and outstanding at June 30, 2014, and December 31, 2013, respectively)	84,894	78,157
Net investment by Anadarko	—	312,092
Total partners’ capital	2,612,963	2,821,442
Noncontrolling interest	69,787	70,594
Total equity and partners’ capital	2,682,750	2,892,036
Total liabilities, equity and partners’ capital	$4,964,812	$4,617,808

(1)	Financial information has been recast to include the financial position and results attributable to the TEFR Interests. See Note 1 and Note 2.

(2)	Accounts receivable, net includes amounts receivable from affiliates (as defined in Note 1) of $69.8 million and $47.9 million as of June 30, 2014, and December 31, 2013, respectively.

(3)	Other current assets includes natural gas imbalance receivables from affiliates of $0.2 million and $0.1 million as of June 30, 2014, and December 31, 2013, respectively.

(4)	Accounts and natural gas imbalance payables includes amounts payable to affiliates of $0.1 million and $2.3 million as of June 30, 2014, and December 31, 2013, respectively.

(5)	Accrued liabilities includes amounts payable to affiliates of zero and $0.1 million as of June 30, 2014, and December 31, 2013, respectively.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS PARTNERS, LP
CONSOLIDATED STATEMENT OF EQUITY AND PARTNERS’ CAPITAL
(UNAUDITED)

	Partners’ Capital
thousands	Net Investment by Anadarko	Common Units	General Partner Units	Noncontrolling Interest	Total
Balance at December 31, 2013 (1)	$312,092	$2,431,193	$78,157	$70,594	$2,892,036
Net income (loss)	(956)	130,542	52,881	7,142	189,609
Issuance of common and general partner units, net of offering expenses	—	91,929	898	—	92,827
Distributions to noncontrolling interest owner	—	—	—	(7,949)	(7,949)
Distributions to unitholders	—	(144,281)	(47,078)	—	(191,359)
Acquisitions from affiliates	(372,784)	16,534	—	—	(356,250)
Contributions of equity-based compensation from Anadarko	—	1,698	35	—	1,733
Net pre-acquisition contributions from Anadarko	23,788	—	—	—	23,788
Net contributions from Anadarko of other assets	—	42	1	—	43
Elimination of net deferred tax liabilities	38,160	—	—	—	38,160
Other	(300)	412	—	—	112
Balance at June 30, 2014	$—	$2,528,069	$84,894	$69,787	$2,682,750

(1)	Financial information has been recast to include the financial position and results attributable to the TEFR Interests. See Note 1 and Note 2.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS PARTNERS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
thousands	2014	2013 (1)
Cash flows from operating activities
Net income	$189,609	$114,821
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairments	84,358	68,936
Non-cash equity-based compensation expense	2,187	1,682
Deferred income taxes	463	19,355
Debt-related amortization and other items, net	1,358	1,126
Equity income, net (2)	(22,259)	(7,424)
Distributions from equity investment earnings (2)	26,793	11,032
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(23,353)	(26,807)
Increase (decrease) in accounts and natural gas imbalance payables and accrued liabilities, net	794	336
Change in other items, net	4,247	235
Net cash provided by operating activities	264,197	183,292
Cash flows from investing activities
Capital expenditures	(359,752)	(339,756)
Contributions in aid of construction costs from affiliates	182	—
Acquisitions from affiliates	(360,952)	(466,936)
Acquisitions from third parties	—	(212,674)
Investments in equity affiliates	(59,245)	(156,217)
Distributions from equity investments in excess of cumulative earnings (2)	9,848	—
Proceeds from the sale of assets to affiliates	—	82
Proceeds from the sale of assets to third parties	—	14
Capitalized interest on equity investments	(857)	(7,195)
Net cash used in investing activities	(770,776)	(1,182,682)
Cash flows from financing activities
Borrowings, net of debt issuance costs	1,076,895	494,948
Repayments of debt	(480,000)	(245,000)
Increase (decrease) in outstanding checks	2,517	(1,809)
Proceeds from the issuance of common and general partner units, net of offering expenses	92,588	425,386
Distributions to unitholders	(191,359)	(135,801)
Contributions from noncontrolling interest owner	—	1,097
Distributions to noncontrolling interest owner	(7,949)	(4,660)
Net contributions from Anadarko	23,788	119,428
Net cash provided by financing activities	516,480	653,589
Net increase (decrease) in cash and cash equivalents	9,901	(345,801)
Cash and cash equivalents at beginning of period	100,728	419,981
Cash and cash equivalents at end of period	$110,629	$74,180
Supplemental disclosures
Net distributions to (contributions from) Anadarko of other assets	$(43)	$615
Interest paid, net of capitalized interest	$26,346	$23,516
Taxes paid (reimbursements received)	$(340)	$—
Capital lease asset transfer (3)	$4,833	$—

(1)	Financial information has been recast to include the financial position and results attributable to the TEFR Interests. See Note 1 and Note 2.

(2)	Income earned on, distributions from and contributions to equity investments are classified as affiliate. See Note 1.

(3)
For the six months ended June 30, 2014, represents transfers of $0.2 million and $4.6 million from other current assets and other long-term assets, respectively, associated with the capital lease components of a processing agreement. See Note 6.

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
For purposes of these consolidated financial statements, the “Partnership” refers to Western Gas Partners, LP and its subsidiaries. The Partnership’s general partner, Western Gas Holdings, LLC (the “general partner” or “GP”), is owned by Western Gas Equity Partners, LP (“WGP”), a Delaware master limited partnership formed by Anadarko Petroleum Corporation in September 2012 to own the Partnership’s general partner, as well as a significant limited partner interest in the Partnership (see Western Gas Equity Partners, LP below). Western Gas Equity Holdings, LLC is WGP’s general partner and is a wholly owned subsidiary of Anadarko Petroleum Corporation. “Anadarko” refers to Anadarko Petroleum Corporation and its subsidiaries, excluding the Partnership and the general partner, and “affiliates” refers to subsidiaries of Anadarko, excluding the Partnership, and includes equity interests in Fort Union Gas Gathering, LLC (“Fort Union”), White Cliffs Pipeline, LLC (“White Cliffs”), Rendezvous Gas Services, LLC (“Rendezvous”), Enterprise EF78, LLC (the “Mont Belvieu JV”), Texas Express Pipeline LLC (“TEP”), Texas Express Gathering LLC (“TEG”) and Front Range Pipeline LLC (“FRP”) (see Note 2). The interests in TEP, TEG and FRP are referred to collectively as the “TEFR Interests.” All income earned on, distributions from and contributions to the Partnership’s equity investments are considered to be affiliate transactions. “Equity investment throughput” refers to the Partnership’s 14.81% share of average Fort Union throughput and 22% share of average Rendezvous throughput, but excludes throughput measured in barrels, consisting of the 10% share of average White Cliffs throughput, 25% share of average Mont Belvieu JV throughput, 20% share of average TEP and TEG throughput and 33.33% share of average FRP throughput. The “DJ Basin complex” refers to the Platte Valley system, Wattenberg system, and Lancaster plant, all of which were combined into a single complex in the first quarter of 2014.
The Partnership is engaged in the business of gathering, processing, compressing, treating and transporting natural gas, condensate, NGLs and crude oil for Anadarko, as well as for third-party producers and customers. As of June 30, 2014, the Partnership’s assets and investments accounted for under the equity method consisted of the following:

	Owned and Operated	Operated Interests	Non-Operated Interests	Equity Interests
Natural gas gathering systems	13	1	5	2
NGL gathering systems	—	—	—	2
Natural gas treating facilities	8	—	—	1
Natural gas processing facilities	9	3	—	2
NGL pipelines	3	—	—	2
Natural gas pipelines	3	—	—	—
Oil pipeline	—	—	—	1

These assets and investments are located in the Rocky Mountains (Colorado, Utah and Wyoming), the Mid-Continent (Kansas and Oklahoma), north-central Pennsylvania and Texas. The Partnership completed construction of Train I at the Lancaster processing plant (located in the DJ Basin complex) in Northeast Colorado in April 2014, and is constructing Train II at the same plant with operations expected to commence in the second quarter of 2015.

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
In preparing financial statements in accordance with GAAP, management makes informed judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses. Management evaluates its estimates and related assumptions regularly, using historical experience and other methods considered reasonable under the particular circumstances. Changes in facts and circumstances or additional information may result in revised estimates and actual results may differ from these estimates. Effects on the business, financial condition and results of operations resulting from revisions to estimates are recognized when the facts that give rise to the revisions become known. The information furnished herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated financial statements, and certain prior-period amounts have been reclassified to conform to the current-year presentation.
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

Presentation of Partnership assets. The “Partnership assets” refer collectively to the assets owned and interests accounted for under the equity method by the Partnership as of June 30, 2014. Because Anadarko controls the Partnership through its ownership and control of WGP, which owns the Partnership’s general partner, each acquisition of the Partnership assets from Anadarko has been considered a transfer of net assets between entities under common control. As such, the Partnership assets acquired from Anadarko were initially recorded at Anadarko’s historic carrying value, which did not correlate to the total acquisition price paid by the Partnership. Further, after an acquisition of Partnership assets from Anadarko, the Partnership may be required to recast its financial statements to include the activities of the Partnership assets as of the date of common control. See Note 2.
For those periods requiring recast, the consolidated financial statements for periods prior to the Partnership’s acquisition of the Partnership assets from Anadarko have been prepared from Anadarko’s historical cost-basis accounts and may not necessarily be indicative of the actual results of operations that would have occurred if the Partnership had owned the Partnership assets during the periods reported. Net income attributable to the Partnership assets acquired from Anadarko for periods prior to the Partnership’s acquisition of the Partnership assets is not allocated to the limited partners for purposes of calculating net income per common unit.

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

Equity investments. The following table presents the activity in the Partnership’s equity investments in Fort Union, White Cliffs, Rendezvous, the Mont Belvieu JV, TEG, TEP and FRP for the six months ended June 30, 2014:

	Equity Investments
thousands	Fort Union	White Cliffs	Rendezvous	Mont Belvieu JV	TEG	TEP	FRP	Total
Balance at December 31, 2013	$25,172	$35,039	$60,928	$122,480	$16,649	$197,731	$135,401	$593,400
Investment earnings (loss), net of amortization	3,199	4,906	687	14,713	317	(53)	(1,510)	22,259
Contributions	—	10,000	—	3,956	352	5,773	37,522	57,603
Capitalized interest	—	—	—	—	—	—	857	857
Distributions	(3,637)	(4,616)	(1,658)	(16,510)	(372)	—	—	(26,793)
Distributions in excess of cumulative earnings (1)	—	(885)	(1,395)	—	(338)	(3,710)	(3,520)	(9,848)
Balance at June 30, 2014	$24,734	$44,444	$58,562	$124,639	$16,608	$199,741	$168,750	$637,478

(1)	Distributions in excess of cumulative earnings, classified as investing cash flows in the consolidated statements of cash flows, is calculated on an individual investment basis.

Recently issued accounting standards. Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and industry-specific guidance in Subtopic 932-605, Extractive Activities—Oil and Gas—Revenue Recognition, and requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for annual and interim periods beginning in 2017 and is required to be adopted using one of two retrospective application methods, with no early adoption permitted. The Partnership is currently evaluating the impact of the adoption of this ASU on its consolidated financial statements.
ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, changes the criteria for reporting discontinued operations and requires additional disclosures, both for discontinued operations and for individually significant dispositions and assets classified as held for sale not qualifying as discontinued operations. This ASU is effective for annual and interim periods beginning in 2015, with early adoption permitted for disposals or for assets classified as held for sale that have not been reported in previously issued financial statements. The Partnership early adopted this ASU on a prospective basis beginning with the first quarter of 2014. The adoption did not have a material impact on the Partnership’s consolidated financial statements.
ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset, except in certain circumstances. This ASU is effective for annual and interim periods beginning in 2014. The Partnership adopted this ASU on a prospective basis beginning with the first quarter of 2014. The adoption did not have a material impact on the Partnership’s consolidated financial statements.

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.  ACQUISITIONS

The following table presents the acquisitions completed by the Partnership during 2014 and 2013, and identifies the funding sources for such acquisitions:

thousands except unit and percent amounts	Acquisition Date	Percentage Acquired	Borrowings	Cash On Hand	Common Units Issued
Non-Operated Marcellus Interest (1)	03/01/2013	33.75%	$250,000	$215,500	449,129
Anadarko-Operated Marcellus Interest (2)	03/08/2013	33.75%	133,500	—	—
Mont Belvieu JV (3)	06/05/2013	25%	—	78,129	—
OTTCO (4)	09/03/2013	100%	27,500	—	—
TEFR Interests (5)	03/03/2014	Various (5)	350,000	6,250	308,490

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

(2)
The Partnership acquired a 33.75% interest in each of the Larry’s Creek, Seely and Warrensville gas gathering systems, which are operated by Anadarko and serve production from the Marcellus shale in north-central Pennsylvania, from a third party. The interest acquired is referred to as the “Anadarko-Operated Marcellus Interest.” During the third quarter of 2013, the Partnership recorded a $1.1 million decrease in the assets acquired and liabilities assumed in the acquisition, representing the final purchase price allocation.

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

(5)
The Partnership acquired a 20% interest in each of TEG and TEP and a 33.33% interest in FRP from Anadarko. These assets gather and transport NGLs primarily from the Anadarko and Denver-Julesburg Basins. The interests in these entities are accounted for under the equity method of accounting. In connection with the issuance of the common units, the Partnership’s general partner purchased 6,296 general partner units for consideration of $0.4 million to maintain its 2.0% general partner interest in the Partnership.

TEFR Interests acquisition. Because the acquisition of the TEFR Interests was a transfer of net assets between entities under common control, the Partnership’s historical financial statements previously filed with the SEC have been recast in this Form 10-Q to include the results attributable to the TEFR Interests as if the Partnership owned the TEFR Interests for all periods presented. The consolidated financial statements for periods prior to the Partnership’s acquisition of the TEFR Interests have been prepared from Anadarko’s historical cost-basis accounts and may not necessarily be indicative of the actual results of operations that would have occurred if the Partnership had owned the TEFR Interests during the periods reported.

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.  ACQUISITIONS (CONTINUED)

The following table presents the impact of the TEFR Interests on revenue, equity income (loss), net and net income as presented in the Partnership’s historical consolidated statements of income:

	Three Months Ended June 30, 2013
thousands	Partnership Historical	TEFR Interests	Combined
Revenues	$251,402	$—	$251,402
Equity income (loss), net	3,724	(268)	3,456
Net income (loss)	$62,060	$(184)	$61,876

	Six Months Ended June 30, 2013
thousands	Partnership Historical	TEFR Interests	Combined
Revenues	$477,168	$—	$477,168
Equity income (loss), net	7,705	(281)	7,424
Net income (loss)	$114,948	$(127)	$114,821

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

thousands except per-unit amounts Quarters Ended	Total Quarterly Distribution per Unit	Total Quarterly Cash Distribution	Date of Distribution
2013
March 31, 2013	$0.540	$70,143	May 2013
June 30, 2013	$0.560	$79,315	August 2013
2014
March 31, 2014	$0.625	$98,749	May 2014
June 30, 2014 (1)	$0.650	$105,655	August 2014

(1)
On July 18, 2014, the board of directors of the Partnership’s general partner declared a cash distribution to the Partnership’s unitholders of $0.650 per unit, or $105.7 million in aggregate, including incentive distributions. The cash distribution is payable on August 13, 2014, to unitholders of record at the close of business on July 31, 2014.

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.  EQUITY AND PARTNERS’ CAPITAL

Equity offerings. The Partnership completed the following public offerings of its common units during 2014 and 2013:

thousands except unit and per-unit amounts	Common Units Issued	GP Units Issued (1)	Price Per Unit	Underwriting Discount and Other Offering Expenses	Net Proceeds
May 2013 equity offering (2)	7,015,000	143,163	$61.18	$13,203	$424,733
December 2013 equity offering (3)	4,800,000	97,959	61.51	9,447	291,827
Continuous Offering Program - 2013 (4)	685,735	13,996	60.84	965	41,603
Continuous Offering Program - 2014 (5)	1,034,587	1,824	73.24	1,565	74,343

(1)
Represents general partner units issued to the general partner in exchange for the general partner’s proportionate capital contribution to maintain its 2.0% general partner interest in the Partnership.

(2)	Includes the issuance of 915,000 common units pursuant to the full exercise of the underwriters’ over-allotment option granted in connection with the May 2013 equity offering.

(3)
Includes the issuance of 300,000 common units on January 3, 2014, pursuant to the partial exercise of the underwriters’ over-allotment option granted in connection with the December 2013 equity offering. Net proceeds from this partial exercise (including the general partner’s proportionate capital contribution) were $18.1 million.

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

(5)
Represents common and general partner units issued during the three and six months ended June 30, 2014, under the Continuous Offering Program. Gross proceeds generated (including the general partner’s proportionate capital contributions) were $75.9 million. The price per unit in the table above represents an average price for all issuances under the Continuous Offering Program during the six months ended June 30, 2014. Does not include the issuance of 98,797 common units that were sold in June 2014, but settled in July 2014, or the issuance of 21,308 general partner units to the general partner in exchange for the general partner’s proportionate capital contribution to maintain its 2.0% general partner interest in the Partnership. As of June 30, 2014, the Partnership had used substantially all the capacity to issue units under this registration statement.

Common and general partner units. The Partnership’s common units are listed on the New York Stock Exchange under the symbol “WES.”
The following table summarizes common and general partner units issued during the six months ended June 30, 2014:

	Common Units	General Partner Units	Total
Balance at December 31, 2013	117,322,812	2,394,345	119,717,157
December 2013 equity offering	300,000	6,122	306,122
Long-Term Incentive Plan awards	5,418	112	5,530
TEFR Interests acquisition	308,490	6,296	314,786
Continuous Offering Program	1,034,587	1,824	1,036,411
Balance at June 30, 2014	118,971,307	2,408,699	121,380,006

Holdings of Partnership equity. As of June 30, 2014, WGP held 49,296,205 common units, representing a 40.6% limited partner interest in the Partnership, and, through its ownership of the general partner, WGP indirectly held 2,408,699 general partner units, representing a 2.0% general partner interest in the Partnership, and 100% of the Partnership’s IDRs. As of June 30, 2014, other subsidiaries of Anadarko held 757,619 common units, representing a 0.6% limited partner interest in the Partnership. As of June 30, 2014, the public held 68,917,483 common units, representing a 56.8% limited partner interest in the Partnership.

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
Basic and diluted net income per common unit are calculated by dividing the limited partners’ interest in net income by the weighted average number of common units outstanding during the period. The common units issued in connection with acquisitions and equity offerings are included on a weighted-average basis for periods during which they were outstanding.

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

Note receivable from Anadarko. Concurrently with the closing of the Partnership’s May 2008 initial public offering, the Partnership loaned $260.0 million to Anadarko in exchange for a 30-year note bearing interest at a fixed annual rate of 6.50%, payable quarterly. The fair value of the note receivable from Anadarko was $336.9 million and $296.7 million at June 30, 2014, and December 31, 2013, respectively. The fair value of the note reflects consideration of credit risk and any premium or discount for the differential between the stated interest rate and quarter-end market interest rate, based on quoted market prices of similar debt instruments. Accordingly, the fair value of the note receivable from Anadarko is measured using Level 2 inputs.

Commodity price swap agreements. The Partnership has commodity price swap agreements with Anadarko to mitigate exposure to commodity price volatility that would otherwise be present as a result of the purchase and sale of natural gas, condensate or NGLs. Notional volumes for each of the commodity price swap agreements are not specifically defined; instead, the commodity price swap agreements apply to the actual volume of natural gas, condensate and NGLs purchased and sold at the Granger, Hilight, Hugoton, Newcastle and MGR assets, as well as the DJ Basin complex, with various expiration dates through December 2016. In December 2013, the Partnership extended the commodity price swap agreements for the Hilight and Newcastle assets through December 2014. The commodity price swap agreements do not satisfy the definition of a derivative financial instrument and, therefore, are not required to be measured at fair value.

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.  TRANSACTIONS WITH AFFILIATES (CONTINUED)

Below is a summary of the fixed price ranges on the Partnership’s outstanding commodity price swap agreements as of June 30, 2014:

per barrel except natural gas	2014			2015			2016
Ethane	$18.36	−	$30.53	$18.41	−	$23.41	$23.11
Propane	$40.38	−	$53.78	$47.08	−	$52.99	$52.90
Isobutane	$61.24	−	$75.13	$62.09	−	$74.02	$73.89
Normal butane	$53.89	−	$66.83	$54.62	−	$65.04	$64.93
Natural gasoline	$71.85	−	$90.89	$72.88	−	$81.82	$81.68
Condensate	$75.22	−	$87.30	$76.47	−	$81.82	$81.68
Natural gas (per MMBtu)	$3.45	−	$6.20	$4.66	−	$5.96	$4.87

The following table summarizes realized gains and losses on commodity price swap agreements:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2014	2013	2014	2013
Gains (losses) on commodity price swap agreements related to sales: (1)
Natural gas sales	$2,013	$2,404	$(1,654)	$7,784
Natural gas liquids sales	34,554	34,203	44,009	55,508
Total	36,567	36,607	42,355	63,292
Losses on commodity price swap agreements related to purchases (2)	(18,529)	(22,857)	(18,548)	(42,711)
Net gains (losses) on commodity price swap agreements	$18,038	$13,750	$23,807	$20,581

(1)	Reported in affiliate natural gas, natural gas liquids and condensate sales in the consolidated statements of income in the period in which the related sale is recorded.

(2)	Reported in cost of product in the consolidated statements of income in the period in which the related purchase is recorded.

Gas gathering and processing agreements. The Partnership has significant gas gathering and processing arrangements with affiliates of Anadarko on a majority of its systems. The Partnership’s gathering, transportation and treating throughput (excluding equity investment throughput and throughput measured in barrels) attributable to natural gas production owned or controlled by Anadarko was 49% and 56% for the three months ended June 30, 2014 and 2013, respectively, and 49% and 57% for the six months ended June 30, 2014 and 2013, respectively. The Partnership’s processing throughput (excluding equity investment throughput and throughput measured in barrels) attributable to natural gas production owned or controlled by Anadarko was 58% and 57% for the three months ended June 30, 2014 and 2013, respectively, and 58% for each of the six months ended June 30, 2014 and 2013.

Equipment purchases and sales. The following table summarizes the Partnership’s purchases from and sales to Anadarko of pipe and equipment:

	Six Months Ended June 30,
	2014	2013	2014	2013
thousands	Purchases		Sales
Cash consideration	$4,702	$1,436	$—	$82
Net carrying value	4,745	773	—	34
Partners’ capital adjustment	$(43)	$663	$—	$48

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.  TRANSACTIONS WITH AFFILIATES (CONTINUED)

WES LTIP. The general partner awards phantom units under the Western Gas Partners, LP 2008 Long-Term Incentive Plan (“WES LTIP”) primarily to its independent directors and its Chief Executive Officer. The phantom units awarded to the independent directors vest one year from the grant date, while all other awards are subject to graded vesting over a three-year service period. Compensation expense is recognized over the vesting period and was $0.2 million for each of the three months ended June 30, 2014 and 2013 and $0.3 million for each of the six months ended June 30, 2014 and 2013.

WGP LTIP and Anadarko Incentive Plans. The Partnership’s general and administrative expenses included $0.9 million and $1.8 million for the three and six months ended June 30, 2014, respectively, and $0.7 million and $1.4 million for the three and six months ended June 30, 2013, respectively, of equity-based compensation expense, allocated to the Partnership by Anadarko, for awards granted to the executive officers of the general partner and other employees under the Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan (“WGP LTIP”) and Anadarko Incentive Plans. Of this amount, $1.7 million is reflected as a contribution to partners’ capital in the Partnership’s consolidated statement of equity and partners’ capital for the six months ended June 30, 2014.

Summary of affiliate transactions. The following table summarizes affiliate transactions, which include revenue from affiliates, reimbursement of operating expenses and purchases of natural gas:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2014	2013	2014	2013
Revenues (1)	$256,666	$200,316	$462,956	$377,885
Equity income, net	13,008	3,456	22,259	7,424
Cost of product (1)	35,230	32,119	51,864	64,048
Operation and maintenance (2)	16,817	14,186	27,916	27,552
General and administrative (3)	6,479	5,589	13,293	11,458
Operating expenses	58,526	51,894	93,073	103,058
Interest income, net (4)	4,225	4,225	8,450	8,450
Distributions to unitholders (5)	56,325	40,247	108,207	77,115

(1)
Represents amounts earned on and subsequent to the date of acquisition of the Partnership assets, as well as amounts earned by Anadarko on a historical basis related to the Partnership assets prior to the acquisition of such assets, recognized under gathering, treating or processing agreements, and purchase and sale agreements.

(2)
Represents expenses incurred on and subsequent to the date of the acquisition of the Partnership assets, as well as expenses incurred by Anadarko on a historical basis related to the Partnership assets prior to the acquisition of the Partnership assets by the Partnership.

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

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.  PROPERTY, PLANT AND EQUIPMENT

A summary of the historical cost of the Partnership’s property, plant and equipment is as follows:

thousands	Estimated Useful Life	June 30, 2014	December 31, 2013
Land	n/a	$2,584	$2,584
Gathering systems	3 to 47 years	4,123,786	3,673,008
Pipelines and equipment	15 to 45 years	145,799	146,008
Assets under construction	n/a	304,854	405,633
Other	3 to 40 years	14,912	11,867
Total property, plant and equipment		4,591,935	4,239,100
Accumulated depreciation		936,568	855,845
Net property, plant and equipment		$3,655,367	$3,383,255

The cost of property classified as “Assets under construction” is excluded from capitalized costs being depreciated. These amounts represent property that is not yet suitable to be placed into productive service as of the respective balance sheet date.
At December 31, 2013, other long-term assets includes $4.6 million of unguaranteed residual value related to the capital lease component of a processing agreement assumed in connection with the acquisition of the Granger straddle plant as a part of the Mountain Gas Resources, LLC acquisition in January 2012. This agreement, in which the Partnership was the lessor, was replaced effective April 1, 2014, with a gas conditioning agreement that does not satisfy criteria required for lease classification. As such, during the second quarter of 2014, the Partnership reclassified the $4.6 million capital lease asset from other long-term assets to property, plant and equipment and commenced depreciation.
During the second quarter of 2014, the Partnership recognized a $0.3 million impairment primarily related to the cancellation of various capital projects by the third-party operator of the Non-Operated Marcellus Interest. During the first quarter of 2014, the Partnership recognized a $1.2 million impairment primarily related to a non-operational plant in the Powder River Basin that was impaired to its estimated fair value of $2.4 million, using Level 3 fair-value inputs.

7.  COMPONENTS OF WORKING CAPITAL

A summary of other current assets is as follows:

thousands	June 30, 2014	December 31, 2013
Natural gas liquids inventory	$2,188	$2,584
Natural gas imbalance receivables	974	3,605
Prepaid insurance	349	2,123
Other	1,049	1,710
Total other current assets	$4,560	$10,022

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.  COMPONENTS OF WORKING CAPITAL (CONTINUED)

A summary of accrued liabilities is as follows:

thousands	June 30, 2014	December 31, 2013
Accrued capital expenditures	$77,996	$94,750
Accrued plant purchases	28,333	21,396
Accrued interest expense	25,492	18,119
Short-term asset retirement obligations	605	1,966
Short-term remediation and reclamation obligations	562	562
Other	81	218
Total accrued liabilities	$133,069	$137,011

8.  DEBT AND INTEREST EXPENSE

At June 30, 2014, the Partnership’s debt consisted of 5.375% Senior Notes due 2021 (the “2021 Notes”), 4.000% Senior Notes due 2022 (the “2022 Notes”), 2.600% Senior Notes due 2018 (the “2018 Notes”), 5.450% Senior Notes due 2044 (the “2044 Notes”), and the senior unsecured revolving credit facility (“RCF”). The two tranches of the 2022 Notes, issued in June and October 2012, were issued under the same indenture and are considered a single class of securities. The two tranches of the 2018 Notes, issued in August 2013 and March 2014, were issued under the same indenture and are considered a single class of securities.
The following table presents the Partnership’s outstanding debt as of June 30, 2014, and December 31, 2013:

	June 30, 2014			December 31, 2013
thousands	Principal	Carrying Value	Fair Value (1)	Principal	Carrying Value	Fair Value (1)
5.375% Senior Notes due 2021	$500,000	$495,439	$566,283	$500,000	$495,173	$533,615
4.000% Senior Notes due 2022	670,000	673,105	697,141	670,000	673,278	641,237
Revolving credit facility	110,000	110,000	110,000	—	—	—
2.600% Senior Notes due 2018	350,000	350,537	358,515	250,000	249,718	247,988
5.450% Senior Notes due 2044	400,000	393,795	441,083	—	—	—
Total debt outstanding	$2,030,000	$2,022,876	$2,173,022	$1,420,000	$1,418,169	$1,422,840

(1)	Fair value is measured using Level 2 inputs.

Debt activity. The following table presents the debt activity of the Partnership for the six months ended June 30, 2014:

thousands	Carrying Value
Balance at December 31, 2013	$1,418,169
Revolving credit facility borrowings	590,000
Issuance of 5.450% Senior Notes due 2044	400,000
Issuance of 2.600% Senior Notes due 2018	100,000
Repayments of revolving credit facility	(480,000)
Other	(5,293)
Balance at June 30, 2014	$2,022,876

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.  DEBT AND INTEREST EXPENSE (CONTINUED)

Senior Notes. The 2044 Notes issued in March 2014 were offered at a price to the public of 98.443% of the face amount. Including the effects of the issuance and underwriting discounts, the effective interest rate of the 2044 Notes is 5.633%. Interest is paid semi-annually on April 1 and October 1 of each year. Proceeds (net of underwriting discount of $3.5 million, original issue discount and debt issuance costs) were used to repay amounts then outstanding under the Partnership’s RCF and for general partnership purposes.
The 2018 Notes issued in March 2014 were offered at a price to the public of 100.857% of the face amount. Including the effects of the issuance premium for the March 2014 offering, the issuance discount for the August 2013 offering of 2018 Notes, and underwriting discounts, the effective interest rate of the 2018 Notes is 2.743%. Interest is paid semi-annually on February 15 and August 15 of each year. Proceeds (net of underwriting discount of $0.6 million, original issue premium and debt issuance costs) were used to repay amounts then outstanding under the Partnership’s RCF and for general partnership purposes.
At June 30, 2014, the Partnership was in compliance with all covenants under the indentures governing the 2021 Notes, 2022 Notes, 2018 Notes, and 2044 Notes.

Revolving credit facility. In February 2014, the Partnership entered into an amended and restated $1.2 billion senior unsecured RCF, which is expandable to a maximum of $1.5 billion, replacing an $800.0 million credit facility, which was originally entered into in March 2011. Subsequent to February 2014, the Partnership borrowed $350.0 million under the RCF to fund the acquisition of the TEFR Interests (see Note 2). The RCF matures in February 2019 and bears interest at London Interbank Offered Rate (“LIBOR”), plus applicable margins ranging from 0.975% to 1.45%, or an alternate base rate equal to the greatest of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 0.5%, or (c) LIBOR plus 1%, in each case plus applicable margins currently ranging from zero to 0.45%, based upon the Partnership’s senior unsecured debt rating. The interest rate on the RCF was 1.46% at June 30, 2014. At December 31, 2013, the interest rate on the previous credit facility was 1.67%. The Partnership is required to pay a quarterly facility fee currently ranging from 0.15% to 0.30% of the commitment amount (whether used or unused), based upon the Partnership’s senior unsecured debt rating. The facility fee rate was 0.20% and 0.25% at June 30, 2014, and December 31, 2013, respectively.
As of June 30, 2014, the Partnership had $110.0 million of outstanding borrowings, $12.8 million in outstanding letters of credit and $1.1 billion available for borrowing under the RCF. At June 30, 2014, the Partnership was in compliance with all covenants under the RCF.
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

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.  DEBT AND INTEREST EXPENSE (CONTINUED)

Interest expense. The following table summarizes the amounts included in interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2014	2013	2014	2013
Interest expense on long-term debt	$21,445	$14,850	$37,580	$28,789
Amortization of debt issuance costs and commitment fees	1,426	1,064	2,692	2,117
Capitalized interest	(2,007)	(3,260)	(5,447)	(6,441)
Interest expense	$20,864	$12,654	$34,825	$24,465

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

Other commitments. The Partnership has short-term payment obligations, or commitments, related to its capital spending programs, as well as those of its unconsolidated affiliates. As of June 30, 2014, the Partnership had unconditional payment obligations for services to be rendered or products to be delivered in connection with its capital projects of $58.3 million, the majority of which is expected to be paid in the next twelve months. These commitments relate primarily to the continued construction of Train II at the Lancaster processing plant and compressor expansion projects at the Wattenberg system, both located in the DJ Basin complex.

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
Rent expense associated with the office, warehouse and equipment leases was $0.7 million and $1.5 million for the three and six months ended June 30, 2014, respectively, and $0.7 million and $1.4 million for the three and six months ended June 30, 2013, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this report, “we,” “us,” “our,” the “Partnership,” or “Western Gas Partners” refers to Western Gas Partners, LP and its subsidiaries. Our general partner, Western Gas Holdings, LLC (the “general partner” or “GP”), is owned by Western Gas Equity Partners, LP (“WGP”), a Delaware master limited partnership formed by Anadarko Petroleum Corporation. Western Gas Equity Holdings, LLC is WGP’s general partner and is a wholly owned subsidiary of Anadarko Petroleum Corporation. “Anadarko” refers to Anadarko Petroleum Corporation and its subsidiaries, excluding the Partnership and our general partner, and “affiliates” refers to subsidiaries of Anadarko, excluding the Partnership, and includes equity interests in Fort Union Gas Gathering, LLC (“Fort Union”), White Cliffs Pipeline, LLC (“White Cliffs”), Rendezvous Gas Services, LLC (“Rendezvous”), Enterprise EF78, LLC (the “Mont Belvieu JV”), Texas Express Pipeline LLC (“TEP”), Texas Express Gathering LLC (“TEG”) and Front Range Pipeline LLC (“FRP”). The interests in TEP, TEG and FRP are referred to collectively as the “TEFR Interests.” “Equity investment throughput” refers to our 14.81% share of average Fort Union throughput and our 22% share of average Rendezvous throughput, but excludes throughput measured in barrels consisting of our 10% share of average White Cliffs throughput, our 25% share of average Mont Belvieu JV throughput, our 20% share of average TEP and TEG throughput and our 33.33% share of average FRP throughput. The “DJ Basin complex” refers to the Platte Valley system, Wattenberg system, and Lancaster plant, all of which were combined into a single complex in the first quarter of 2014.
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

•
legislative or regulatory changes, including changes impacting Anadarko and other producers that would limit hydraulic fracturing or other oil and gas operations, and changes affecting our status as a partnership for federal income tax purposes;

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

EXECUTIVE SUMMARY

We are a growth-oriented Delaware master limited partnership formed by Anadarko to own, operate, acquire and develop midstream energy assets. We currently own or have investments in assets located in the Rocky Mountains (Colorado, Utah and Wyoming), the Mid-Continent (Kansas and Oklahoma), north-central Pennsylvania and Texas, and are engaged in the business of gathering, processing, compressing, treating and transporting natural gas, condensate, NGLs and crude oil for Anadarko, as well as for third-party producers and customers. As of June 30, 2014, our assets and investments accounted for under the equity method consisted of the following:

	Owned and Operated	Operated Interests	Non-Operated Interests	Equity Interests
Natural gas gathering systems	13	1	5	2
NGL gathering systems	—	—	—	2
Natural gas treating facilities	8	—	—	1
Natural gas processing facilities	9	3	—	2
NGL pipelines	3	—	—	2
Natural gas pipelines	3	—	—	—
Oil pipeline	—	—	—	1

Significant financial and operational highlights during the first six months of 2014 included the following:

•
We issued 1,034,587 common units to the public under our Continuous Offering Program (as defined below), generating net proceeds of $74.3 million, including the general partner’s proportionate capital contribution to maintain its 2.0% general partner interest. Net proceeds were used for general partnership purposes, including funding capital expenditures. See Equity Offerings below.

•
We completed construction and commenced operations in April 2014 of the 300 MMcf/d Train I at the Lancaster processing plant (located in the DJ Basin complex) in Northeast Colorado, and are constructing the 300 MMcf/d Train II at the same plant with operations expected to commence in the second quarter of 2015.

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

•
We raised our distribution to $0.650 per unit for the second quarter of 2014, representing a 4% increase over the distribution for the first quarter of 2014 and a 16% increase over the distribution for the second quarter of 2013.

•
Throughput attributable to Western Gas Partners, LP totaled 3,561 MMcf/d and 3,483 MMcf/d for the three and six months ended June 30, 2014, respectively, representing a 13% and 15% increase, respectively, compared to the same periods in 2013.

•
Adjusted gross margin attributable to Western Gas Partners, LP for natural gas assets (as defined under the caption Key Performance Metrics within this Item 2) averaged $0.65 per Mcf and $0.62 per Mcf for the three and six months ended June 30, 2014, respectively, representing an 18% and 15% increase, respectively, compared to the same periods in 2013.

•
Adjusted gross margin for crude/NGL assets (as defined under the caption Key Performance Metrics within this Item 2) averaged $2.06 per Bbl and $1.84 per Bbl for the three and six months ended June 30, 2014, respectively, representing increases of 44% and 27%, respectively, compared to the same periods in 2013.

ACQUISITIONS

Acquisitions. The following table presents our acquisitions during 2014 and 2013, and identifies the funding sources for such acquisitions.

thousands except unit and percent amounts	Acquisition Date	Percentage Acquired	Borrowings	Cash On Hand	Common Units Issued
Non-Operated Marcellus Interest (1)	03/01/2013	33.75%	$250,000	$215,500	449,129
Anadarko-Operated Marcellus Interest (2)	03/08/2013	33.75%	133,500	—	—
Mont Belvieu JV (3)	06/05/2013	25%	—	78,129	—
OTTCO (4)	09/03/2013	100%	27,500	—	—
TEFR Interests (5)	03/03/2014	Various (5)	350,000	6,250	308,490

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

(2)
We acquired a 33.75% interest in each of the Larry’s Creek, Seely and Warrensville gas gathering systems, which are operated by Anadarko and serve production from the Marcellus shale in north-central Pennsylvania, from a third party. The interest acquired is referred to as the “Anadarko-Operated Marcellus Interest.” During the third quarter of 2013, we recorded a $1.1 million decrease in the assets acquired and liabilities assumed in the acquisition, representing the final purchase price allocation.

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

(5)
We acquired a 20% interest in each of TEG and TEP and a 33.33% interest in FRP from Anadarko. These assets gather and transport NGLs primarily from the Anadarko and Denver-Julesburg Basins. TEG consists of two NGL gathering systems that link natural gas processing plants to TEP. TEP is an NGL pipeline that originates in Skellytown, Texas and extends approximately 580 miles to Mont Belvieu, Texas. FRP is a 435 mile NGL pipeline that extends from Weld County, Colorado to Skellytown, Texas. The interests in these entities are accounted for under the equity method of accounting. In connection with the issuance of the common units, our general partner purchased 6,296 general partner units for consideration of $0.4 million to maintain its 2.0% general partner interest in us. See Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

Presentation of Partnership assets. The “Partnership assets” refer collectively to the assets owned and interests accounted for under the equity method by us as of June 30, 2014. Because Anadarko controls us through its ownership and control of WGP, which owns our general partner, each of our acquisitions of Partnership assets from Anadarko has been considered a transfer of net assets between entities under common control. As such, the Partnership assets we acquired from Anadarko were initially recorded at Anadarko’s historic carrying value, which did not correlate to the total acquisition price paid by us (see Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q). Further, after an acquisition of the Partnership assets from Anadarko, we may be required to recast our financial statements to include the activities of the Partnership assets as of the date of common control.
The historical financial statements previously filed with the SEC have been recast in this Form 10-Q to include the results attributable to the TEFR Interests as if we owned such interests for all periods presented. The consolidated financial statements for periods prior to our acquisition of the Partnership assets from Anadarko, including the TEFR Interests, have been prepared from Anadarko’s historical cost-basis accounts and may not necessarily be indicative of the actual results of operations that would have occurred if we had owned the Partnership assets during the periods reported.

EQUITY OFFERINGS

Equity offerings. We completed the following public equity offerings during 2014 and 2013:

thousands except unit and per-unit amounts	Common Units Issued	GP Units Issued (1)	Price Per Unit	Underwriting Discount and Other Offering Expenses	Net Proceeds
May 2013 equity offering (2)	7,015,000	143,163	$61.18	$13,203	$424,733
December 2013 equity offering (3)	4,800,000	97,959	61.51	9,447	291,827
Continuous Offering Program - 2013 (4)	685,735	13,996	60.84	965	41,603
Continuous Offering Program - 2014 (5)	1,034,587	1,824	73.24	1,565	74,343

(1)	Represents general partner units issued to the general partner in exchange for the general partner’s proportionate capital contribution to maintain its 2.0% general partner interest in us.

(2)	Includes the issuance of 915,000 common units pursuant to the full exercise of the underwriters’ over-allotment option granted in connection with the May 2013 equity offering.

(3)
Includes the issuance of 300,000 common units on January 3, 2014, pursuant to the partial exercise of the underwriters’ over-allotment option granted in connection with the December 2013 equity offering. Net proceeds from this partial exercise (including the general partner’s proportionate capital contribution) were $18.1 million.

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

(5)
Represents common and general partner units issued during the three and six months ended June 30, 2014, under the Continuous Offering Program. Gross proceeds generated (including the general partner’s proportionate capital contributions) were $75.9 million. The price per unit in the table above represents an average price for all issuances under the Continuous Offering Program during the six months ended June 30, 2014. Does not include the issuance of 98,797 common units that were sold in June 2014, but settled in July 2014, or the issuance of 21,308 general partner units to the general partner in exchange for the general partner’s proportionate capital contribution to maintain its 2.0% general partner interest in us. As of June 30, 2014, we had used substantially all the capacity to issue units under this registration statement.

RESULTS OF OPERATIONS

OPERATING RESULTS

The following tables and discussion present a summary of our results of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2014	2013	2014	2013
Gathering, processing and transportation of natural gas and natural gas liquids	$161,250	$109,800	$302,699	$212,690
Natural gas, natural gas liquids and condensate sales	166,654	139,561	303,092	261,290
Other, net	2,040	2,041	3,610	3,188
Total revenues (1)	329,944	251,402	609,401	477,168
Equity income, net	13,008	3,456	22,259	7,424
Total operating expenses (1)	227,819	184,999	416,369	350,710
Operating income	115,133	69,859	215,291	133,882
Interest income, net – affiliates	4,225	4,225	8,450	8,450
Interest expense	(20,864)	(12,654)	(34,825)	(24,465)
Other income (expense), net	214	499	691	1,173
Income before income taxes	98,708	61,929	189,607	119,040
Income tax (benefit) expense	226	53	(2)	4,219
Net income	98,482	61,876	189,609	114,821
Net income attributable to noncontrolling interest	3,450	1,860	7,142	4,091
Net income attributable to Western Gas Partners, LP	$95,032	$60,016	$182,467	$110,730
Key performance metrics (2)
Adjusted gross margin attributable to Western Gas Partners, LP	$231,252	$160,458	$425,978	$304,444
Adjusted EBITDA attributable to Western Gas Partners, LP	$167,298	$107,646	$308,297	$203,574
Distributable cash flow	$136,953	$89,783	$256,274	$168,912

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

(2)
Adjusted gross margin attributable to Western Gas Partners, LP, Adjusted EBITDA attributable to Western Gas Partners, LP and Distributable cash flow are defined and reconciled to their most directly comparable financial measures calculated and presented in accordance with Generally Accepted Accounting Principles (“GAAP”) under the caption Key Performance Metrics within this Item 2.

For purposes of the following discussion, any increases or decreases “for the three months ended June 30, 2014” refer to the comparison of the three months ended June 30, 2014, to the three months ended June 30, 2013; any increases or decreases “for the six months ended June 30, 2014” refer to the comparison of the six months ended June 30, 2014, to the six months ended June 30, 2013; and any increases or decreases “for the three and six months ended June 30, 2014” refer to both the comparisons for the three and six months ended June 30, 2014.

Throughput

	Three Months Ended June 30,			Six Months Ended June 30,
MMcf/d (except throughput measured in barrels)	2014	2013	Inc/ (Dec)	2014	2013	Inc/ (Dec)
Throughput for natural gas assets
Gathering, treating and transportation (1)	1,608	1,370	17%	1,600	1,311	22%
Processing (1)	1,971	1,725	14%	1,885	1,667	13%
Equity investment (2)	153	211	(27)%	170	206	(17)%
Total throughput for natural gas assets	3,732	3,306	13%	3,655	3,184	15%
Throughput attributable to noncontrolling interest for natural gas assets	171	167	2%	172	161	7%
Total throughput attributable to Western Gas Partners, LP for natural gas assets (3)	3,561	3,139	13%	3,483	3,023	15%
Total throughput (MBbls/d) for crude/NGL assets (4)	115	26	NM	97	26	NM

NM-Not meaningful

(1)
The combination of our Wattenberg and Platte Valley systems in the first quarter of 2014 into the entity now referred to as the “DJ Basin complex” (also includes the Lancaster plant) resulted in the following: (i) the Wattenberg system volumes previously reported as “Gathering, treating and transportation” are now reported as “Processing” for all periods presented, and (ii) beginning with the first quarter of 2014, volumes both gathered and processed by the two systems are no longer separately reported.

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

Gathering, treating and transportation throughput increased by 238 MMcf/d and 289 MMcf/d for the three and six months ended June 30, 2014, respectively, due to increased throughput from the Non-Operated Marcellus Interest as a result of additional well connections and additional throughput from the Anadarko-Operated Marcellus Interest after the March 2013 acquisition. For the six months ended June 30, 2014, these increases were partially offset by throughput decreases at the Pinnacle and Dew systems resulting from natural production declines in those areas.
Processing throughput increased by 246 MMcf/d and 218 MMcf/d for the three and six months ended June 30, 2014, respectively, primarily due to the start-up of the Brasada facility in June 2013 and increased volumes processed at a plant included in the MGR acquisition (the “Granger straddle plant”). In addition, for the three months ended June 30, 2014, throughput growth at Chipeta and the start-up of the Lancaster plant in April 2014 contributed to the increase.
Equity investment throughput decreased by 58 MMcf/d and 36 MMcf/d for the three and six months ended June 30, 2014, respectively, primarily due to lower throughput at the Fort Union system due to production declines in the area and volumes being diverted to the third-party Bison pipeline.
Throughput for crude/NGL assets measured in barrels increased by 89 MBbls/d and 71 MBbls/d for the three and six months ended June 30, 2014, respectively, due to the start-up of the Mont Belvieu JV fractionation trains, TEP and TEG in fourth quarter 2013, and the start-up of FRP in March 2014.

Gathering, Processing and Transportation of Natural Gas and Natural Gas Liquids

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages	2014	2013	Inc/ (Dec)	2014	2013	Inc/ (Dec)
Gathering, processing and transportation of natural gas and natural gas liquids	$161,250	$109,800	47%	$302,699	$212,690	42%

Revenues from gathering, processing and transportation of natural gas and natural gas liquids increased by $51.5 million and $90.0 million for the three and six months ended June 30, 2014, respectively, primarily due to increases of (i) $19.9 million and $24.0 million, respectively, resulting from increased throughput at the DJ Basin complex and the start-up of the Lancaster plant in April 2014, (ii) $10.4 million and $21.7 million, respectively, due to the start-up of the Brasada facility in June 2013, (iii) $8.5 million and $19.8 million, respectively, at the Non-Operated Marcellus Interest due to higher throughput and average gathering rate, (iv) $4.8 million and $12.2 million, respectively, due to higher throughput at the Anadarko-Operated Marcellus Interest, and (v) $5.5 million and $10.0 million, respectively, due to higher throughput at Chipeta.

Natural Gas, Natural Gas Liquids and Condensate Sales

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages and per-unit amounts	2014	2013	Inc/ (Dec)	2014	2013	Inc/ (Dec)
Natural gas sales	$37,088	$29,474	26%	$67,963	$54,991	24%
Natural gas liquids sales	118,641	102,381	16%	214,454	189,598	13%
Drip condensate sales	10,925	7,706	42%	20,675	16,701	24%
Total	$166,654	$139,561	19%	$303,092	$261,290	16%
Average price per unit:
Natural gas (per Mcf)	$4.34	$4.34	—%	$4.30	$4.53	(5)%
Natural gas liquids (per Bbl)	$47.90	$47.73	—%	$46.45	$47.65	(3)%
Drip condensate (per Bbl)	$87.42	$77.71	12%	$83.42	$75.98	10%

Including the effects of commodity price swap agreements, total natural gas, natural gas liquids and condensate sales increased by $27.1 million for the three months ended June 30, 2014, consisting of $7.6 million in sales of natural gas, $16.3 million in NGLs sales and $3.2 million in drip condensate sales.
The growth in natural gas sales for the three months ended June 30, 2014, was primarily due to a $5.0 million increase at the Hilight system due to increased sales volumes, and a $1.8 million and $1.6 million increase at the Red Desert complex and the DJ Basin complex, respectively, due to an increase in average swap price.
The growth in NGLs sales for the three months ended June 30, 2014, was primarily due to higher volumes processed and sold at the DJ Basin complex, the Hilight system and Chipeta of $15.1 million, $3.1 million, and $2.6 million, respectively, partially offset by a $4.1 million decrease at the Red Desert complex due to a decrease in average swap prices.
The increase in drip condensate sales for the three months ended June 30, 2014, was primarily due to an increase of $3.6 million at the DJ Basin complex, resulting from an increase in drip condensate volumes sold and average swap price, partially offset by a decrease at Hugoton of $0.4 million due to a decrease in drip condensate volumes sold as a result of reduced throughput.

Including the effects of commodity price swap agreements, total natural gas, natural gas liquids and condensate sales increased by $41.8 million for the six months ended June 30, 2014, consisting of $13.0 million in sales of natural gas, $24.9 million in NGLs sales and $4.0 million in drip condensate sales.
The growth in natural gas sales for the six months ended June 30, 2014, was primarily due to higher sales volumes at the Hilight system for an increase of $8.5 million and due to an increase in average swap price at the Red Desert complex for an increase of $3.9 million.
The growth in NGLs sales for the six months ended June 30, 2014, was primarily due to $15.8 million, $6.4 million, and $4.7 million of increases at the DJ Basin complex, Chipeta, and the Hilight system, respectively, due to higher volumes processed and sold, partially offset by $3.5 million at the Red Desert complex due to a decrease in average swap prices.
The increase in drip condensate sales for the six months ended June 30, 2014, was primarily due to $4.9 million at the DJ Basin complex from an increase in drip condensate volumes sold and average swap price, partially offset by $1.0 million at Hugoton due to a decrease in drip condensate volumes sold as a result of decreased throughput.
For the three and six months ended June 30, 2014 and 2013, average natural gas, NGL and drip condensate prices include the effects of commodity price swap agreements attributable to sales for the DJ Basin complex, and the Granger, Hilight, Hugoton, Newcastle, and MGR assets. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

Equity Income, Net

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages	2014	2013	Inc/ (Dec)	2014	2013	Inc/ (Dec)
Equity income, net	$13,008	$3,456	NM	$22,259	$7,424	NM

For the three and six months ended June 30, 2014, equity income increased by $9.6 million and $14.8 million, respectively, primarily driven by the fourth quarter 2013 start-up of the Mont Belvieu JV fractionation trains, TEG and TEP, and the March 2014 start-up of FRP.

Cost of Product and Operation and Maintenance Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages	2014	2013	Inc/ (Dec)	2014	2013	Inc/ (Dec)
NGL purchases	$55,535	$51,600	8%	$103,416	$93,609	10%
Residue purchases	50,845	38,433	32%	87,952	75,937	16%
Other	11,705	3,427	NM	18,667	6,997	167%
Cost of product	$118,085	$93,460	26%	$210,035	$176,543	19%
Operation and maintenance	50,875	41,669	22%	91,407	78,408	17%
Total cost of product and operation and maintenance expenses	$168,960	$135,129	25%	$301,442	$254,951	18%

Including the effects of commodity price swap agreements on purchases, cost of product expense for the three months ended June 30, 2014, increased by $24.6 million primarily due to the volume fluctuations noted in Throughput and Natural Gas, Natural Gas Liquids and Condensate Sales within this Item 2, resulting in the following:

•	a $3.9 million net increase in NGL purchases primarily at the Hilight system, Chipeta and the DJ Basin complex, partially offset by decreases at the Red Desert complex;

•	a $12.4 million net increase in residue purchases, primarily at the DJ Basin complex, the Hilight system and the Granger straddle plant; and

•	an $8.3 million increase in other items, due to changes in imbalance positions primarily at the DJ Basin complex, the Hilight system and the Granger straddle plant.

Including the effects of commodity price swap agreements on purchases, cost of product expense for the six months ended June 30, 2014, increased by $33.5 million primarily due to the volume fluctuations noted in Throughput and Natural Gas, Natural Gas Liquids and Condensate Sales within this Item 2, resulting in the following:

•	a $9.8 million net increase in NGL purchases primarily at the Hilight system, Chipeta and the DJ Basin complex;

•
a $12.0 million net increase in residue purchases primarily at the Hilight system, the DJ Basin complex, the Granger straddle plant, Chipeta and the Red Desert complex, partially offset by decreases at the Granger complex; and

•	an $11.7 million increase in other, due to changes in imbalance positions primarily at the DJ Basin complex and the Granger straddle plant.

Cost of product expense for the three and six months ended June 30, 2014 and 2013, includes the effects of commodity price swap agreements attributable to purchases for the Granger, Hilight, Hugoton, Newcastle and MGR assets, as well as the DJ Basin complex. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.
Operation and maintenance expense increased by $9.2 million for the three months ended June 30, 2014, primarily due to an increase of $4.7 million for plant repairs and maintenance primarily at the DJ Basin complex, the Brasada facility and the Hilight system, an increase of $2.9 million in property, overhead and facility expense at the Non-Operated Marcellus Interest, and an increase of $1.3 million in salaries, wages, and payroll tax expense primarily at the DJ Basin complex and the Brasada facility.
Operation and maintenance expense increased by $13.0 million for the six months ended June 30, 2014, respectively, primarily due to an increase of $8.8 million for plant repairs and maintenance primarily at the DJ Basin complex, the Brasada facility, the Hilight system, Chipeta and the Non-Operated Marcellus Interest, and an increase of $3.7 million in property, overhead and facility expense at the Non-Operated Marcellus Interest.

General and Administrative, Depreciation and Other Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages	2014	2013	Inc/ (Dec)	2014	2013	Inc/ (Dec)
General and administrative	$8,000	$7,288	10%	$16,415	$14,952	10%
Property and other taxes	7,113	6,086	17%	14,154	11,871	19%
Depreciation, amortization and impairments	43,746	36,496	20%	84,358	68,936	22%
Total general and administrative, depreciation and other expenses	$58,859	$49,870	18%	$114,927	$95,759	20%

General and administrative expenses increased by $0.7 million and $1.5 million for the three and six months ended June 30, 2014, respectively, primarily due to an increase of $0.7 million and $1.3 million, respectively, in personnel costs for which we reimbursed Anadarko pursuant to our omnibus agreement, and an increase of $0.2 million and $0.5 million, respectively, in non-cash compensation expenses.
Property and other taxes increased by $1.0 million and $2.3 million for the three and six months ended June 30, 2014, respectively, primarily due to ad valorem tax increases of $0.8 million and $1.5 million, respectively, associated with the start-up of Train I at the Lancaster plant in April 2014 and compression expansion capital projects at the DJ Basin complex, and an increase of $0.3 million and $0.9 million, respectively, due to the completion of the Brasada facility in June 2013.

Depreciation, amortization and impairments increased by $7.3 million for the three months ended June 30, 2014, primarily attributable to a $4.3 million increase in depreciation expense associated with the start-up of Train I at the Lancaster plant in April 2014 and compression expansion capital projects at the DJ Basin complex, a $1.3 million increase in depreciation expense due to the completion of the Brasada facility in June 2013, a $1.1 million and $0.6 million increase in depreciation expense at the Non-Operated Marcellus Interest and the Hilight system, respectively, related to capital projects, and a $0.8 million increase in depreciation expense related to the September 2013 acquisition of OTTCO. These increases were partially offset by a $0.6 million decrease in impairment expense associated with the Non-Operated Marcellus Interest.
Depreciation, amortization and impairments increased by $15.4 million for the six months ended June 30, 2014, primarily attributable to a $5.6 million increase in depreciation expense associated with the start-up of Train I at the Lancaster plant in April 2014 and compression expansion capital projects at the DJ Basin complex, a $3.7 million increase in depreciation expense due to the completion of the Brasada facility in June 2013, a $2.7 million and $1.1 million increase in depreciation expense at the Non-Operated Marcellus Interest and the Hilight system, respectively, related to capital projects, a $1.6 million increase in depreciation expense related to the September 2013 acquisition of OTTCO, and an impairment of $1.0 million in the first quarter of 2014 related to a non-operational plant in the Powder River Basin with no comparative activity in the prior period. These increases were partially offset by a $0.6 million decrease in impairment expense associated with the Non-Operated Marcellus Interest.

Interest Income, Net – Affiliates and Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages	2014	2013	Inc/ (Dec)	2014	2013	Inc/ (Dec)
Interest income on note receivable	$4,225	$4,225	—%	$8,450	$8,450	—%
Interest income, net – affiliates	$4,225	$4,225	—%	$8,450	$8,450	—%
Interest expense on long-term debt	$(21,445)	$(14,850)	44%	$(37,580)	$(28,789)	31%
Amortization of debt issuance costs and commitment fees	(1,426)	(1,064)	34%	(2,692)	(2,117)	27%
Capitalized interest	2,007	3,260	(38)%	5,447	6,441	(15)%
Interest expense	$(20,864)	$(12,654)	65%	$(34,825)	$(24,465)	42%

Interest expense increased by $8.2 million and $10.4 million for the three and six months ended June 30, 2014, respectively, primarily due to interest expense incurred on the 5.450% Senior Notes due 2044 of $5.5 million and $6.1 million, respectively, as well as interest incurred on the 2.600% Senior Notes due 2018 of $2.3 million and $4.0 million, respectively. Amortization of debt issuance costs and commitment fees increased by $0.4 million and $0.6 million for the three and six months ended June 30, 2014, respectively, primarily due to the RCF and issuance of the 2.600% Senior Notes due 2018. These increases were partially offset by a decrease in interest expense on the RCF of $1.1 million and $1.3 million for the three and six months ended June 30, 2014, respectively, due to lower average outstanding borrowings in the current period. Capitalized interest decreased by $1.3 million and $1.0 million for the three and six months ended June 30, 2014, respectively, primarily due to the completion of the Brasada facility during 2013, partially offset by an increase in capitalized interest for the construction of Train II at the Lancaster processing plant. See Note 8—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

Income Tax Expense

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages	2014	2013	Inc/ (Dec)	2014	2013	Inc/ (Dec)
Income before income taxes	$98,708	$61,929	59%	$189,607	$119,040	59%
Income tax (benefit) expense	226	53	NM	(2)	4,219	(100)%
Effective tax rate	—%	—%		—%	4%

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

Noncontrolling Interest

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages	2014	2013	Inc/ (Dec)	2014	2013	Inc/ (Dec)
Net income attributable to noncontrolling interest	$3,450	$1,860	85%	$7,142	$4,091	75%

For the three and six months ended June 30, 2014, net income attributable to noncontrolling interest increased by $1.6 million and $3.1 million, respectively, primarily due to increased revenues at Chipeta driven by increased drilling activities in the Uintah Basin.

KEY PERFORMANCE METRICS

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages and per-unit amounts	2014	2013	Inc/ (Dec)	2014	2013	Inc/ (Dec)
Adjusted gross margin attributable to Western Gas Partners, LP for natural gas assets (1)	$209,745	$157,084	34%	$393,682	$297,479	32%
Adjusted gross margin for crude/NGL assets (2)	21,507	3,374	NM	32,296	6,965	NM
Adjusted gross margin attributable to Western Gas Partners, LP	$231,252	$160,458	44%	$425,978	$304,444	40%
Adjusted gross margin per Mcf attributable to Western Gas Partners, LP for natural gas assets (3)	0.65	0.55	18%	0.62	0.54	15%
Adjusted gross margin per Bbl for crude/NGL assets (4)	2.06	1.43	44%	1.84	1.45	27%
Adjusted EBITDA attributable to Western Gas Partners, LP (5)	167,298	107,646	55%	308,297	203,574	51%
Distributable cash flow (5)	$136,953	$89,783	53%	$256,274	$168,912	52%

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

(3)
Average for period. Calculated as Adjusted gross margin attributable to Western Gas Partners, LP for natural gas assets, divided by total throughput (MMcf/d) attributable to Western Gas Partners, LP for natural gas assets.

(4)	Average for period. Calculated as Adjusted gross margin for crude/NGL assets, divided by total throughput (MBbls/d) for crude/NGL assets.

(5)
For reconciliations of Adjusted EBITDA attributable to Western Gas Partners, LP and Distributable cash flow to their most directly comparable financial measures calculated and presented in accordance with GAAP, see the descriptions below.

Adjusted gross margin attributable to Western Gas Partners, LP . We define Adjusted gross margin attributable to Western Gas Partners, LP (“Adjusted gross margin”) as total revenues less cost of product, plus distributions from equity investees and excluding the noncontrolling interest owner’s proportionate share of revenue and cost of product. We believe Adjusted gross margin is an important performance measure of the core profitability of our operations, as well as our operating performance as compared to that of other companies in our industry.
Adjusted gross margin increased by $70.8 million and $121.5 million for the three and six months ended June 30, 2014, respectively, primarily due to higher margins at the DJ Basin complex (including the start-up of the Lancaster plant in April 2014), the start-up of the Brasada facility in June 2013, higher margins on the Non-Operated Marcellus Interest, the start-up of the Mont Belvieu JV in the fourth quarter of 2013 and higher margins on the Anadarko-Operated Marcellus Interest.
To facilitate investor and industry analyst comparisons between us and our peers, we also disclose Adjusted gross margin per Mcf attributable to Western Gas Partners, LP for natural gas assets and Adjusted gross margin per Bbl for crude/NGL assets. Adjusted gross margin per Mcf attributable to Western Gas Partners, LP for natural gas assets increased by $0.10 and $0.08 for the three and six months ended June 30, 2014, respectively, primarily due to higher margins and increases in throughput at Chipeta and the Non-Operated Marcellus Interest, as well as changes in the throughput mix at the DJ Basin complex (including the start-up of the Lancaster plant in April 2014). Adjusted gross margin per Bbl for crude/NGL assets increased by $0.63 and $0.39 for the three and six months ended June 30, 2014, respectively, due to distributions received from the Mont Belvieu JV during the six months ended June 30, 2014, and distributions received from FRP and TEP during the three months ended June 30, 2014.

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

Adjusted EBITDA increased by $59.7 million for the three months ended June 30, 2014, primarily due to a $78.5 million increase in total revenues and an $18.3 million increase in distributions from equity investees. These amounts were offset by a $24.6 million increase in cost of product, a $9.2 million increase in operation and maintenance expenses, a $1.6 million increase in net income attributable to noncontrolling interest, and a $1.0 million increase in property and other tax expense.
Adjusted EBITDA increased by $104.7 million for the six months ended June 30, 2014, primarily due to a $132.2 million increase in total revenues and a $25.6 million increase in distributions from equity investees. These amounts were offset by a $33.5 million increase in cost of product, a $13.0 million increase in operation and maintenance expenses, a $3.1 million increase in net income attributable to noncontrolling interest, and a $2.3 million increase in property and other tax expense.

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
Distributable cash flow increased by $47.2 million for the three months ended June 30, 2014, primarily due to a $59.7 million increase in Adjusted EBITDA, offset by a $7.0 million increase in net cash paid for interest expense and a $5.5 million increase in cash paid for maintenance capital expenditures.
Distributable cash flow increased by $87.4 million for the six months ended June 30, 2014, primarily due to a $104.7 million increase in Adjusted EBITDA, offset by a $9.4 million increase in net cash paid for interest expense and an $8.3 million increase in cash paid for maintenance capital expenditures.

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

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2014	2013	2014	2013
Reconciliation of Adjusted gross margin attributable to Western Gas Partners, LP to Operating income
Adjusted gross margin attributable to Western Gas Partners, LP for natural gas assets	$209,745	$157,084	$393,682	$297,479
Adjusted gross margin for crude/NGL assets	21,507	3,374	32,296	6,965
Adjusted gross margin attributable to Western Gas Partners, LP	$231,252	$160,458	$425,978	$304,444
Adjusted gross margin attributable to noncontrolling interest	4,935	3,510	10,029	7,213
Equity income, net	13,008	3,456	22,259	7,424
Less:
Distributions from equity investees	24,328	6,026	36,641	11,032
Operation and maintenance	50,875	41,669	91,407	78,408
General and administrative	8,000	7,288	16,415	14,952
Property and other taxes	7,113	6,086	14,154	11,871
Depreciation, amortization and impairments	43,746	36,496	84,358	68,936
Operating income	$115,133	$69,859	$215,291	$133,882

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2014	2013	2014	2013
Reconciliation of Adjusted EBITDA attributable to Western Gas Partners, LP to Net income attributable to Western Gas Partners, LP
Adjusted EBITDA attributable to Western Gas Partners, LP	$167,298	$107,646	$308,297	$203,574
Less:
Distributions from equity investees	24,328	6,026	36,641	11,032
Non-cash equity-based compensation expense	1,057	824	2,154	1,701
Interest expense	20,864	12,654	34,825	24,465
Income tax expense	226	53	226	4,219
Depreciation, amortization and impairments (1)	43,103	35,857	83,078	67,681
Add:
Equity income, net	13,008	3,456	22,259	7,424
Interest income, net – affiliates	4,225	4,225	8,450	8,450
Other income (1) (2)	79	103	157	380
Income tax benefit	—	—	228	—
Net income attributable to Western Gas Partners, LP	$95,032	$60,016	$182,467	$110,730
Reconciliation of Adjusted EBITDA attributable to Western Gas Partners, LP to Net cash provided by operating activities
Adjusted EBITDA attributable to Western Gas Partners, LP	$167,298	$107,646	$308,297	$203,574
Adjusted EBITDA attributable to noncontrolling interest	4,090	2,499	8,416	5,345
Interest income (expense), net	(16,639)	(8,429)	(26,375)	(16,015)
Non-cash equity-based compensation expense	(20)	54	33	(19)
Debt-related amortization and other items, net	678	566	1,358	1,126
Current income tax (expense) benefit	(53)	10,032	465	15,136
Other income (expense), net (2)	82	103	163	381
Distributions from equity investments in excess of cumulative earnings	(7,804)	—	(9,848)	—
Changes in operating working capital:
Accounts receivable, net	(12,371)	(48,468)	(23,353)	(26,807)
Accounts and natural gas imbalance payables and accrued liabilities, net	2,521	(20,951)	794	336
Other	2,369	2,070	4,247	235
Net cash provided by operating activities	$140,151	$45,122	$264,197	$183,292
Cash flow information of Western Gas Partners, LP
Net cash provided by operating activities			$264,197	$183,292
Net cash used in investing activities			$(770,776)	$(1,182,682)
Net cash provided by financing activities			$516,480	$653,589

(1)	Includes our 75% share of depreciation, amortization and impairments and other income attributable to Chipeta.

(2)
Excludes income of $0.1 million and $0.4 million for the three months ended June 30, 2014 and 2013, respectively, and $0.5 million and $0.8 million for the six months ended June 30, 2014 and 2013, respectively, related to a component of a gas processing agreement accounted for as a capital lease.

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except Coverage ratio	2014		2013	2014		2013
Reconciliation of Distributable cash flow to Net income attributable to Western Gas Partners, LP and calculation of the Coverage ratio
Distributable cash flow	$136,953		$89,783	$256,274		$168,912
Less:
Distributions from equity investees	24,328		6,026	36,641		11,032
Non-cash equity-based compensation expense	1,056		824	2,153		1,701
Income tax (benefit) expense	226		53	(2)		4,219
Depreciation, amortization and impairments (1)	43,103		35,857	83,078		67,681
Add:
Equity income, net	13,008		3,456	22,259		7,424
Cash paid for maintenance capital expenditures (1)	11,698		6,174	20,540		12,206
Capitalized interest	2,007		3,260	5,447		6,441
Cash paid for (reimbursement of) income taxes	—		—	(340)		—
Other income (1) (2)	79		103	157		380
Net income attributable to Western Gas Partners, LP	$95,032		$60,016	$182,467		$110,730
Distributions declared (3)
Limited partners	$77,396			$151,103
General partner	28,259			53,301
Total	$105,655			$204,404
Coverage ratio	1.30	x		1.25	x

(1)	Includes our 75% share of depreciation, amortization and impairments; cash paid for maintenance capital expenditures; and other income attributable to Chipeta.

(2)
Excludes income of $0.1 million and $0.4 million for the three months ended June 30, 2014 and 2013, respectively, and $0.5 million and $0.8 million for the six months ended June 30, 2014 and 2013, respectively, related to a component of a gas processing agreement accounted for as a capital lease.

(3)	Reflects distributions of $0.650 and $1.275 per unit declared for the three and six months ended June 30, 2014, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash requirements are for acquisitions and capital expenditures, debt service, customary operating expenses, quarterly distributions to our limited partners and general partner, and distributions to our noncontrolling interest owner. Our sources of liquidity as of June 30, 2014, included cash and cash equivalents, cash flows generated from operations, interest income on our $260.0 million note receivable from Anadarko, available borrowing capacity under our RCF, and issuances of additional equity or debt securities. We believe that cash flows generated from these sources will be sufficient to satisfy our short-term working capital requirements and long-term maintenance and expansion capital expenditure requirements. The amount of future distributions to unitholders will depend on our results of operations, financial condition, capital requirements and other factors, and will be determined by the board of directors of our general partner on a quarterly basis. Due to our cash distribution policy, we expect to rely on external financing sources, including equity and debt issuances, to fund expansion capital expenditures and future acquisitions. However, to limit interest expense, we may use operating cash flows to fund expansion capital expenditures or acquisitions, which could result in subsequent borrowings under our RCF to pay distributions or fund other short-term working capital requirements.

Our partnership agreement requires that we distribute all of our available cash (as defined in the partnership agreement) to unitholders of record on the applicable record date within 45 days of the end of each quarter. We have made cash distributions to our unitholders each quarter since our initial public offering and have increased our quarterly distribution each quarter since the second quarter of 2009. On July 18, 2014, the board of directors of our general partner declared a cash distribution to our unitholders of $0.650 per unit, or $105.7 million in aggregate, including incentive distributions. The cash distribution is payable on August 13, 2014, to unitholders of record at the close of business on July 31, 2014.
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

Working capital. As of June 30, 2014, we had $47.5 million of working capital, which we define as the amount by which current assets exceed current liabilities. Working capital is an indication of our liquidity and potential need for short-term funding. Our working capital requirements are driven by changes in accounts receivable and accounts payable and factors such as credit extended to, and the timing of collections from, our customers, and the level and timing of our spending for maintenance and expansion activity. As of June 30, 2014, we had $1.1 billion available for borrowing under our RCF.

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

Capital expenditures in the consolidated statements of cash flows reflect capital expenditures on a cash basis, when payments are made. Capital incurred is presented on an accrual basis. Capital expenditures as presented in the consolidated statements of cash flows and capital incurred were as follows:

	Six Months Ended June 30,
thousands	2014	2013
Acquisitions	$360,952	$679,610

Expansion capital expenditures	$338,836	$327,550
Maintenance capital expenditures (1)	20,734	12,206
Total capital expenditures (1) (2)	$359,570	$339,756

Capital incurred (3)	$342,817	$301,880

(1)
Maintenance capital expenditures for the six months ended June 30, 2014 and 2013, are presented net of $0.2 million and zero, respectively, of contributions in aid of construction costs from affiliates.

(2)
Capital expenditures for the six months ended June 30, 2014 and 2013, included $5.4 million and $6.0 million, respectively, of capitalized interest. Capital expenditures included the noncontrolling interest owner’s share of Chipeta’s capital expenditures, funded by contributions from the noncontrolling interest owner for all periods presented.

(3)
Includes the noncontrolling interest owner’s share of Chipeta’s capital incurred, funded by contributions from the noncontrolling interest owner for all periods presented. Capital incurred for the six months ended June 30, 2014 and 2013, included $5.4 million and $6.0 million, respectively, of capitalized interest. Capital incurred for the six months ended June 30, 2013, included $8.8 million of pre-acquisition capital incurred for the Non-Operated Marcellus Interest.

Acquisitions included the TEFR Interests in the first quarter of 2014 and the Anadarko-Operated Marcellus Interest and the Non-Operated Marcellus Interest in the first quarter of 2013, and the Mont Belvieu JV in the second quarter of 2013. See Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

Capital expenditures, excluding acquisitions, increased by $19.8 million for the six months ended June 30, 2014. Expansion capital expenditures increased by $11.3 million (including a $0.6 million decrease in capitalized interest) for the six months ended June 30, 2014, primarily due to increased activity at the DJ Basin complex, which consisted of $36.8 million related to the construction of the Lancaster plant and $64.4 million at the Wattenberg system related to compression projects and well connects. In addition, there was an increase of $11.2 million at the Hilight system, $9.8 million at the Haley gathering system and $4.7 million at the Anadarko-Operated Marcellus Interest. These increases were partially offset by a $76.8 million decrease at the Brasada facility since construction completion in June 2013, a $29.5 million decrease at the Non-Operated Marcellus Interest and an $8.9 million decrease at Chipeta. Maintenance capital expenditures increased by $8.5 million, primarily as a result of increased expenditures of $4.0 million at the Wattenberg system (located in the DJ Basin complex), $3.6 million at the Non-Operated Marcellus Interest and $0.8 million at Chipeta.

We have updated our estimated total capital expenditures for the year ending December 31, 2014, including our 75% share of Chipeta’s capital expenditures and excluding acquisitions and equity investments, from an originally reported range of $614 million to $664 million, to a current range of $668 million to $718 million, to include the additional expansion capital needed primarily at the DJ Basin complex and the Hilight and Haley systems. Total capital expenditures including equity investments, but excluding acquisitions, are expected to be between $720 million and $770 million.

Historical cash flow. The following table and discussion present a summary of our net cash flows provided by (used in) operating activities, investing activities and financing activities:

	Six Months Ended June 30,
thousands	2014	2013
Net cash provided by (used in):
Operating activities	$264,197	$183,292
Investing activities	(770,776)	(1,182,682)
Financing activities	516,480	653,589
Net increase (decrease) in cash and cash equivalents	$9,901	$(345,801)

Operating Activities. Net cash provided by operating activities during the six months ended June 30, 2014, increased primarily due to the impact of changes in working capital items.
Refer to Operating Results within this Item 2 for a discussion of our results of operations as compared to the prior periods.

Investing Activities. Net cash used in investing activities for the six months ended June 30, 2014, included the following:

•
$359.6 million of capital expenditures, net of $0.2 million of contributions in aid of construction costs from affiliate, primarily related to the construction of the Lancaster plant and compression expansion projects at the Wattenberg system (both located in the DJ Basin complex);

•	$356.3 million of cash paid for the acquisition of the TEFR Interests;

•	$37.5 million of cash paid related to FRP construction, which was completed in March 2014;

•	$10.0 million of cash paid for a White Cliffs expansion project;

•	$9.8 million of distributions from equity investments in excess of cumulative earnings; and

•	$4.7 million of cash paid for equipment purchases from Anadarko.

Net cash used in investing activities for the six months ended June 30, 2013, included the following:

•	$465.5 million of cash paid for the Non-Operated Marcellus Interest acquisition;

•	$339.8 million of capital expenditures;

•	$134.5 million of cash paid for the Anadarko-Operated Marcellus Interest acquisition;

•	$126.4 million of capital contributions to TEG, TEP and FRP for construction costs;

•	$78.1 million of cash paid for the Mont Belvieu JV acquisition;

•	$17.8 million of capital contributions to the Mont Belvieu JV to fund our share of construction costs for the fractionation facilities;

•	$12.0 million of cash paid for a White Cliffs expansion project; and

•	$1.4 million of cash paid for equipment purchases from Anadarko.

Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2014, included the following:

•	$350.0 million of borrowings to fund the acquisition of the TEFR Interests;

•
$389.5 million of net proceeds from the 2044 Notes offering in March 2014, after underwriting and original issue discounts and offering costs, all of which was used to repay a portion of our outstanding borrowings under our RCF, including $350.0 million of borrowings to fund the acquisition of the TEFR Interests;

•
$100.0 million of net proceeds from the additional 2018 Notes offering in March 2014, after underwriting discounts, original issue premium and offering costs, part of which was used to repay a portion of our outstanding borrowings under our RCF;

•
$74.3 million of net proceeds from activity under the Continuous Offering Program (as defined and discussed in Registered Securities within this Item 2), including net proceeds from the issuance of general partner units to our general partner to maintain its 2.0% general partner interest;

•	$18.1 million of net proceeds related to the partial exercise of the underwriters’ over-allotment option granted in connection with our December 2013 equity offering;

•	$240.0 million of borrowings to fund capital expenditures and for general partnership purposes; and

•
$0.4 million of net proceeds from the issuance of general partner units to our general partner to maintain its 2.0% general partner interest after common units were issued in conjunction with the acquisition of the TEFR Interests.

Net contributions from Anadarko attributable to intercompany balances were $23.8 million during the six months ended June 30, 2014, representing intercompany transactions attributable to the TEFR Interests.

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

Net contributions from Anadarko attributable to intercompany balances were $119.4 million during the six months ended June 30, 2013, representing intercompany transactions attributable to the acquisitions of the TEFR Interests and the Non-Operated Marcellus Interest.

For the six months ended June 30, 2014 and 2013, we paid $191.4 million and $135.8 million, respectively, of cash distributions to our unitholders. Contributions from the noncontrolling interest owner of Chipeta totaled zero and $1.1 million during the six months ended June 30, 2014 and 2013, respectively, primarily for expansion of the cryogenic units and plant construction. Distributions to the noncontrolling interest owner of Chipeta totaled $7.9 million and $4.7 million for the six months ended June 30, 2014 and 2013, respectively, representing the distributions paid as of June 30 of the respective year.

Debt and credit facility. At June 30, 2014, our debt outstanding consisted of $500.0 million aggregate principal amount of 5.375% Senior Notes due 2021 (the “2021 Notes”), $670.0 million aggregate principal amount of 4.000% Senior Notes due 2022 (the “2022 Notes”), $350.0 million aggregate principal amount of 2.600% Senior Notes due 2018 (the “2018 Notes”), and $400.0 million aggregate principal amount of 5.450% Senior Notes due 2044 (the “2044 Notes”), and the RCF. The two tranches of the 2022 Notes, issued in June and October 2012, were issued under the same indenture and are considered a single class of securities. The two tranches of the 2018 Notes, issued in August 2013 and March 2014, were issued under the same indenture and are considered a single class of securities. As of June 30, 2014, the carrying value of our outstanding debt consisted of $495.4 million of 2021 Notes, $673.1 million of 2022 Notes, $350.5 million of 2018 Notes, $393.8 million of 2044 Notes and $110.0 million of borrowings under the RCF. See Note 8—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

Senior Notes. The 2044 Notes issued in March 2014 were offered at a price to the public of 98.443% of the face amount. Including the effects of the issuance and underwriting discounts, the effective interest rate of the 2044 Notes is 5.633%. Interest is paid semi-annually on April 1 and October 1 of each year. Proceeds (net of underwriting discount of $3.5 million, original issue discount and debt issuance costs) were used to repay amounts then outstanding under our RCF and for general partnership purposes.
The 2018 Notes issued in March 2014 were offered at a price to the public of 100.857% of the face amount. Including the effects of the issuance premium for the March 2014 offering, the issuance discount for the August 2013 offering of 2018 Notes, and underwriting discounts, the effective interest rate of the 2018 Notes is 2.743%. Interest is paid semi-annually on February 15 and August 15 of each year. Proceeds (net of underwriting discount of $0.6 million, original issue premium and debt issuance costs) were used to repay amounts then outstanding under our RCF and for general partnership purposes.
At June 30, 2014, we were in compliance with all covenants under the indentures governing the 2021 Notes, 2022 Notes, 2018 Notes, and 2044 Notes.

Revolving credit facility. In February 2014, we entered into an amended and restated $1.2 billion senior unsecured RCF, which is expandable to a maximum of $1.5 billion, replacing an $800.0 million credit facility, which was originally entered into in March 2011. Subsequent to February 2014, we borrowed $350.0 million under the RCF to fund the acquisition of the TEFR Interests (see Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q). The RCF matures in February 2019 and bears interest at London Interbank Offered Rate (“LIBOR”), plus applicable margins ranging from 0.975% to 1.45%, or an alternate base rate equal to the greatest of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 0.5%, or (c) LIBOR plus 1%, in each case plus applicable margins currently ranging from zero to 0.45%, based upon our senior unsecured debt rating. As of June 30, 2014, we had $110.0 million of outstanding borrowings, $12.8 million in outstanding letters of credit and $1.1 billion available for borrowing under the RCF. The interest rate on the RCF was 1.46% at June 30, 2014. At December 31, 2013, the interest rate on the previous credit facility was 1.67%. We are required to pay a quarterly facility fee currently ranging from 0.15% to 0.30% of the commitment amount (whether used or unused), based upon our senior unsecured debt rating. The facility fee rate was 0.20% and 0.25% at June 30, 2014, and December 31, 2013, respectively. At June 30, 2014, we were in compliance with all covenants under the RCF.
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
In August 2012, we filed a registration statement with the SEC authorizing the issuance of up to an aggregate of $125.0 million of common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of our offerings (the “Continuous Offering Program”). See Note 4—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q for a discussion of trades completed under the Continuous Offering Program. As of June 30, 2014, we had used substantially all the capacity to issue units under this registration statement.

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

CONTRACTUAL OBLIGATIONS

Our contractual obligations include, among other things, a revolving credit facility, other third-party long-term debt, capital obligations related to our expansion projects and various operating leases. Refer to Note 8—Debt and Interest Expense and Note 9—Commitments and Contingencies in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q for an update to our contractual obligations as of June 30, 2014, including, but not limited to, increases in committed capital.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements other than operating leases. The information pertaining to operating leases required for this item is provided under Note 9—Commitments and Contingencies included in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

RECENT ACCOUNTING DEVELOPMENTS

Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and industry-specific guidance in Subtopic 932-605, Extractive Activities—Oil and Gas—Revenue Recognition, and requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for annual and interim periods beginning in 2017 and is required to be adopted using one of two retrospective application methods, with no early adoption permitted. The Partnership is currently evaluating the impact of the adoption of this ASU on its consolidated financial statements.
ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, changes the criteria for reporting discontinued operations and requires additional disclosures, both for discontinued operations and for individually significant dispositions and assets classified as held for sale not qualifying as discontinued operations. This ASU is effective for annual and interim periods beginning in 2015, with early adoption permitted for disposals or for assets classified as held for sale that have not been reported in previously issued financial statements. The Partnership early adopted this ASU on a prospective basis beginning with the first quarter of 2014. The adoption did not have a material impact on the Partnership’s consolidated financial statements.
ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset, except in certain circumstances. This ASU is effective for annual and interim periods beginning in 2014. The Partnership adopted this ASU on a prospective basis beginning with the first quarter of 2014. The adoption did not have a material impact on the Partnership’s consolidated financial statements.

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

Interest rate risk. Interest rates during the six months ended June 30, 2014, were low compared to historic rates. As of June 30, 2014, we had $110.0 million of outstanding borrowings under our RCF (which bears interest at a rate based on LIBOR or, at our option, an alternative base rate). If interest rates rise, our future financing costs could increase. A 10% change in LIBOR would have resulted in a nominal change in net income and the fair value of the borrowings under the RCF at June 30, 2014.
We may incur additional variable-rate debt in the future, either under our RCF or other financing sources, including commercial bank borrowings or debt issuances.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer of the Partnership’s general partner performed an evaluation of the Partnership’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Partnership’s disclosure controls and procedures are effective as of June 30, 2014.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

WGR Operating, LP, a subsidiary of the Partnership, is currently in negotiations with the United States Environmental Protection Agency with respect to alleged non-compliance with the leak detection and repair requirements of the federal Clean Air Act at its Granger, Wyoming facility. Although management cannot predict the outcome of settlement discussions, management believes that it is reasonably likely a resolution of this matter will result in a fine or penalty in excess of $100,000.
Except as discussed above, we are not a party to any legal, regulatory or administrative proceedings other than proceedings arising in the ordinary course of our business. Management believes that there are no such proceedings for which a final disposition could have a material adverse effect on our results of operations, cash flows or financial condition.

Item 1A.  Risk Factors

Security holders and potential investors in our securities should carefully consider the risk factors included below, as well as those set forth under Part I, Item 1A in our Form 10-K for the year ended December 31, 2013, together with all of the other information included in this document, and in our other public filings, press releases, and public discussions with management of the Partnership. Additionally, for a full discussion of the risks associated with Anadarko’s business, see Item 1A under Part I in Anadarko’s Form 10-K for the year ended December 31, 2013, Anadarko’s quarterly reports on Form 10-Q and Anadarko’s other public filings, press releases, and public discussions with Anadarko management. We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.

Colorado state and local ballot, legislative or regulatory initiatives relating to oil and gas operations could adversely affect Anadarko’s and our third-party customers’ production and, therefore, adversely impact our midstream operations in Colorado.

Certain states in which we operate have adopted, and other states are considering adopting, measures which could impose new or more stringent requirements on oil and gas exploration and production activities. For example, in Colorado, several initiatives were submitted for inclusion on the Colorado state ballot in November 2014 which, if approved, would have imposed new restrictions on oil and gas operations. These ballot initiatives have been withdrawn, but the Governor of Colorado has agreed to form a commission to make recommendations to the state legislature on how to address the issues raised by oil and gas operations in the state. In the event state or local restrictions or prohibitions are adopted in our areas of operation, such as in the Wattenberg field, our customers, including Anadarko, may incur significant compliance costs, may experience delays or limitations in their exploration, development, or production activities, and may be precluded from drilling certain wells altogether. Any adverse impact on our customers’ activities would have a corresponding negative impact on our throughput volumes. Accordingly, restrictions or prohibitions like those recently proposed in Colorado could have a material adverse effect on our business, prospects, results of operations, financial condition, cash flows and ability to make distributions to our unitholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with common units issued through the Continuous Offering Program, our general partner purchased 1,824 general partner units for $130,094 in cash during the three months ended June 30, 2014, to maintain its 2.0% general partner interest in us. Proceeds from the Continuous Offering Program, including from the sale of the general partner units, were used for general partnership purposes, including the funding of capital expenditures. The general partner units were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

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

August 6, 2014

/s/ Donald R. Sinclair
Donald R. Sinclair President and Chief Executive Officer Western Gas Holdings, LLC (as general partner of Western Gas Partners, LP)

August 6, 2014

/s/ Benjamin M. Fink
Benjamin M. Fink Senior Vice President, Chief Financial Officer and Treasurer Western Gas Holdings, LLC (as general partner of Western Gas Partners, LP)