Form 10-Q
period 2015-03-31
Western Gas Partners LP
filed 2015-05-06
CIK 1414475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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

There were 128,466,997 common units outstanding as of May 4, 2015.

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

PART I. FINANCIAL INFORMATION (UNAUDITED)
Item 1.  Financial Statements
WESTERN GAS PARTNERS, LP
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended March 31,
thousands except per-unit amounts	2015	2014 (1)
Revenues – affiliates
Gathering, processing and transportation of natural gas and natural gas liquids	$128,309	$92,683
Natural gas, natural gas liquids and drip condensate sales	117,236	121,585
Other	170	728
Total revenues – affiliates	245,715	214,996
Revenues – third parties
Gathering, processing and transportation of natural gas and natural gas liquids	81,535	61,814
Natural gas, natural gas liquids and drip condensate sales	46,932	16,064
Other	912	843
Total revenues – third parties	129,379	78,721
Total revenues	375,094	293,717
Equity income, net (2)	18,220	9,251
Operating expenses
Cost of product (3)	137,920	94,376
Operation and maintenance (3)	56,149	44,577
General and administrative (3)	10,512	8,904
Property and other taxes	8,523	7,234
Depreciation, amortization and impairments	70,292	42,085
Total operating expenses	283,396	197,176
Operating income	109,918	105,792
Interest income – affiliates	4,225	4,225
Interest expense (4)	(22,960)	(13,961)
Other income (expense), net	71	477
Income before income taxes	91,254	96,533
Income tax (benefit) expense	4,460	1,785
Net income	86,794	94,748
Net income attributable to noncontrolling interest	3,226	3,692
Net income attributable to Western Gas Partners, LP	$83,568	$91,056
Limited partners’ interest in net income:
Net income attributable to Western Gas Partners, LP	$83,568	$91,056
Pre-acquisition net (income) loss allocated to Anadarko	(1,742)	(2,665)
General partner interest in net (income) loss (5)	(41,993)	(24,834)
Limited partners’ interest in net income (5)	39,833	63,557
Net income per common unit – basic (6)	$0.26	$0.54
Net income per common unit – diluted (6)	0.26	0.54

(1)	Financial information has been recast to include the financial position and results attributable to the DBJV system. See Note 1 and Note 2.

(2)	Income earned from equity investments is classified as affiliate. See Note 1.

(3)
Cost of product includes product purchases from Anadarko (as defined in Note 1) of $42.4 million and $18.4 million for the three months ended March 31, 2015 and 2014, respectively. Operation and maintenance includes charges from Anadarko of $15.4 million and $12.6 million for the three months ended March 31, 2015 and 2014, respectively. General and administrative includes charges from Anadarko of $7.6 million and $7.3 million for the three months ended March 31, 2015 and 2014, respectively. See Note 5.

(4)	Includes affiliate (as defined in Note 1) interest expense of $1.4 million and zero for the three months ended March 31, 2015 and 2014, respectively. See Note 2 and Note 9.

(5)	Represents net income earned on and subsequent to the date of acquisition of the Partnership assets (as defined in Note 1). See Note 4.

(6)	See Note 4 for the calculation of net income per unit.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS PARTNERS, LP
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

thousands except number of units	March 31, 2015	December 31, 2014 (1)
ASSETS
Current assets
Cash and cash equivalents	$58,639	$67,054
Accounts receivable, net (2)	144,218	109,243
Other current assets (3)	10,480	10,067
Total current assets	213,337	186,364
Note receivable – Anadarko	260,000	260,000
Property, plant and equipment
Cost	5,814,914	5,626,650
Less accumulated depreciation	1,103,643	1,055,207
Net property, plant and equipment	4,711,271	4,571,443
Goodwill	393,035	389,087
Other intangible assets	853,449	884,857
Equity investments	635,920	634,492
Other assets	27,616	28,289
Total assets	$7,094,628	$6,954,532
LIABILITIES, EQUITY AND PARTNERS’ CAPITAL
Current liabilities
Accounts and natural gas imbalance payables (4)	$51,015	$54,232
Accrued ad valorem taxes	19,725	14,812
Accrued liabilities	171,609	170,789
Total current liabilities	242,349	239,833
Long-term debt	2,532,995	2,422,954
Deferred income taxes	7,802	45,656
Asset retirement obligations and other	114,766	111,714
Deferred purchase price obligation – Anadarko (5)	175,696	—
Total long-term liabilities	2,831,259	2,580,324
Total liabilities	3,073,608	2,820,157
Equity and partners’ capital
Common units (128,177,253 and 127,695,130 units issued and outstanding at March 31, 2015, and December 31, 2014, respectively)	3,116,504	3,119,714
Class C units (10,959,564 and 10,913,853 units issued and outstanding at March 31, 2015, and December 31, 2014, respectively)	723,899	716,957
General partner units (2,583,068 units issued and outstanding at March 31, 2015, and December 31, 2014)	111,071	105,725
Net investment by Anadarko	—	122,509
Total partners’ capital	3,951,474	4,064,905
Noncontrolling interest	69,546	69,470
Total equity and partners’ capital	4,021,020	4,134,375
Total liabilities, equity and partners’ capital	$7,094,628	$6,954,532

(1)	Financial information has been recast to include the financial position and results attributable to the DBJV system. See Note 1 and Note 2.

(2)	Accounts receivable, net includes amounts receivable from affiliates (as defined in Note 1) of $38.9 million and $64.7 million as of March 31, 2015, and December 31, 2014, respectively.

(3)	Other current assets includes natural gas imbalance receivables from affiliates of zero and $0.2 million as of March 31, 2015, and December 31, 2014, respectively.

(4)	Accounts and natural gas imbalance payables includes amounts payable to affiliates of zero and $0.1 million as of March 31, 2015, and December 31, 2014, respectively.

(5)	See Note 2.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS PARTNERS, LP
CONSOLIDATED STATEMENT OF EQUITY AND PARTNERS’ CAPITAL
(UNAUDITED)

	Partners’ Capital
thousands	Net Investment by Anadarko	Common Units	Class C Units	General Partner Units	Noncontrolling Interest	Total
Balance at December 31, 2014 (1)	$122,509	$3,119,714	$716,957	$105,725	$69,470	$4,134,375
Net income (loss)	1,742	36,576	3,257	41,993	3,226	86,794
Issuance of common units, net of offering expenses	—	31,044	—	—	—	31,044
Amortization of beneficial conversion feature of Class C units	—	(3,685)	3,685	—	—	—
Distributions to noncontrolling interest owner	—	—	—	—	(3,150)	(3,150)
Distributions to unitholders	—	(89,387)	—	(36,657)	—	(126,044)
Acquisitions from affiliates	(196,191)	21,915	—	—	—	(174,276)
Contributions of equity-based compensation from Anadarko	—	828	—	17	—	845
Net pre-acquisition contributions from (distributions to) Anadarko	30,096	—	—	—	—	30,096
Net distributions to Anadarko of other assets	—	(341)	—	(7)	—	(348)
Elimination of net deferred tax liabilities	41,844	—	—	—	—	41,844
Other	—	(160)	—	—	—	(160)
Balance at March 31, 2015	$—	$3,116,504	$723,899	$111,071	$69,546	$4,021,020

(1)	Financial information has been recast to include the financial position and results attributable to the DBJV system. See Note 1 and Note 2.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS PARTNERS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
thousands	2015	2014 (1)
Cash flows from operating activities
Net income	$86,794	$94,748
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairments	70,292	42,085
Non-cash equity-based compensation expense	1,035	1,150
Deferred income taxes	3,758	993
Accretion and amortization of long-term obligations, net	2,112	680
Equity income, net (2)	(18,220)	(9,251)
Distributions from equity investment earnings (2)	18,706	10,269
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(17,672)	(15,439)
Increase (decrease) in accounts and natural gas imbalance payables and accrued liabilities, net	10,451	6,706
Change in other items, net	(1,220)	1,878
Net cash provided by operating activities	156,036	133,819
Cash flows from investing activities
Capital expenditures	(200,940)	(199,150)
Acquisitions from affiliates	(1,128)	(360,952)
Investments in equity affiliates	(4,878)	(28,462)
Distributions from equity investments in excess of cumulative earnings (2)	2,964	2,044
Proceeds from the sale of assets to third parties	22	—
Net cash used in investing activities	(203,960)	(586,520)
Cash flows from financing activities
Borrowings, net of debt issuance costs	140,000	917,742
Repayments of debt	(30,000)	(430,000)
Increase (decrease) in outstanding checks	(2,468)	1,928
Proceeds from the issuance of common and general partner units, net of offering expenses	31,075	18,289
Distributions to unitholders	(126,044)	(92,609)
Distributions to noncontrolling interest owner	(3,150)	(4,124)
Net contributions from Anadarko	30,096	23,838
Net cash provided by financing activities	39,509	435,064
Net increase (decrease) in cash and cash equivalents	(8,415)	(17,637)
Cash and cash equivalents at beginning of period	67,054	100,728
Cash and cash equivalents at end of period	$58,639	$83,091
Supplemental disclosures
Acquisition of DBJV from Anadarko (3)	$174,276	$—
Net distributions to (contributions from) Anadarko of other assets	348	(43)
Interest paid, net of capitalized interest	17,594	14,106
Taxes paid (reimbursements received)	(138)	(340)

(1)	Financial information has been recast to include the financial position and results attributable to the DBJV system. See Note 1 and Note 2.

(2)	Income earned on, distributions from and contributions to equity investments are classified as affiliate. See Note 1.

(3)	See Note 2.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

General. Western Gas Partners, LP is a growth-oriented Delaware master limited partnership formed by Anadarko Petroleum Corporation in 2007 to acquire, own, develop and operate midstream energy assets.
For purposes of these consolidated financial statements, the “Partnership” refers to Western Gas Partners, LP and its subsidiaries. The Partnership’s general partner, Western Gas Holdings, LLC (the “general partner” or “GP”), is owned by Western Gas Equity Partners, LP (“WGP”), a Delaware master limited partnership formed by Anadarko Petroleum Corporation in September 2012 to own the Partnership’s general partner, as well as a significant limited partner interest in the Partnership (see Western Gas Equity Partners, LP below). Western Gas Equity Holdings, LLC is WGP’s general partner and is a wholly owned subsidiary of Anadarko Petroleum Corporation. “Anadarko” refers to Anadarko Petroleum Corporation and its subsidiaries, excluding the Partnership and the general partner, and “affiliates” refers to subsidiaries of Anadarko, excluding the Partnership, and includes equity interests in Fort Union Gas Gathering, LLC (“Fort Union”), White Cliffs Pipeline, LLC (“White Cliffs”), Rendezvous Gas Services, LLC (“Rendezvous”), Enterprise EF78 LLC (the “Mont Belvieu JV”), Texas Express Pipeline LLC (“TEP”), Texas Express Gathering LLC (“TEG”) and Front Range Pipeline LLC (“FRP”). The interests in TEP, TEG and FRP are referred to collectively as the “TEFR Interests.” “Equity investment throughput” refers to the Partnership’s 14.81% share of average Fort Union throughput and 22% share of average Rendezvous throughput, but excludes throughput measured in barrels, consisting of the Partnership’s 10% share of average White Cliffs throughput, 25% share of average Mont Belvieu JV throughput, 20% share of average TEP and TEG throughput and 33.33% share of average FRP throughput. The “DJ Basin complex” refers to the Platte Valley system, Wattenberg system and Lancaster plant, all of which were combined into a single complex in the first quarter of 2014. The “MGR assets” include the Red Desert complex, the Granger straddle plant and the 22% interest in Rendezvous.
The Partnership is engaged in the business of gathering, processing, compressing, treating and transporting natural gas, condensate, NGLs and crude oil for Anadarko, as well as for third-party producers and customers. As of March 31, 2015, the Partnership’s assets and investments accounted for under the equity method consisted of the following:

	Owned and Operated	Operated Interests	Non-Operated Interests	Equity Interests
Natural gas gathering systems	14	2	5	2
Natural gas treating facilities	8	5	—	1
Natural gas processing facilities	13	3	—	2
NGL pipelines	3	—	—	3
Natural gas pipelines	4	—	—	—
Oil pipelines	1	—	—	1

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

Basis of presentation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The consolidated financial statements include the accounts of the Partnership and entities in which it holds a controlling financial interest. All significant intercompany transactions have been eliminated. Investments in non-controlled entities over which the Partnership exercises significant influence are accounted for under the equity method. The Partnership proportionately consolidates its 33.75% share of the assets, liabilities, revenues and expenses attributable to the Non-Operated Marcellus Interest systems and Anadarko-Operated Marcellus Interest systems and its 50% share of the assets, liabilities, revenues and expenses attributable to the Newcastle system and the DBJV system (see Note 2) in the accompanying consolidated financial statements.
In preparing financial statements in accordance with GAAP, management makes informed judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses. Management evaluates its estimates and related assumptions regularly, using historical experience and other methods considered reasonable. Changes in facts and circumstances or additional information may result in revised estimates and actual results may differ from these estimates. Effects on the business, financial condition and results of operations resulting from revisions to estimates are recognized when the facts that give rise to the revisions become known. The information furnished herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated financial statements, and certain prior-period amounts have been reclassified to conform to the current-year presentation.
Certain information and note disclosures commonly included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, the accompanying consolidated financial statements and notes should be read in conjunction with the Partnership’s 2014 Form 10-K, as filed with the SEC on February 26, 2015. Management believes that the disclosures made are adequate to make the information not misleading.

Presentation of Partnership assets. The term “Partnership assets” refers to the assets owned and interests accounted for under the equity method (see Note 7) by the Partnership as of March 31, 2015. Because Anadarko controls the Partnership through its ownership and control of WGP, which owns the Partnership’s entire general partner interest, each acquisition of Partnership assets from Anadarko has been considered a transfer of net assets between entities under common control. As such, the Partnership assets acquired from Anadarko were initially recorded at Anadarko’s historic carrying value, which did not correlate to the total acquisition price paid by the Partnership. Further, after an acquisition of Partnership assets from Anadarko, the Partnership may be required to recast its financial statements to include the activities of such Partnership assets from the date of common control. See Note 2.
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

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

Recently issued accounting standards. The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-06, Earnings Per Share (Topic - 260)—Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions. This ASU contains guidance that addresses the historical earnings per unit presentation for master limited partnerships that apply the two-class method of calculating earnings per unit. When a general partner transfers or “drops down” net assets to a master limited partnership the transactions is accounted for as a transaction between entities under common control and the statements of operations are adjusted retrospectively to reflect the transaction. This ASU specifies that the historical earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner, and the previously reported earnings per unit of the limited partners should not change as a result of the dropdown transaction. The ASU also requires additional disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing earnings per unit under the two-class method. This ASU is effective for annual and interim periods beginning in 2016 and is required to be adopted using a retrospective approach, with early adoption permitted. The Partnership believes it is currently in compliance with this ASU, but will continue to evaluate the impact of the adoption of this ASU on its consolidated financial statements.
The FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 853-30)—Simplifying the Presentation of Debt Issuance Costs. This ASU will simplify the presentation of debt issuance costs by requiring such costs to be presented in the balance sheet as a reduction from the corresponding debt liability rather than as an asset. This ASU is effective for annual and interim periods beginning in 2016 and is required to be adopted using a retrospective approach, with early adoption permitted. The Partnership is considering the alternatives for timing of adoption.
The FASB issued ASU 2015-02, Consolidation—Amendments to the Consolidation Analysis. This ASU will simplify existing requirements by reducing the number of consolidation models and placing more emphasis on risk of loss when determining a controlling financial interest. The provisions will affect how limited partnerships and similar entities are assessed for consolidation, including the elimination of the presumption that a general partner should consolidate a limited partnership. This ASU is effective for annual and interim periods beginning in 2016 and is required to be adopted using a retrospective or modified retrospective approach, with early adoption permitted. The Partnership is evaluating the impact of the adoption of this ASU on its consolidated financial statements.
The FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and industry-specific guidance in Subtopic 932-605, Extractive Activities—Oil and Gas—Revenue Recognition, and requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. This ASU is effective for annual and interim periods beginning in 2017 and is required to be adopted using one of two retrospective application methods, with no early adoption permitted. The Partnership is evaluating the impact of the adoption of this ASU on its consolidated financial statements.

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.  ACQUISITIONS

The following table presents the acquisitions completed by the Partnership during 2015 and 2014, and identifies the funding sources for such acquisitions:

thousands except unit and percent amounts	Acquisition Date	Percentage Acquired	Deferred Purchase Price Obligation - Anadarko	Borrowings	Cash On Hand	Common Units Issued to Anadarko	Class C Units Issued to Anadarko
TEFR Interests (1)	03/03/2014	Various (1)	$—	$350,000	$6,250	308,490	—
DBM (2)	11/25/2014	100%	—	475,000	298,327	—	10,913,853
DBJV system (3)	03/02/2015	50%	174,276	—	—	—	—

(1)
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

(3)
The Partnership acquired Anadarko’s interest in Delaware Basin JV Gathering LLC (“DBJV”), which owns a 50% interest in a gathering system and related facilities (the “DBJV system”). The DBJV system is located in the Delaware Basin in Loving, Ward, Winkler and Reeves Counties, Texas. The Partnership will make a cash payment on March 31, 2020, to Anadarko as consideration for the acquisition of DBJV. The Partnership currently estimates the future payment will be $282.8 million, the net present value of which was $174.3 million as of the acquisition date. See Deferred purchase price obligation - Anadarko below.

DBJV acquisition. Because the acquisition of DBJV was a transfer of net assets between entities under common control, the Partnership’s historical financial statements previously filed with the SEC have been recast in this Form 10-Q to include the results attributable to the DBJV system as if the Partnership owned DBJV for all periods presented. The consolidated financial statements for periods prior to the Partnership’s acquisition of DBJV have been prepared from Anadarko’s historical cost-basis accounts and may not necessarily be indicative of the actual results of operations that would have occurred if the Partnership had owned DBJV during the periods reported.
The following table presents the impact of the DBJV system on revenue, equity income, net and net income as presented in the Partnership’s historical consolidated statements of income:

	Three Months Ended March 31, 2014
thousands	Partnership Historical	DBJV System	Combined
Revenues	$279,457	$14,260	$293,717
Equity income, net	9,251	—	9,251
Net income	91,127	3,621	94,748

Deferred purchase price obligation - Anadarko. The consideration to be paid by the Partnership for the acquisition of DBJV consists of a cash payment to Anadarko due on March 31, 2020. The cash payment will be equal to eight multiplied by (a) the average of the Partnership’s share in the Net Earnings (see definition below) of the DBJV system for the calendar years 2018 and 2019, less (b) the Partnership’s share of all capital expenditures incurred for the DBJV system between March 1, 2015, and February 29, 2020. Net Earnings is defined as all revenues less cost of product, operating expenses and property taxes, in each case attributable to the DBJV system on an accrual basis. As of the acquisition date, the estimated future payment obligation was $282.8 million, which had a net present value of $174.3 million, using a discount rate of 10%. As of March 31, 2015, the net present value of this obligation was $175.7 million and has been recorded on the consolidated balance sheet under Deferred purchase price obligation - Anadarko. Accretion expense for the three months ended March 31, 2015, was $1.4 million and has been recorded as a charge to interest expense. The fair value measurement was calculated using Level 3 inputs, which consisted of management’s estimate of the Partnership’s share of forecasted Net Earnings and capital expenditures for the DBJV system.

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
The following is the preliminary allocation of the purchase price as of March 31, 2015, including $3.5 million of post-closing purchase price adjustments, to the assets acquired and liabilities assumed in the DBM acquisition as of the acquisition date, pending final review of support related to the acquired entity’s assets:

thousands
Current assets	$63,020
Property, plant and equipment	467,171
Goodwill	282,999
Other intangible assets	811,048
Accounts payables	(17,679)
Accrued liabilities	(38,684)
Deferred income taxes	(1,342)
Asset retirement obligations and other	(9,060)
Total purchase price	$1,557,473

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

thousands except per-unit amounts Quarters Ended	Total Quarterly Distribution per Unit	Total Quarterly Cash Distribution	Date of Distribution
March 31, 2014	$0.625	$98,749	May 2014
March 31, 2015 (1)	0.725	133,203	May 2015

(1)
On April 20, 2015, the Board of Directors of the Partnership’s general partner declared a cash distribution to the Partnership’s unitholders of $0.725 per unit, or $133.2 million in aggregate, including incentive distributions, but excluding distributions on Class C units (see Class C unit distributions below). The cash distribution is payable on May 13, 2015, to unitholders of record at the close of business on April 30, 2015.

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.  PARTNERSHIP DISTRIBUTIONS (CONTINUED)

Class C unit distributions. The Class C units receive quarterly distributions at a rate equivalent to the Partnership’s common units. The distributions are paid in the form of additional Class C units (“PIK Class C units”) until the end of 2017 (unless earlier converted), and the Class C units are disregarded with respect to distributions of the Partnership’s available cash until they are converted to common units. The number of additional PIK Class C units to be issued in connection with a distribution payable on the Class C units is determined by dividing the corresponding distribution attributable to the Class C units by the volume-weighted-average price of the Partnership’s common units for the ten days immediately preceding the payment date for the common unit distribution, less a 6% discount. The Partnership records the PIK Class C unit distributions at fair value at the time of issuance. This Level 2 fair value measurement uses the Partnership’s unit price as a significant input in the determination of the fair value. On February 12, 2015, the Partnership issued 45,711 PIK Class C units to APC Midstream Holdings, LLC (“AMH”), a subsidiary of Anadarko and the holder of the Class C units, based on the $0.700 common unit distribution for the fourth quarter of 2014, with an implied fair value of $3.1 million. The Class C unit distribution was prorated for the 37-day period the Class C units were outstanding during the fourth quarter of 2014.

4.  EQUITY AND PARTNERS’ CAPITAL

Equity offerings. The Partnership completed the following public offerings of its common units during 2015 and 2014, including through its Continuous Offering Programs (“COP”):

thousands except unit and per-unit amounts	Common Units Issued	GP Units Issued (1)	Price Per Unit	Underwriting Discount and Other Offering Expenses	Net Proceeds
$125.0 million COP (2)	1,133,384	23,132	$73.48	$1,738	$83,245
November 2014 equity offering (3)	8,620,153	153,061	70.85	18,615	602,967
$500.0 million COP (4)	480,109	—	65.55	396	31,076

(1)	Represents general partner units issued to the general partner in exchange for the general partner’s proportionate capital contribution.

(2)
Represents common and general partner units issued during the year ended December 31, 2014, pursuant to the Partnership’s registration statement filed with the SEC in August 2012 authorizing the issuance of up to an aggregate of $125.0 million of common units (the “$125.0 million COP”). Gross proceeds generated (including the general partner’s proportionate capital contributions) during the year ended December 31, 2014, were $85.0 million. The price per unit in the table above represents an average price for all issuances under the $125.0 million COP during the year ended December 31, 2014. As of December 31, 2014, the Partnership had used all the capacity to issue common units under this registration statement.

(3)
Includes the issuance of 1,120,153 common units pursuant to the partial exercise of the underwriters’ over-allotment option, the net proceeds from which were $77.0 million. Beginning with this partial exercise, the Partnership’s general partner elected not to make a corresponding capital contribution to maintain its 2.0% interest in the Partnership.

(4)
Represents common units issued during the three months ended March 31, 2015, pursuant to the Partnership’s registration statement filed with the SEC in August 2014 authorizing the issuance of up to an aggregate of $500.0 million of common units (the “$500.0 million COP”). Gross proceeds generated and commissions paid during the three months ended March 31, 2015, were $31.5 million and $0.3 million, respectively. The price per unit in the table above represents an average price for all issuances under the $500.0 million COP during the three months ended March 31, 2015. Does not include sales of 289,744 common units that settled after March 31, 2015.

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.  EQUITY AND PARTNERS’ CAPITAL (CONTINUED)

Class C units. In connection with the closing of the DBM acquisition in November 2014, the Partnership issued 10,913,853 Class C units to AMH at a price of $68.72 per unit, generating proceeds of $750.0 million, pursuant to the Unit Purchase Agreement (“UPA”) with Anadarko and AMH. All outstanding Class C units will convert into common units on a one-for-one basis on December 31, 2017, unless the Partnership elects to convert such units earlier or Anadarko extends the conversion date. The Class C units were issued to partially fund the acquisition of DBM, and the UPA contains an optional redemption feature that provides the Partnership the ability to redeem up to $150.0 million of the Class C units within 10 days of the receipt of cash proceeds from an entity that is not an affiliate of the Partnership or AMH, if these cash proceeds were in relation to (i) the assets of DBM, (ii) the equity interests in DBM or (iii) the equity interests in a subsidiary of the Partnership that owns a majority of the outstanding equity interests in DBM. As of March 31, 2015, no such proceeds had been received and no Class C units had been redeemed.
The Class C units were issued at a discount to the then-current market price of the common units into which they are convertible. This discount, totaling $34.8 million, represents a beneficial conversion feature and at December 31, 2014, was reflected as an increase in common unitholders’ capital and a decrease in Class C unitholder capital to reflect the fair value of the Class C units at issuance. The beneficial conversion feature is considered a non-cash distribution that will be recognized from the date of issuance through the date of conversion, resulting in an increase in Class C unitholder capital and a decrease in common unitholders’ capital. The Partnership is amortizing the beneficial conversion feature assuming a conversion date of December 31, 2017, using the effective yield method. The impact of the beneficial conversion feature is also included in the calculation of earnings per unit.

Common, Class C and general partner units. The Partnership’s common units are listed on the New York Stock Exchange under the symbol “WES.”
The following table summarizes the common, Class C and general partner units issued during the three months ended March 31, 2015:

	Common Units	Class C Units	General Partner Units	Total
Balance at December 31, 2014	127,695,130	10,913,853	2,583,068	141,192,051
PIK Class C units	—	45,711	—	45,711
Long-Term Incentive Plan award vestings	2,014	—	—	2,014
$500.0 million COP	480,109	—	—	480,109
Balance at March 31, 2015	128,177,253	10,959,564	2,583,068	141,719,885

Holdings of Partnership equity. As of March 31, 2015, WGP held 49,296,205 common units, representing a 34.8% limited partner interest in the Partnership, and, through its ownership of the general partner, WGP indirectly held 2,583,068 general partner units, representing a 1.8% general partner interest in the Partnership, and 100% of the Partnership’s IDRs. As of March 31, 2015, other subsidiaries of Anadarko held 757,619 common units and 10,959,564 Class C units, representing an aggregate 8.3% limited partner interest in the Partnership. As of March 31, 2015, the public held 78,123,429 common units, representing a 55.1% limited partner interest in the Partnership.

Net income per unit for common units. The Partnership’s net income earned on and subsequent to the date of the acquisition of the Partnership assets is allocated to the general partner and the limited partners, including any Class C unitholders, in accordance with their respective weighted-average ownership percentages and, when applicable, giving effect to incentive distributions allocable to the general partner. The Partnership’s net income allocable to the limited partners is net of amortization of the beneficial conversion feature related to the Class C units (see Class C units above) and is allocated between the common and Class C unitholders by applying the provisions of the partnership agreement that govern actual cash distributions and capital account allocations, as if all earnings for the period had been distributed. Net income attributable to the Partnership assets acquired from Anadarko for periods prior to the Partnership’s acquisition of the Partnership assets is not allocated to the limited partners for purposes of calculating net income per common unit.

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
The following table illustrates the Partnership’s calculation of net income per unit for common units:

	Three Months Ended March 31,
thousands except per-unit amounts	2015	2014
Net income attributable to Western Gas Partners, LP	$83,568	$91,056
Pre-acquisition net (income) loss allocated to Anadarko	(1,742)	(2,665)
General partner interest in net (income) loss	(41,993)	(24,834)
Limited partners’ interest in net income	39,833	63,557
Net income allocable to common units (1)	32,891	63,557
Net income allocable to Class C units (1)	6,942	—
Limited partners’ interest in net income	$39,833	$63,557
Net income per unit
Common units - basic	$0.26	$0.54
Common units – diluted (2)	0.26	0.54
Weighted-average units outstanding
Common units – basic	127,736	117,716
Class C units	10,938	—
Common units – diluted	138,674	117,716

(1)	Adjusted to reflect amortization for the beneficial conversion feature. See Class C units above for a discussion of the Class C units.

(2)	Inclusion of 10,938,232 Class C units in the calculation would have had an anti-dilutive effect.

5.  TRANSACTIONS WITH AFFILIATES

Affiliate transactions. Revenues from affiliates include amounts earned by the Partnership from services provided to Anadarko as well as from the sale of residue, drip condensate and NGLs to Anadarko. In addition, the Partnership purchases natural gas from an affiliate of Anadarko pursuant to gas purchase agreements. Operation and maintenance expense includes amounts accrued for or paid to affiliates for the operation of the Partnership assets, whether in providing services to affiliates or to third parties, including field labor, measurement and analysis, and other disbursements. A portion of the Partnership’s general and administrative expenses is paid by Anadarko, which results in affiliate transactions pursuant to the reimbursement provisions of the Partnership’s omnibus agreement. Affiliate expenses do not bear a direct relationship to affiliate revenues, and third-party expenses do not bear a direct relationship to third-party revenues. See Note 2 for further information related to contributions of assets to the Partnership by Anadarko.

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.  TRANSACTIONS WITH AFFILIATES (CONTINUED)

Cash management. Anadarko operates a cash management system whereby excess cash from most of its subsidiaries’ separate bank accounts is generally swept to centralized accounts. Prior to the Partnership’s acquisition of the Partnership assets, third-party sales and purchases related to such assets were received or paid in cash by Anadarko within its centralized cash management system. The outstanding affiliate balances were entirely settled through an adjustment to net investment by Anadarko in connection with the acquisition of the Partnership assets. Subsequent to the acquisition of Partnership assets from Anadarko, transactions related to such assets are cash-settled directly with third parties and with Anadarko affiliates. Chipeta cash settles its transactions directly with third parties and Anadarko, as well as with the other subsidiaries of the Partnership.

Note receivable from and Deferred purchase price obligation - Anadarko. Concurrently with the closing of the Partnership’s May 2008 initial public offering, the Partnership loaned $260.0 million to Anadarko in exchange for a 30-year note bearing interest at a fixed annual rate of 6.50%, payable quarterly. The fair value of the note receivable from Anadarko was $327.0 million and $317.8 million at March 31, 2015, and December 31, 2014, respectively. The fair value of the note reflects consideration of credit risk and any premium or discount for the differential between the stated interest rate and quarter-end market interest rate, based on quoted market prices of similar debt instruments. Accordingly, the fair value of the note receivable from Anadarko is measured using Level 2 inputs.
The consideration to be paid by the Partnership for the March 2015 acquisition of DBJV consists of a cash payment to Anadarko due on March 31, 2020. See Note 2 and Note 9.

Commodity price swap agreements. The Partnership has commodity price swap agreements with Anadarko to mitigate exposure to a substantial majority of the commodity price volatility that would otherwise be present as a result of the purchase and sale of natural gas, condensate or NGLs. Notional volumes for each of the commodity price swap agreements are not specifically defined. Instead, the commodity price swap agreements apply to the actual volume of natural gas, condensate and NGLs purchased and sold at the Hugoton system, the MGR assets and the DJ Basin complex, with various expiration dates through December 2016. On December 31, 2014, the Partnership’s commodity price swap agreements for the Hilight and Newcastle systems and the Granger complex (excluding the Granger straddle plant) expired without renewal. The commodity price swap agreements do not satisfy the definition of a derivative financial instrument and, therefore, are not required to be measured at fair value.
Below is a summary of the fixed price ranges on the Partnership’s outstanding commodity price swap agreements as of March 31, 2015:

per barrel except natural gas	2015			2016
Ethane	$18.41	−	23.41	$23.11
Propane	47.08	−	52.99	52.90
Isobutane	62.09	−	74.02	73.89
Normal butane	54.62	−	65.04	64.93
Natural gasoline	72.88	−	81.82	81.68
Condensate	76.47	−	81.82	81.68
Natural gas (per MMBtu)	4.66	−	5.96	4.87

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.  TRANSACTIONS WITH AFFILIATES (CONTINUED)

The following table summarizes realized gains and losses on commodity price swap agreements:

	Three Months Ended March 31,
thousands	2015	2014
Gains (losses) on commodity price swap agreements related to sales: (1)
Natural gas sales	$10,982	$(3,667)
Natural gas liquids sales	44,432	9,455
Total	55,414	5,788
Losses on commodity price swap agreements related to purchases (2)	(34,179)	(19)
Net gains (losses) on commodity price swap agreements	$21,235	$5,769

(1)	Reported in affiliate natural gas, natural gas liquids and drip condensate sales in the consolidated statements of income in the period in which the related sale is recorded.

(2)	Reported in cost of product in the consolidated statements of income in the period in which the related purchase is recorded.

Gas gathering and processing agreements. The Partnership has significant gas gathering and processing arrangements with affiliates of Anadarko on a majority of its systems. The Partnership’s gathering, transportation and treating throughput (excluding equity investment throughput and throughput measured in barrels) attributable to natural gas production owned or controlled by Anadarko was 48% and 49% for the three months ended March 31, 2015 and 2014, respectively. The Partnership’s processing throughput (excluding equity investment throughput and throughput measured in barrels) attributable to natural gas production owned or controlled by Anadarko was 52% and 59% for the three months ended March 31, 2015 and 2014, respectively.

Purchase and sale agreements. The Partnership sells a significant amount of its natural gas, condensate and NGLs to Anadarko Energy Services Company (“AESC”), Anadarko’s marketing affiliate. In addition, the Partnership purchases natural gas, condensate and NGLs from AESC pursuant to purchase agreements. The Partnership’s purchase and sale agreements with AESC are generally one-year contracts, subject to annual renewal.

WES LTIP. The general partner awards phantom units under the Western Gas Partners, LP 2008 Long-Term Incentive Plan (“WES LTIP”) primarily to its independent directors, but also from time to time to its executive officers and Anadarko employees performing services for the Partnership. The phantom units awarded to the independent directors vest one year from the grant date, while all other awards are subject to graded vesting over a three-year service period. Compensation expense is recognized over the vesting period and was $0.1 million for each of the three months ended March 31, 2015 and 2014.

WGP LTIP and Anadarko Incentive Plans. For the three months ended March 31, 2015 and 2014, general and administrative expenses included $1.0 million and $0.9 million, respectively, of equity-based compensation expense, allocated to the Partnership by Anadarko, for awards granted to the executive officers of the general partner and other employees under the Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan (“WGP LTIP”), and the Anadarko Petroleum Corporation 1999 Stock Incentive Plan and the Anadarko Petroleum Corporation 2008 and 2012 Omnibus Incentive Compensation Plans (collectively referred to as the “Anadarko Incentive Plans”). Of this amount, $0.8 million is reflected as a contribution to partners’ capital in the Partnership’s consolidated statement of equity and partners’ capital for the three months ended March 31, 2015.

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.  TRANSACTIONS WITH AFFILIATES (CONTINUED)

Equipment purchases. The following table summarizes the Partnership’s purchases from Anadarko of pipe and equipment:

	Three Months Ended March 31,
	2015	2014
thousands	Purchases
Cash consideration	$1,128	$4,702
Net carrying value	780	4,745
Partners’ capital adjustment	$348	$(43)

Summary of affiliate transactions. The following table summarizes affiliate transactions, which include revenue from affiliates, reimbursement of operating expenses and purchases of natural gas:

	Three Months Ended March 31,
thousands	2015	2014
Revenues (1)	$245,715	$214,996
Equity income, net (1)	18,220	9,251
Cost of product (1)	42,407	18,356
Operation and maintenance (2)	15,376	12,551
General and administrative (3)	7,566	7,303
Operating expenses	65,349	38,210
Interest income (4)	4,225	4,225
Interest expense (5)	1,420	—
Distributions to unitholders (6)	71,695	51,882

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

(4)	Represents interest income recognized on the note receivable from Anadarko.

(5)	For the three months ended March 31, 2015, includes accretion expense recognized on the Deferred purchase price obligation - Anadarko for the acquisition of DBJV (see Note 2 and Note 9).

(6)	Represents distributions paid under the partnership agreement (see Note 3 and Note 4).

Concentration of credit risk. Anadarko was the only customer from whom revenues exceeded 10% of the Partnership’s consolidated revenues for all periods presented in the consolidated statements of income.

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.  PROPERTY, PLANT AND EQUIPMENT

A summary of the historical cost of the Partnership’s property, plant and equipment is as follows:

thousands	Estimated Useful Life	March 31, 2015	December 31, 2014
Land	n/a	$3,260	$2,884
Gathering systems	3 to 47 years	5,232,882	4,972,892
Pipelines and equipment	15 to 45 years	135,916	151,107
Assets under construction	n/a	424,779	483,347
Other	3 to 40 years	18,077	16,420
Total property, plant and equipment		5,814,914	5,626,650
Accumulated depreciation		1,103,643	1,055,207
Net property, plant and equipment		$4,711,271	$4,571,443

The cost of property classified as “Assets under construction” is excluded from capitalized costs being depreciated. These amounts represent property that is not yet suitable to be placed into productive service as of the respective balance sheet date.
During 2015, the Partnership recognized impairments of $8.2 million, primarily due to the abandonment of compressors at the MIGC system and the DJ Basin complex.

7. EQUITY INVESTMENTS

The following table presents the activity in the Partnership’s equity investments for the three months ended March 31, 2015:

	Equity Investments
thousands	Fort Union	White Cliffs	Rendezvous	Mont Belvieu JV	TEG	TEP	FRP	Total
Balance at December 31, 2014	$25,933	$44,315	$56,336	$121,337	$16,790	$198,793	$170,988	$634,492
Investment earnings (loss), net of amortization	1,555	3,980	377	5,791	190	3,616	2,711	18,220
Contributions	—	2,917	—	(432)	—	1,180	1,213	4,878
Distributions	(948)	(3,834)	(862)	(6,291)	(337)	(3,679)	(2,755)	(18,706)
Distributions in excess of cumulative earnings (1)	—	(902)	(736)	—	—	(581)	(745)	(2,964)
Balance at March 31, 2015	$26,540	$46,476	$55,115	$120,405	$16,643	$199,329	$171,412	$635,920

(1)	Distributions in excess of cumulative earnings, classified as investing cash flows in the consolidated statements of cash flows, is calculated on an individual investment basis.

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.  COMPONENTS OF WORKING CAPITAL

A summary of other current assets is as follows:

thousands	March 31, 2015	December 31, 2014
Natural gas liquids inventory	$6,087	$5,316
Natural gas imbalance receivables	1,682	415
Prepaid insurance	1,416	2,443
Other	1,295	1,893
Total other current assets	$10,480	$10,067

A summary of accrued liabilities is as follows:

thousands	March 31, 2015	December 31, 2014
Accrued capital expenditures	$94,176	$128,856
Accrued plant purchases	37,826	14,023
Accrued interest expense	27,995	24,741
Short-term asset retirement obligations	5,739	1,224
Short-term remediation and reclamation obligations	475	475
Income taxes payable	299	207
Other (1)	5,099	1,263
Total accrued liabilities	$171,609	$170,789

(1)	Includes $3.5 million of post-closing purchase price adjustments at March 31, 2015, related to the acquisition of DBM.

9.  DEBT AND INTEREST EXPENSE

At March 31, 2015, the Partnership’s debt consisted of 5.375% Senior Notes due 2021 (the “2021 Notes”), 4.000% Senior Notes due 2022 (the “2022 Notes”), 2.600% Senior Notes due 2018 (the “2018 Notes”), 5.450% Senior Notes due 2044 (the “2044 Notes”), and borrowings on the senior unsecured revolving credit facility (“RCF”).
The following table presents the Partnership’s outstanding debt as of March 31, 2015, and December 31, 2014:

	March 31, 2015			December 31, 2014
thousands	Principal	Carrying Value	Fair Value (1)	Principal	Carrying Value	Fair Value (1)
2021 Notes	$500,000	$495,854	$555,175	$500,000	$495,714	$549,530
2022 Notes	670,000	672,841	683,554	670,000	672,930	681,942
RCF	620,000	620,000	620,000	510,000	510,000	510,000
2018 Notes	350,000	350,443	355,372	350,000	350,474	352,162
2044 Notes	400,000	393,857	433,456	400,000	393,836	417,619
Total long-term debt	$2,540,000	$2,532,995	$2,647,557	$2,430,000	$2,422,954	$2,511,253

(1)	Fair value is measured using Level 2 inputs.

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.  DEBT AND INTEREST EXPENSE (CONTINUED)

Debt activity. The following table presents the debt activity of the Partnership for the three months ended March 31, 2015:

thousands	Carrying Value
Balance at December 31, 2014	$2,422,954
RCF borrowings	140,000
Repayment of RCF	(30,000)
Other	41
Balance at March 31, 2015	$2,532,995

Senior Notes. At March 31, 2015, the Partnership was in compliance with all covenants under the indentures governing the 2021 Notes, 2022 Notes, 2018 Notes and 2044 Notes.

Revolving credit facility. The interest rate on the RCF, which matures in February 2019, was 1.48% and 1.47% at March 31, 2015, and December 31, 2014, respectively. The facility fee rate was 0.20% at March 31, 2015, and December 31, 2014.
As of March 31, 2015, the Partnership had $620.0 million of outstanding borrowings, $12.8 million in outstanding letters of credit and $567.2 million available for borrowing under the RCF. At March 31, 2015, the Partnership was in compliance with all covenants under the RCF.

Interest expense. The following table summarizes the amounts included in interest expense:

	Three Months Ended March 31,
thousands	2015	2014
Third parties
Long-term debt	$23,342	$16,135
Amortization of debt issuance costs and commitment fees	1,292	1,266
Capitalized interest	(3,094)	(3,440)
Total interest expense – third parties	21,540	13,961
Affiliates
Deferred purchase price obligation – Anadarko (1)	1,420	—
Total interest expense – affiliates	1,420	—
Interest expense	$22,960	$13,961

(1)	See Note 2 for a discussion of the accretion and present value of the Deferred purchase price obligation - Anadarko.

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.  COMMITMENTS AND CONTINGENCIES

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
The Court has scheduled this matter for trial in June 2016, and the parties are currently engaged in discovery and motion practice. Management does not believe the outcome of this proceeding will have a material effect on the Partnership’s financial condition, results of operations or cash flows. The Partnership intends to vigorously defend this litigation. Furthermore, without regard to the merit of DCP’s claims, management believes that the Partnership has adequate contractual indemnities covering the claims against it in this lawsuit.
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

Other commitments. The Partnership has short-term payment obligations, or commitments, related to its capital spending programs, as well as those of its unconsolidated affiliates. As of March 31, 2015, the Partnership had unconditional payment obligations for services to be rendered or products to be delivered in connection with its capital projects of $24.1 million, the majority of which is expected to be paid in the next twelve months. These commitments relate primarily to projects at the DJ Basin complex, which include the continued construction of Train II at the Lancaster plant and compressor expansions, as well as projects at the Hilight system and the Red Desert complex.

Lease commitments. Anadarko, on behalf of the Partnership, has entered into lease agreements for corporate offices, shared field offices and a warehouse supporting the Partnership’s operations, for which Anadarko charges the Partnership rent. The leases for the corporate offices and shared field offices extend through 2017 and 2018, respectively, and the lease for the warehouse extends through February 2017.
Rent expense associated with the office, warehouse and equipment leases was $4.2 million and $2.3 million for the three months ended March 31, 2015 and 2014, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Western Gas Partners, LP is a growth-oriented master limited partnership (“MLP”) formed by Anadarko Petroleum Corporation in 2007. For purposes of this report, “we,” “us,” “our,” the “Partnership” or “Western Gas Partners” refer to Western Gas Partners, LP and its subsidiaries. Our general partner, Western Gas Holdings, LLC (the “general partner” or “GP”), is owned by Western Gas Equity Partners, LP (“WGP”), a Delaware MLP formed by Anadarko Petroleum Corporation. Western Gas Equity Holdings, LLC is WGP’s general partner and is a wholly owned subsidiary of Anadarko Petroleum Corporation. “Anadarko” refers to Anadarko Petroleum Corporation and its subsidiaries, excluding us and our general partner, and “affiliates” refers to subsidiaries of Anadarko, excluding us, and includes equity interests in Fort Union Gas Gathering, LLC (“Fort Union”), White Cliffs Pipeline, LLC (“White Cliffs”), Rendezvous Gas Services, LLC (“Rendezvous”), Enterprise EF78 LLC (the “Mont Belvieu JV”), Texas Express Pipeline LLC (“TEP”), Texas Express Gathering LLC (“TEG”) and Front Range Pipeline LLC (“FRP”). The interests in TEP, TEG and FRP are referred to collectively as the “TEFR Interests.” “Equity investment throughput” refers to our 14.81% share of average Fort Union throughput and our 22% share of average Rendezvous throughput, but excludes throughput measured in barrels, consisting of our 10% share of average White Cliffs throughput, our 25% share of average Mont Belvieu JV throughput, our 20% share of average TEP and TEG throughput and our 33.33% share of average FRP throughput. The “DJ Basin complex” refers to the Platte Valley system, Wattenberg system and Lancaster plant, all of which were combined into a single complex in the first quarter of 2014. The “MGR assets” include the Red Desert complex, the Granger straddle plant and the 22% interest in Rendezvous.
The following discussion analyzes our financial condition and results of operations and should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements, which are included under Part I, Item 1 of this quarterly report, as well as our historical consolidated financial statements, and the notes thereto, which are included in Part II, Item 8 of our 2014 Form 10-K as filed with the Securities and Exchange Commission, or “SEC,” on February 26, 2015.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made in this report, and may from time to time make in other public filings, press releases and statements by management, forward-looking statements concerning our operations, economic performance and financial condition. These forward-looking statements include statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions or variations on such expressions. These statements discuss future expectations, contain projections of results of operations or financial condition or include other “forward-looking” information.
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

•	the supply of, demand for, and the price of, oil, natural gas, NGLs and related products or services;

•	weather and natural disasters;

•	inflation;

•	the availability of goods and services;

•	general economic conditions, either internationally or domestically or in the jurisdictions in which we are doing business;

•	federal, state and local laws, including those that limit Anadarko and other producers’ hydraulic fracturing or other oil and natural gas operations;

•	environmental liabilities;

•	legislative or regulatory changes, including changes affecting our status as a partnership for federal income tax purposes;

•	changes in the financial or operational condition of Anadarko;

•	changes in Anadarko’s capital program, strategy or desired areas of focus;

•	our commitments to capital projects;

•	our ability to use our senior unsecured revolving credit facility (“RCF”);

•	the creditworthiness of Anadarko or our other counterparties, including financial institutions, operating partners, and other parties;

•	our ability to repay debt;

•	our ability to mitigate exposure to a substantial majority of the commodity price risks inherent in our percent-of-proceeds and keep-whole contracts;

•	conflicts of interest among us, our general partner, WGP and its general partner, and affiliates, including Anadarko;

•	our ability to maintain and/or obtain rights to operate our assets on land owned by third parties;

•	our ability to acquire assets on acceptable terms;

•	non-payment or non-performance of Anadarko or other significant customers, including under our gathering, processing and transportation agreements and our $260.0 million note receivable from Anadarko;

•	the timing, amount and terms of future issuances of equity and debt securities; and

•
other factors discussed below, in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates,” included in our 2014 Form 10-K, in our quarterly reports on Form 10-Q and in our other public filings and press releases.

The risk factors and other factors noted throughout or incorporated by reference in this report could cause actual results to differ materially from those contained in any forward-looking statement. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

EXECUTIVE SUMMARY

We are a growth-oriented Delaware MLP formed by Anadarko to acquire, own, develop and operate midstream energy assets. We currently own or have investments in assets located in the Rocky Mountains (Colorado, Utah and Wyoming), the Mid-Continent (Kansas and Oklahoma), North-central Pennsylvania and Texas, and are engaged in the business of gathering, processing, compressing, treating and transporting natural gas, condensate, NGLs and crude oil for Anadarko, as well as for third-party producers and customers. As of March 31, 2015, our assets and investments accounted for under the equity method consisted of the following:

	Owned and Operated	Operated Interests	Non-Operated Interests	Equity Interests
Natural gas gathering systems	14	2	5	2
Natural gas treating facilities	8	5	—	1
Natural gas processing facilities	13	3	—	2
NGL pipelines	3	—	—	3
Natural gas pipelines	4	—	—	—
Oil pipelines	1	—	—	1

Significant financial and operational highlights during the three months ended March 31, 2015, included the following:

•	We completed the acquisition of Delaware Basin JV Gathering LLC from Anadarko. See Acquisitions below.

•
We issued 480,109 common units to the public under our $500.0 million Continuous Offering Program (see Equity Offerings below), generating net proceeds of $31.1 million. Net proceeds were used for general partnership purposes, including funding capital expenditures.

•
We raised our distribution to $0.725 per unit for the first quarter of 2015, representing a 4% increase over the distribution for the fourth quarter of 2014 and a 16% increase over the distribution for the first quarter of 2014.

•
Throughput attributable to Western Gas Partners, LP for natural gas assets totaled 3,917 MMcf/d for the three months ended March 31, 2015, representing a 13% increase compared to the three months ended March 31, 2014.

•
Adjusted gross margin attributable to Western Gas Partners, LP for natural gas assets (as defined under the caption Key Performance Metrics within this Item 2) averaged $0.66 per Mcf for the three months ended March 31, 2015, representing a 5% increase compared to the three months ended March 31, 2014.

•
Adjusted gross margin for crude/NGL assets (as defined under the caption Key Performance Metrics within this Item 2) averaged $1.71 per Bbl for the three months ended March 31, 2015, representing a 13% increase compared to the three months ended March 31, 2014.

ACQUISITIONS

Acquisitions. The following table presents our acquisitions during 2015 and 2014, and identifies the funding sources for such acquisitions. See Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

thousands except unit and percent amounts	Acquisition Date	Percentage Acquired	Deferred Purchase Price Obligation - Anadarko	Borrowings	Cash On Hand	Common Units Issued to Anadarko	Class C Units Issued to Anadarko
TEFR Interests (1)	03/03/2014	Various (1)	$—	$350,000	$6,250	308,490	—
DBM (2)	11/25/2014	100%	—	475,000	298,327	—	10,913,853
DBJV system (3)	03/02/2015	50%	174,276	—	—	—	—

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

(3)
We acquired Anadarko’s interest in Delaware Basin JV Gathering LLC (“DBJV”), which owns a 50% interest in a gathering system and related facilities (the “DBJV system”). The DBJV system is located in the Delaware Basin in Loving, Ward, Winkler and Reeves Counties, Texas. We will make a cash payment on March 31, 2020, to Anadarko as consideration for the acquisition of DBJV. We currently estimate the future payment will be $282.8 million, the net present value of which was $174.3 million as of the acquisition date. See Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Presentation of Partnership assets. The term “Partnership assets” refers to the assets owned and interests accounted for under the equity method (see Note 7—Equity Investments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q) by us as of March 31, 2015. Because Anadarko controls us through its ownership and control of WGP, which owns the entire interest in our general partner, each of our acquisitions of Partnership assets from Anadarko has been considered a transfer of net assets between entities under common control. As such, the Partnership assets we acquired from Anadarko were initially recorded at Anadarko’s historic carrying value, which did not correlate to the total acquisition price paid by us (see Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q). Further, after an acquisition of Partnership assets from Anadarko, we may be required to recast our financial statements to include the activities of such Partnership assets from the date of common control.
The historical financial statements previously filed with the SEC have been recast in this Form 10-Q to include the results attributable to the DBJV system as if we owned DBJV for all periods presented. The consolidated financial statements for periods prior to our acquisition of DBJV have been prepared from Anadarko’s historical cost-basis accounts and may not necessarily be indicative of the actual results of operations that would have occurred if we had owned DBJV during the periods reported.

EQUITY OFFERINGS

Equity offerings. We completed the following public offerings of our common units during 2015 and 2014, including through our Continuous Offering Programs (“COP”):

thousands except unit and per-unit amounts	Common Units Issued	GP Units Issued (1)	Price Per Unit	Underwriting Discount and Other Offering Expenses	Net Proceeds
$125.0 million COP (2)	1,133,384	23,132	$73.48	$1,738	$83,245
November 2014 equity offering (3)	8,620,153	153,061	70.85	18,615	602,967
$500.0 million COP (4)	480,109	—	65.55	396	31,076

(1)	Represents general partner units issued to the general partner in exchange for the general partner’s proportionate capital contribution.

(2)
Represents common and general partner units issued during the year ended December 31, 2014, pursuant to our registration statement filed with the SEC in August 2012 authorizing the issuance of up to an aggregate of $125.0 million of common units (the “$125.0 million COP”). Gross proceeds generated (including the general partner’s proportionate capital contributions) during the year ended December 31, 2014, were $85.0 million. The price per unit in the table above represents an average price for all issuances under the $125.0 million COP during the year ended December 31, 2014. As of December 31, 2014, we had used all the capacity to issue common units under this registration statement.

(3)
Includes the issuance of 1,120,153 common units pursuant to the partial exercise of the underwriters’ over-allotment option, the net proceeds from which were $77.0 million. Beginning with this partial exercise, our general partner elected not to make a corresponding capital contribution to maintain its 2.0% interest in us.

(4)
Represents common units issued during the three months ended March 31, 2015, pursuant to our registration statement filed with the SEC in August 2014 authorizing the issuance of up to an aggregate of $500.0 million of common units (the “$500.0 million COP”). Gross proceeds generated and commissions paid during the three months ended March 31, 2015, were $31.5 million and $0.3 million, respectively. The price per unit in the table above represents an average price for all issuances under the $500.0 million COP during the three months ended March 31, 2015. Does not include sales of 289,744 common units that settled after March 31, 2015.

Other equity offerings. In November 2014, we issued 10,913,853 Class C units to a subsidiary of Anadarko at an implied price of $68.72 per unit, generating proceeds of $750.0 million, all of which was used to fund a portion of the acquisition of DBM. See Note 2—Acquisitions and Note 4—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

RESULTS OF OPERATIONS

OPERATING RESULTS

The following tables and discussion present a summary of our results of operations:

	Three Months Ended March 31,
thousands	2015	2014
Gathering, processing and transportation of natural gas and natural gas liquids	$209,844	$154,497
Natural gas, natural gas liquids and drip condensate sales	164,168	137,649
Other	1,082	1,571
Total revenues (1)	375,094	293,717
Equity income, net	18,220	9,251
Total operating expenses (1)	283,396	197,176
Operating income	109,918	105,792
Interest income – affiliates	4,225	4,225
Interest expense	(22,960)	(13,961)
Other income (expense), net	71	477
Income before income taxes	91,254	96,533
Income tax (benefit) expense	4,460	1,785
Net income	86,794	94,748
Net income attributable to noncontrolling interest	3,226	3,692
Net income attributable to Western Gas Partners, LP	$83,568	$91,056
Key performance metrics (2)
Adjusted gross margin attributable to Western Gas Partners, LP	$254,036	$206,560
Adjusted EBITDA attributable to Western Gas Partners, LP	180,900	148,106
Distributable cash flow	147,997	125,126

(1)
Revenues include amounts earned from services provided to our affiliates, as well as from the sale of residue, drip condensate and NGLs to our affiliates. Operating expenses include amounts charged by our affiliates for services as well as reimbursement of amounts paid by affiliates to third parties on our behalf. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

(2)
Adjusted gross margin attributable to Western Gas Partners, LP, Adjusted EBITDA attributable to Western Gas Partners, LP and Distributable cash flow are defined under the caption Key Performance Metrics within this Item 2. For reconciliations of Adjusted gross margin attributable to Western Gas Partners, LP, Adjusted EBITDA attributable to Western Gas Partners, LP and Distributable cash flow to their most directly comparable financial measures calculated and presented in accordance with generally accepted accounting principles in the United States (“GAAP”), see Key Performance Metrics within this Item 2.

For purposes of the following discussion, any increases or decreases “for the three months ended March 31, 2015” refer to the comparison of the three months ended March 31, 2015, to the three months ended March 31, 2014.

Throughput

	Three Months Ended March 31,
MMcf/d (except throughput measured in barrels)	2015	2014	Inc/ (Dec)
Throughput for natural gas assets
Gathering, treating and transportation	1,654	1,648	—%
Processing	2,260	1,799	26%
Equity investment (1)	165	186	(11)%
Total throughput for natural gas assets	4,079	3,633	12%
Throughput attributable to noncontrolling interest for natural gas assets	162	173	(6)%
Total throughput attributable to Western Gas Partners, LP for natural gas assets (2)	3,917	3,460	13%
Total throughput (MBbls/d) for crude/NGL assets (3)	131	79	66%

(1)
Represents our 14.81% share of average Fort Union and our 22% share of average Rendezvous throughput. Excludes equity investment throughput measured in barrels (captured in “Total throughput (MBbls/d) for crude/NGL assets” as noted below).

(2)
Includes affiliate, third-party and equity investment throughput (as equity investment throughput is defined in the above footnote), excluding the noncontrolling interest owner’s proportionate share of throughput.

(3)
Represents total throughput measured in barrels, consisting of throughput from our Chipeta NGL pipeline, our 10% share of average White Cliffs throughput, our 25% share of average Mont Belvieu JV throughput, our 20% share of average TEG and TEP throughput, and our 33.33% share of average FRP throughput.

Processing throughput increased by 461 MMcf/d for the three months ended March 31, 2015, primarily due to increased production in areas around the DJ Basin complex and the acquisition of DBM in November 2014, partially offset by decreased volumes processed at the Granger straddle plant.
Equity investment throughput decreased by 21 MMcf/d for the three months ended March 31, 2015, primarily due to lower throughput at the Fort Union system due to production declines in the area and volumes being diverted to the third-party Bison pipeline.
Throughput for crude/NGL assets measured in barrels increased by 52 MBbls/d for the three months ended March 31, 2015, due to a full quarter of volumes from the TEFR Interests, Mont Belvieu JV increased volumes and the third quarter 2014 in-service date of a White Cliffs pipeline expansion.

Gathering, Processing and Transportation of Natural Gas and Natural Gas Liquids

	Three Months Ended March 31,
thousands except percentages	2015	2014	Inc/ (Dec)
Gathering, processing and transportation of natural gas and natural gas liquids	$209,844	$154,497	36%

Revenues from gathering, processing and transportation of natural gas and natural gas liquids increased by $55.3 million for the three months ended March 31, 2015, primarily due to increases of (i) $43.2 million resulting from increased throughput at the DJ Basin complex, a higher gathering fee, and the introduction of a condensate handling fee, (ii) $10.2 million due to the acquisition of DBM in November 2014, (iii) $2.8 million at the Hilight system due to higher throughput, and (iv) $2.8 million at the Brasada complex due to increases in throughput and a higher processing fee, as well as revenues from treating services beginning in the first quarter of 2015. These increases were partially offset by a decrease of $5.1 million at the Non-Operated Marcellus Interest systems due to a decrease in average gathering rate.

Natural Gas, Natural Gas Liquids and Drip Condensate Sales

	Three Months Ended March 31,
thousands except percentages and per-unit amounts	2015	2014	Inc/ (Dec)
Natural gas sales	$60,687	$30,893	96%
Natural gas liquids sales	90,936	95,814	(5)%
Drip condensate sales	12,545	10,942	15%
Total	$164,168	$137,649	19%
Average price per unit:
Natural gas (per Mcf)	$3.61	$4.25	(15)%
Natural gas liquids (per Bbl)	25.91	44.77	(42)%
Drip condensate (per Bbl)	56.65	77.74	(27)%

For the three months ended March 31, 2015, average natural gas, NGL and drip condensate prices included the effects of commodity price swap agreements attributable to sales for the Hugoton system, the MGR assets and the DJ Basin complex. For the three months ended March 31, 2014, average natural gas, NGL and drip condensate prices included the effects of commodity price swap agreements attributable to sales for the Hilight, Hugoton and Newcastle systems, the DJ Basin and Granger complexes, and the MGR assets. On December 31, 2014, our commodity price swap agreements for the Hilight and Newcastle systems and the Granger complex (excluding the Granger straddle plant) expired without renewal. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
Including the effects of commodity price swap agreements, total natural gas, natural gas liquids and drip condensate sales increased by $26.5 million for the three months ended March 31, 2015, consisting of $29.8 million in natural gas sales and $1.6 million in drip condensate sales, partially offset by a decrease of $4.9 million in NGLs sales.
The growth in natural gas sales for the three months ended March 31, 2015, was primarily due to increases of (i) $24.2 million due to the acquisition of DBM in November 2014 and (ii) $7.0 million at the DJ Basin complex due to an increase in volumes sold.
The decline in NGLs sales for the three months ended March 31, 2015, was primarily due to decreases of (i) $16.1 million and $4.9 million at the Granger complex and the Hilight system, respectively, due primarily to a decrease in average price as a result of the expiration of swap agreements in December 2014, as well as a decrease in volume at the Granger complex, and (ii) $4.8 million at the Chipeta complex due to a decrease in average price. These decreases were partially offset by an increase of $20.8 million due to the acquisition of DBM in November 2014.
The increase in drip condensate sales for the three months ended March 31, 2015, was primarily due to an increase of $1.8 million at the DJ Basin complex from an increase in volumes sold.

Equity Income, Net

	Three Months Ended March 31,
thousands except percentages	2015	2014	Inc/ (Dec)
Equity income, net	$18,220	$9,251	97%

For the three months ended March 31, 2015, equity income, net increased by $9.0 million, primarily due to a full quarter of equity income recognized from the TEFR Interests and the third quarter 2014 in-service date of a White Cliffs pipeline expansion.

Cost of Product and Operation and Maintenance Expenses

	Three Months Ended March 31,
thousands except percentages	2015	2014	Inc/ (Dec)
NGL purchases	$64,198	$47,881	34%
Residue purchases	66,839	37,169	80%
Other	6,883	9,326	(26)%
Cost of product	137,920	94,376	46%
Operation and maintenance	56,149	44,577	26%
Total cost of product and operation and maintenance expenses	$194,069	$138,953	40%

Cost of product expense for the three months ended March 31, 2015, included the effects of commodity price swap agreements attributable to purchases for the Hugoton system, the MGR assets, and the DJ Basin complex. Cost of product expense for the three months ended March 31, 2014, included the effects of commodity price swap agreements attributable to purchases for the Hilight, Hugoton and Newcastle systems, the DJ Basin and Granger complexes and the MGR assets. On December 31, 2014, our commodity price swap agreements for the Hilight and Newcastle systems and the Granger complex (excluding the Granger straddle plant) expired without renewal. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
Including the effects of commodity price swap agreements on purchases, cost of product expense for the three months ended March 31, 2015, increased by $43.5 million, consisting of $16.3 million in NGL purchases and $29.7 million in residue purchases, partially offset by a decrease of $2.4 million in other.
The increase in NGL purchases for the three months ended March 31, 2015, was primarily due to increases of (i) $19.9 million due to the acquisition of DBM in November 2014 and (ii) $3.2 million at the DJ Basin complex due to an increase in average swap price, partially offset by a decrease in volume. These increases were partially offset by decreases of (i) $3.6 million at the Chipeta complex due to a decrease in average price, partially offset by an increase in volume, (ii) $2.2 million at the Granger complex due to a decrease in average price and volume, and (iii) $1.4 million at the Hilight system due to a decrease in average price, partially offset by an increase in volume.
The increase in residue purchases for the three months ended March 31, 2015, was primarily due to increases of (i) $23.7 million due to the acquisition of DBM in November 2014 and (ii) $12.7 million at the DJ Basin complex due to an increase in average swap price and volumes. These increases were partially offset by a $5.9 million decrease at the Granger complex due to a decrease in average price, partially offset by an increase in volumes.
The decrease in other items for the three months ended March 31, 2015, was primarily due to changes in imbalance positions at the DJ Basin complex.
The $11.6 million increase in operation and maintenance expense for the three months ended March 31, 2015, was primarily due to increases of (i) $3.7 million in utilities, plant repairs and maintenance, primarily at the DJ Basin and Chipeta complexes and due to the acquisition of DBM in November 2014, (ii) $3.2 million in salaries, wages, contract labor and consulting, primarily at the DJ Basin complex and due to the acquisition of DBM in November 2014, (iii) $2.7 million in equipment rental and other due to the acquisition of DBM in November 2014, and (iv) $0.9 million in property, facility and overhead expense attributable to the Non-Operated Marcellus Interest systems.

General and Administrative, Depreciation and Other Expenses

	Three Months Ended March 31,
thousands except percentages	2015	2014	Inc/ (Dec)
General and administrative	$10,512	$8,904	18%
Property and other taxes	8,523	7,234	18%
Depreciation, amortization and impairments	70,292	42,085	67%
Total general and administrative, depreciation and other expenses	$89,327	$58,223	53%

General and administrative expenses increased by $1.6 million for the three months ended March 31, 2015, primarily due to an increase of $1.2 million in consulting and audit fees and an increase of $0.3 million in personnel costs for which we reimbursed Anadarko pursuant to our omnibus agreement.
Property and other taxes increased by $1.3 million for the three months ended March 31, 2015, primarily due to ad valorem tax increases of $0.8 million due to the acquisition of DBM in November 2014, and $0.7 million at the DJ Basin complex. These increases were offset by a decrease of $0.3 million at the Brasada complex.
Depreciation, amortization and impairments increased by $28.2 million for the three months ended March 31, 2015, primarily due to depreciation expense increases of $11.6 million due to the acquisition of DBM in November 2014 and $6.1 million associated with the start-up of Train I at the Lancaster plant (part of the DJ Basin complex) in April 2014. In addition, impairment expense increased by $8.2 million, primarily due to the abandonment of compressors at the MIGC system and the DJ Basin complex.

Interest Income – Affiliates and Interest Expense

	Three Months Ended March 31,
thousands except percentages	2015	2014	Inc/ (Dec)
Note receivable – Anadarko	$4,225	$4,225	—%
Interest income – affiliates	$4,225	$4,225	—%
Third parties
Long-term debt	$(23,342)	$(16,135)	45%
Amortization of debt issuance costs and commitment fees	(1,292)	(1,266)	2%
Capitalized interest	3,094	3,440	(10)%
Affiliates
Deferred purchase price obligation – Anadarko (1)	(1,420)	—	—%
Interest expense	$(22,960)	$(13,961)	64%

(1)
See Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for a discussion of the accretion and present value of the Deferred purchase price obligation - Anadarko.

Interest expense increased by $9.0 million for the three months ended March 31, 2015, primarily due to additional interest expense of $4.8 million incurred on the 5.450% Senior Notes due 2044 and $0.6 million on the 2.600% Senior Notes due 2018, both issued in March 2014, as well as additional interest of $1.9 million incurred on the RCF due to higher average borrowings outstanding in the first quarter of 2015. Capitalized interest decreased by $0.3 million for the three months ended March 31, 2015 due to the completion of Train I at the Lancaster plant (part of the DJ Basin complex) in April 2014, partially offset by an increase in capitalized interest for the construction of Train II at the Lancaster plant and construction of Train IV at the DBM complex, acquired in November 2014. See Note 9—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Income Tax (Benefit) Expense

	Three Months Ended March 31,
thousands except percentages	2015	2014	Inc/ (Dec)
Income before income taxes	$91,254	$96,533	(5)%
Income tax (benefit) expense	4,460	1,785	150%
Effective tax rate	5%	2%

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
Income attributable to (a) the DBJV system prior to and including February 2015 and (b) the TEFR Interests prior to and including February 2014 was subject to federal and state income tax. Income earned on the DBJV system and the TEFR Interests for periods subsequent to February 2015 and February 2014, respectively, was only subject to Texas margin tax on income apportionable to Texas.

KEY PERFORMANCE METRICS

	Three Months Ended March 31,
thousands except percentages and per-unit amounts	2015	2014	Inc/ (Dec)
Adjusted gross margin attributable to Western Gas Partners, LP for natural gas assets (1)	$233,852	$195,771	19%
Adjusted gross margin for crude/NGL assets (2)	20,184	10,789	87%
Adjusted gross margin attributable to Western Gas Partners, LP (3)	254,036	206,560	23%
Adjusted gross margin per Mcf attributable to Western Gas Partners, LP for natural gas assets (4)	0.66	0.63	5%
Adjusted gross margin per Bbl for crude/NGL assets (5)	1.71	1.52	13%
Adjusted EBITDA attributable to Western Gas Partners, LP (3)	180,900	148,106	22%
Distributable cash flow (3)	147,997	125,126	18%

(1)
Adjusted gross margin attributable to Western Gas Partners, LP for natural gas assets is calculated as total revenues for natural gas assets less cost of product for natural gas assets plus distributions from our equity investments in Fort Union and Rendezvous, and excluding the noncontrolling interest owner’s proportionate share of revenue and cost of product. See the reconciliation of Adjusted gross margin attributable to Western Gas Partners, LP for natural gas assets to its most comparable GAAP measure below.

(2)
Adjusted gross margin for crude/NGL assets is calculated as total revenues for crude/NGL assets less cost of product for crude/NGL assets plus distributions from our equity investments in White Cliffs, the Mont Belvieu JV and the TEFR Interests. See the reconciliation of Adjusted gross margin for crude/NGL assets to its most comparable GAAP measure below.

(3)
For a reconciliation of Adjusted gross margin attributable to Western Gas Partners, LP, Adjusted EBITDA attributable to Western Gas Partners, LP and Distributable cash flow to the most directly comparable financial measure calculated and presented in accordance with GAAP, see the descriptions below.

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
Adjusted gross margin increased by $47.5 million for the three months ended March 31, 2015, primarily due to higher margins at the DJ Basin complex (including the start-up of Train I at the Lancaster plant in April 2014) and the acquisition of DBM in November 2014, partially offset by margin decreases at the Granger complex due to lower average pricing.
To facilitate investor and industry analyst comparisons between us and our peers, we also disclose Adjusted gross margin per Mcf attributable to Western Gas Partners, LP for natural gas assets and Adjusted gross margin per Bbl for crude/NGL assets. Adjusted gross margin per Mcf attributable to Western Gas Partners, LP for natural gas assets increased by $0.03 for the three months ended March 31, 2015, primarily due to the start-up of Train I at the Lancaster plant (part of the DJ Basin complex) in April 2014 and the acquisition of DBM in November 2014, partially offset by lower margins at the Non-Operated Marcellus Interest systems due to a decrease in the average gathering rate. Adjusted gross margin per Bbl for crude/NGL assets increased by $0.19 for the three months ended March 31, 2015, due to higher distributions received from TEP and FRP.

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

Adjusted EBITDA increased by $32.8 million for the three months ended March 31, 2015, primarily due to an $81.4 million increase in total revenues and a $9.4 million increase in distributions from equity investees. These amounts were partially offset by a $43.5 million increase in cost of product, an $11.6 million increase in operation and maintenance expenses, a $1.6 million increase in general and administrative expenses excluding non-cash equity-based compensation expense, and a $1.3 million increase in property and other tax expense.

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
Distributable cash flow increased by $22.9 million for the three months ended March 31, 2015, primarily due to a $32.8 million increase in Adjusted EBITDA, partially offset by a $7.2 million increase in net cash paid for interest expense and a $2.5 million increase in cash paid for maintenance capital expenditures.

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
The following tables present (a) a reconciliation of the non-GAAP financial measure of Adjusted gross margin to the GAAP measure of operating income, (b) a reconciliation of the non-GAAP financial measure of Adjusted EBITDA to the GAAP financial measures of net income attributable to Western Gas Partners, LP and net cash provided by operating activities and (c) a reconciliation of the non-GAAP financial measure of Distributable cash flow to the GAAP financial measure of net income attributable to Western Gas Partners, LP:

	Three Months Ended March 31,
thousands	2015	2014
Reconciliation of Adjusted gross margin attributable to Western Gas Partners, LP to Operating income
Adjusted gross margin attributable to Western Gas Partners, LP for natural gas assets	$233,852	$195,771
Adjusted gross margin for crude/NGL assets	20,184	10,789
Adjusted gross margin attributable to Western Gas Partners, LP	254,036	206,560
Adjusted gross margin attributable to noncontrolling interest	4,808	5,094
Equity income, net	18,220	9,251
Less:
Distributions from equity investees	21,670	12,313
Operation and maintenance	56,149	44,577
General and administrative	10,512	8,904
Property and other taxes	8,523	7,234
Depreciation, amortization and impairments	70,292	42,085
Operating income	$109,918	$105,792

	Three Months Ended March 31,
thousands	2015	2014
Reconciliation of Adjusted EBITDA attributable to Western Gas Partners, LP to Net income attributable to Western Gas Partners, LP
Adjusted EBITDA attributable to Western Gas Partners, LP	$180,900	$148,106
Less:
Distributions from equity investees	21,670	12,313
Non-cash equity-based compensation expense	1,112	1,097
Interest expense	22,960	13,961
Income tax expense	4,460	1,785
Depreciation, amortization and impairments (1)	69,644	41,448
Add:
Equity income, net	18,220	9,251
Interest income – affiliates	4,225	4,225
Other income (1) (2)	69	78
Net income attributable to Western Gas Partners, LP	$83,568	$91,056
Reconciliation of Adjusted EBITDA attributable to Western Gas Partners, LP to Net cash provided by operating activities
Adjusted EBITDA attributable to Western Gas Partners, LP	$180,900	$148,106
Adjusted EBITDA attributable to noncontrolling interest	3,872	4,326
Interest income (expense), net	(18,735)	(9,736)
Uncontributed cash-based compensation awards	(77)	53
Accretion and amortization of long-term obligations, net	2,112	680
Current income tax benefit (expense)	(702)	(792)
Other income (expense), net (2)	71	81
Distributions from equity investments in excess of cumulative earnings	(2,964)	(2,044)
Changes in operating working capital:
Accounts receivable, net	(17,672)	(15,439)
Accounts and natural gas imbalance payables and accrued liabilities, net	10,451	6,706
Other	(1,220)	1,878
Net cash provided by operating activities	$156,036	$133,819
Cash flow information of Western Gas Partners, LP
Net cash provided by operating activities	$156,036	$133,819
Net cash used in investing activities	(203,960)	(586,520)
Net cash provided by financing activities	39,509	435,064

(1)	Includes our 75% share of depreciation, amortization and impairments; and other income attributable to the Chipeta complex.

(2)	Excludes income of zero and $0.4 million for the three months ended March 31, 2015 and 2014, respectively, related to a component of a gas processing agreement accounted for as a capital lease.

	Three Months Ended March 31,
thousands except Coverage ratio	2015		2014
Reconciliation of Distributable cash flow to Net income attributable to Western Gas Partners, LP and calculation of the Coverage ratio
Distributable cash flow	$147,997		$125,126
Less:
Distributions from equity investees	21,670		12,313
Non-cash equity-based compensation expense	1,112		1,097
Interest expense, net (non-cash settled) (1)	1,420		—
Income tax (benefit) expense	4,460		1,785
Depreciation, amortization and impairments (2)	69,644		41,448
Add:
Equity income, net	18,220		9,251
Cash paid for maintenance capital expenditures (2)	12,632		10,144
Capitalized interest	3,094		3,440
Cash paid for (reimbursement of) income taxes	(138)		(340)
Other income (2) (3)	69		78
Net income attributable to Western Gas Partners, LP	$83,568		$91,056
Distributions declared (4)
Limited partners	$93,139
General partner	40,064
Total	$133,203
Coverage ratio	1.11	x

(1)
Includes accretion expense related to the Deferred purchase price obligation - Anadarko. See Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

(2)	Includes our 75% share of depreciation, amortization and impairments; cash paid for maintenance capital expenditures; and other income attributable to the Chipeta complex.

(3)	Excludes income of zero and $0.4 million for the three months ended March 31, 2015 and 2014, respectively, related to a component of a gas processing agreement accounted for as a capital lease.

(4)	Reflects cash distributions of $0.725 per unit declared for the three months ended March 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash requirements are for acquisitions and capital expenditures, debt service, customary operating expenses, quarterly distributions to our limited partners and general partner, and distributions to our noncontrolling interest owner. Our sources of liquidity as of March 31, 2015, included cash and cash equivalents, cash flows generated from operations, interest income on our $260.0 million note receivable from Anadarko, available borrowing capacity under our RCF, and issuances of additional equity or debt securities. We believe that cash flows generated from these sources will be sufficient to satisfy our short-term working capital requirements and long-term maintenance and expansion capital expenditure requirements. The amount of future distributions to unitholders will depend on our results of operations, financial condition, capital requirements and other factors, and will be determined by the Board of Directors of our general partner on a quarterly basis. Due to our cash distribution policy, we expect to rely on external financing sources, including equity and debt issuances, to fund expansion capital expenditures and future acquisitions. However, to limit interest expense, we may use operating cash flows to fund expansion capital expenditures or acquisitions, which could result in subsequent borrowings under our RCF to pay distributions or fund other short-term working capital requirements.
Our partnership agreement requires that we distribute all of our available cash (as defined in the partnership agreement) to unitholders of record on the applicable record date within 45 days of the end of each quarter. We have made cash distributions to our unitholders each quarter since our initial public offering (“IPO”) and have increased our quarterly distribution each quarter since the second quarter of 2009. On April 20, 2015, the Board of Directors of our general partner declared a cash distribution to our unitholders of $0.725 per unit, or $133.2 million in aggregate, including incentive distributions, but excluding distributions on Class C units. The cash distribution is payable on May 13, 2015, to unitholders of record at the close of business on April 30, 2015. In connection with the closing of the DBM acquisition in November 2014, we issued Class C units that will receive distributions in the form of additional Class C units until the end of 2017, unless earlier converted (see Note 3—Partnership Distributions in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q). The Class C unit distribution, if paid in cash, would have been $8.1 million for the first quarter of 2015.
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

Working capital. As of March 31, 2015, we had a $29.0 million working capital deficit, which we define as the amount by which current liabilities exceed current assets. Working capital is an indication of our liquidity and potential need for short-term funding. Our working capital requirements are driven by changes in accounts receivable and accounts payable and factors such as credit extended to, and the timing of collections from, our customers, and the level and timing of our spending for maintenance and expansion activity. Our working capital deficit as of March 31, 2015, was primarily due to the costs incurred related to projects at the DJ Basin complex, which includes the continued construction of Train II at the Lancaster plant and compressor expansions, as well as the DBM and DBJV acquisitions. As of March 31, 2015, we had $567.2 million available for borrowing under our RCF.

Capital expenditures. Our business is capital intensive, requiring significant investment to maintain and improve existing facilities or develop new midstream infrastructure. We categorize capital expenditures as either of the following:

•
maintenance capital expenditures, which include those expenditures required to maintain the existing operating capacity and service capability of our assets, such as to replace system components and equipment that have been subject to significant use over time, become obsolete or reached the end of their useful lives, to remain in compliance with regulatory or legal requirements or to complete additional well connections to maintain existing system throughput and related cash flows (for fiscal year 2015, the general partner’s Board of Directors has approved Estimated Maintenance Capital Expenditures (as defined in our partnership agreement) of $19.8 million per quarter); or

•
expansion capital expenditures, which include expenditures to construct new midstream infrastructure and those expenditures incurred to extend the useful lives of our assets, reduce costs, increase revenues or increase system throughput or capacity from current levels, including well connections that increase existing system throughput.

Capital expenditures in the consolidated statements of cash flows reflect capital expenditures on a cash basis, when payments are made. Capital incurred is presented on an accrual basis. Capital expenditures as presented in the consolidated statements of cash flows and capital incurred were as follows:

	Three Months Ended March 31,
thousands	2015	2014
Acquisitions	$1,128	$360,952

Expansion capital expenditures	$188,197	$188,884
Maintenance capital expenditures	12,743	10,266
Total capital expenditures (1)	$200,940	$199,150

Capital incurred (1)	$166,282	$185,432

(1)
Includes the noncontrolling interest owner’s share of Chipeta’s capital expenditures for all periods presented. For the three months ended March 31, 2015 and 2014, included $3.1 million and $3.4 million, respectively, of capitalized interest.

Acquisitions included the TEFR Interests in the first quarter of 2014. See Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
Capital expenditures, excluding acquisitions, increased by $1.8 million for the three months ended March 31, 2015. Expansion capital expenditures decreased by $0.7 million (including a $0.3 million decrease in capitalized interest) for the three months ended March 31, 2015, primarily due to decreases at the DJ Basin and Brasada complexes, partially offset by an increase due to the acquisition of DBM in November 2014. Maintenance capital expenditures increased by $2.5 million, primarily as a result of increased expenditures at the Non-Operated Marcellus Interest systems, Pinnacle system and the DBJV system.

Our estimated total capital expenditures for the year ending December 31, 2015, including our 75% share of Chipeta’s capital expenditures, but excluding equity investments and acquisitions, are $629 million to $689 million. Total capital expenditures including equity investments, but excluding acquisitions, are expected to be between $640 million and $700 million.

Historical cash flow. The following table and discussion present a summary of our net cash flows provided by (used in) operating activities, investing activities and financing activities:

	Three Months Ended March 31,
thousands	2015	2014
Net cash provided by (used in):
Operating activities	$156,036	$133,819
Investing activities	(203,960)	(586,520)
Financing activities	39,509	435,064
Net increase (decrease) in cash and cash equivalents	$(8,415)	$(17,637)

Operating Activities. Net cash provided by operating activities during the three months ended March 31, 2015, increased primarily due to the impact of changes in working capital items.
Refer to Operating Results within this Item 2 for a discussion of our results of operations as compared to the prior periods.

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2015, included the following:

•
$200.9 million of capital expenditures, primarily related to the construction of Train IV at the DBM complex, continued construction of Train II at the Lancaster plant (part of the DJ Basin complex) and expansion at the DBJV system;

•	$4.9 million of cash contributed to equity investments, primarily related to the expansion projects at White Cliffs, TEP and FRP;

•	$3.0 million of distributions from equity investments in excess of cumulative earnings; and

•	$1.1 million of cash paid for equipment purchases from Anadarko.

Net cash used in investing activities for the three months ended March 31, 2014, included the following:

•	$356.3 million of cash paid for the acquisition of the TEFR Interests;

•	$199.2 million of capital expenditures, primarily related to the construction of Train I at the Lancaster plant, as well as compression expansion projects, all part of the DJ Basin complex;

•	$22.0 million of cash paid related to the construction of the Front Range Pipeline, which was completed in March 2014;

•	$4.7 million of cash paid for equipment purchases from Anadarko;

•	$2.5 million of cash paid for White Cliffs expansion projects; and

•	$2.0 million of distributions from equity investments in excess of cumulative earnings.

Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2015, included the following:

•	$140.0 million of borrowings to fund capital expenditures and for general partnership purposes; and

•
$31.1 million of net proceeds from sales of common units under the $500.0 million COP (as defined and discussed in Equity Offerings within this Item 2). Net proceeds were used for general partnership purposes, including funding capital expenditures.

Net contributions from Anadarko attributable to intercompany balances were $30.1 million during the three months ended March 31, 2015, representing intercompany transactions attributable to the acquisition of DBJV.

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

Net contributions from Anadarko attributable to intercompany balances were $23.8 million during the three months ended March 31, 2014, representing intercompany transactions attributable to the acquisitions of DBJV and the TEFR Interests.

For the three months ended March 31, 2015 and 2014, we paid $126.0 million and $92.6 million, respectively, of cash distributions to our unitholders. Distributions to the noncontrolling interest owner of Chipeta totaled $3.2 million and $4.1 million for the three months ended March 31, 2015 and 2014, respectively, representing the distributions paid as of March 31 of the respective year.

Debt and credit facility. At March 31, 2015, our debt consisted of $500.0 million aggregate principal amount of 5.375% Senior Notes due 2021 (the “2021 Notes”), $670.0 million aggregate principal amount of 4.000% Senior Notes due 2022 (the “2022 Notes”), $350.0 million aggregate principal amount of 2.600% Senior Notes due 2018 (the “2018 Notes”), $400.0 million aggregate principal amount of 5.450% Senior Notes due 2044 (the “2044 Notes”), and $620.0 million of borrowings outstanding under our RCF. As of March 31, 2015, the carrying value of our outstanding debt consisted of $495.9 million of 2021 Notes, $672.8 million of 2022 Notes, $350.4 million of 2018 Notes, $393.9 million of 2044 Notes and $620.0 million of borrowings under the RCF. See Note 9—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Senior Notes. At March 31, 2015, we were in compliance with all covenants under the indentures governing the 2021 Notes, 2022 Notes, 2018 Notes and 2044 Notes.

Revolving credit facility. As of March 31, 2015, we had $620.0 million of outstanding borrowings, $12.8 million in outstanding letters of credit and $567.2 million available for borrowing under the RCF, which matures in February 2019. The interest rate on the RCF was 1.48% and 1.47% at March 31, 2015, and December 31, 2014, respectively. The facility fee rate was 0.20% at March 31, 2015, and December 31, 2014. At March 31, 2015, we were in compliance with all covenants under the RCF.

Deferred purchase price obligation - Anadarko. The consideration to be paid for the acquisition of DBJV consists of a cash payment to Anadarko due on March 31, 2020. The cash payment will be equal to eight multiplied by (a) the average of our share in the Net Earnings (see definition below) of the DBJV system for the calendar years 2018 and 2019, less (b) our share of all capital expenditures incurred for the DBJV system between March 1, 2015, and February 29, 2020. Net Earnings is defined as all revenues less cost of product, operating expenses and property taxes, in each case attributable to the DBJV system on an accrual basis. As of the acquisition date, the estimated future payment obligation was $282.8 million, which had a net present value of $174.3 million, using a discount rate of 10%. As of March 31, 2015, the net present value of this obligation was $175.7 million and has been recorded on the consolidated balance sheet under Deferred purchase price obligation - Anadarko. Accretion expense for the three months ended March 31, 2015, was $1.4 million and has been recorded as a charge to interest expense. See Note 2—Acquisitions in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Registered securities. We may issue an indeterminate amount of common units and various debt securities under our effective shelf registration statements on file with the SEC.
In August 2012, we filed a registration statement with the SEC authorizing the issuance of up to an aggregate of $125.0 million of common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of our offerings. See Note 4—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for a discussion of trades completed under the $125.0 million COP. As of December 31, 2014, we had used all the capacity to issue common units under this registration statement.
In August 2014, we filed a registration statement with the SEC authorizing the issuance of up to an aggregate of $500.0 million of common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of our offerings. See Note 4—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for a discussion of trades completed under the $500.0 million COP.

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
We expect our exposure to concentrated risk of non-payment or non-performance to continue for as long as we remain substantially dependent on Anadarko for our revenues. Additionally, we are exposed to credit risk on the note receivable from Anadarko, which was issued concurrently with the closing of our IPO. We are also party to agreements with Anadarko under which Anadarko is required to indemnify us for certain environmental claims, losses arising from rights-of-way claims, failures to obtain required consents or governmental permits and income taxes with respect to the assets acquired from Anadarko. Finally, we have entered into various commodity price swap agreements with Anadarko in order to reduce our exposure to a substantial majority of the commodity price risk inherent in our percent-of-proceeds and keep-whole contracts, and are subject to performance risk thereunder. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
Our ability to make distributions to our unitholders may be adversely impacted if Anadarko becomes unable to perform under the terms of our gathering, processing and transportation agreements, natural gas and NGL purchase agreements, Anadarko’s note payable to us, our omnibus agreement, the services and secondment agreement, contribution agreements or the commodity price swap agreements.

CONTRACTUAL OBLIGATIONS

Our contractual obligations include, among other things, a revolving credit facility, other third-party long-term debt, capital obligations related to our expansion projects and various operating leases. Refer to Note 9—Debt and Interest Expense and Note 10—Commitments and Contingencies in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for an update to our contractual obligations as of March 31, 2015, including, but not limited to, increases in committed capital.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements other than operating leases and standby letters of credit. The information pertaining to operating leases and our standby letters of credit required for this item is provided under Note 10—Commitments and Contingencies and Note 9—Debt and Interest Expense, respectively, included in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

RECENT ACCOUNTING DEVELOPMENTS

See Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

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
To mitigate our exposure to a substantial majority of the changes in commodity prices as a result of the purchase and sale of natural gas, condensate or NGLs, we currently have in place commodity price swap agreements with Anadarko expiring at various times through December 2016. On December 31, 2014, our commodity price swap agreements for the Hilight and Newcastle systems and the Granger complex (excluding the Granger straddle plant) expired without renewal. On June 30, 2015, and September 30, 2015, our commodity price swap agreements for the DJ Basin complex and Hugoton system, respectively, will expire. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
In addition, pursuant to certain of our contracts, we retain and sell drip condensate that is recovered during the gathering of natural gas. As part of this arrangement, we are required to provide a thermally equivalent volume of natural gas or the cash equivalent thereof to the shipper. Thus, our revenues for this portion of our contractual arrangement are based on the price received for the drip condensate, and our costs for this portion of our contractual arrangement depend on the price of natural gas. Historically, drip condensate sells at a price representing a discount to the price of New York Mercantile Exchange West Texas Intermediate crude oil.
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

Interest rate risk. Interest rates during the three months ended March 31, 2015, were low compared to historic rates. As of March 31, 2015, we had $620.0 million of outstanding borrowings under our RCF (which bears interest at a rate based on LIBOR or, at our option, an alternative base rate). If interest rates rise, our future financing costs could increase. A 10% change in LIBOR would have resulted in a nominal change in net income and the fair value of the borrowings under the RCF at March 31, 2015.
We may incur additional variable-rate debt in the future, either under our RCF or other financing sources, including commercial bank borrowings or debt issuances.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer of the Partnership’s general partner performed an evaluation of the Partnership’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Partnership’s disclosure controls and procedures are effective as of March 31, 2015.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Item 1A.  Risk Factors

Security holders and potential investors in our securities should carefully consider the risk factors under Part I, Item 1A in our Form 10-K for the year ended December 31, 2014, together with all of the other information included in this document, and in our other public filings, press releases and public discussions with management of the Partnership. Additionally, for a full discussion of the risks associated with Anadarko’s business, see Item 1A under Part I in Anadarko’s Form 10-K for the year ended December 31, 2014, Anadarko’s quarterly reports on Form 10-Q and Anadarko’s other public filings, press releases and public discussions with Anadarko management. We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2015, in connection with the quarterly distribution for the Class C units the Partnership issued 45,711 additional Class C units (“PIK Class C units”) to APC Midstream Holdings, LLC, a subsidiary of Anadarko and the holder of the Class C units, based on the $0.700 common unit distribution for the fourth quarter of 2014, with an implied fair value of $3.1 million. No proceeds were received as consideration for the issuance of the PIK Class C units. The Class C units were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. All outstanding Class C units will convert into common units on a one-for-one basis on December 31, 2017, unless the Partnership elects to convert such units earlier or Anadarko extends the conversion date. For more information, see Note 4—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

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

2.9#
Contribution Agreement, dated as of February 27, 2014, by and among WGR Asset Holding Company, LLC, APC Midstream Holdings, LLC, Western Gas Partners, LP, Western Gas Operating, LLC, WGR Operating, LP and Anadarko Petroleum Corporation (incorporated by reference to Exhibit 2.9 to Western Gas Partners, LP’s Annual Report on Form 10-K filed on February 28, 2014, File No. 001-34046).

2.10#
Agreement and Plan of Merger, dated October 28, 2014, by and among Western Gas Partners, LP, Maguire Midstream LLC and Nuevo Midstream, LLC (incorporated by reference to Exhibit 2.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on October 28, 2014, File No. 001-34046).

2.11#
Purchase and Sale Agreement, dated as of March 2, 2015, by and among WGR Asset Holding Company, LLC, Delaware Basin Midstream, LLC, Western Gas Partners, LP, and Anadarko Petroleum Corporation (incorporated by reference to Exhibit 2.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on March 3, 2015, File No. 001-34046).

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

Exhibit Number	Description
4.1	Specimen Unit Certificate for the Common Units (incorporated by reference to Exhibit 4.1 to Western Gas Partners, LP’s Quarterly Report on Form 10-Q filed on June 13, 2008, File No. 001-34046).
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

May 6, 2015

/s/ Donald R. Sinclair
Donald R. Sinclair President and Chief Executive Officer Western Gas Holdings, LLC (as general partner of Western Gas Partners, LP)

May 6, 2015

/s/ Benjamin M. Fink
Benjamin M. Fink Senior Vice President, Chief Financial Officer and Treasurer Western Gas Holdings, LLC (as general partner of Western Gas Partners, LP)