Form 10-Q
period 2015-06-30
Western Gas Partners LP
filed 2015-07-30
CIK 1414475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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

There were 128,574,646 common units outstanding as of July 28, 2015.

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

PART I. FINANCIAL INFORMATION (UNAUDITED)
Item 1.  Financial Statements
WESTERN GAS PARTNERS, LP
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
thousands except per-unit amounts	2015	2014 (1)	2015	2014 (1)
Revenues – affiliates
Gathering, processing and transportation of natural gas and natural gas liquids	$138,644	$107,874	$266,953	$200,557
Natural gas, natural gas liquids and drip condensate sales	120,672	157,806	237,908	279,391
Other	132	843	302	1,571
Total revenues – affiliates	259,448	266,523	505,163	481,519
Revenues – third parties
Gathering, processing and transportation of natural gas and natural gas liquids	89,592	68,011	171,127	129,825
Natural gas, natural gas liquids and drip condensate sales	52,589	9,822	99,521	25,886
Other	783	1,213	1,695	2,056
Total revenues – third parties	142,964	79,046	272,343	157,767
Total revenues	402,412	345,569	777,506	639,286
Equity income, net (2)	18,941	13,008	37,161	22,259
Operating expenses
Cost of product (3)	146,293	120,542	284,213	214,918
Operation and maintenance (3)	56,827	55,404	112,976	99,981
General and administrative (3)	8,667	8,445	19,179	17,349
Property and other taxes	8,775	7,316	17,298	14,550
Depreciation, amortization and impairments	65,961	45,305	136,253	87,390
Total operating expenses	286,523	237,012	569,919	434,188
Operating income	134,830	121,565	244,748	227,357
Interest income – affiliates	4,225	4,225	8,450	8,450
Interest expense (4)	(27,604)	(20,864)	(50,564)	(34,825)
Other income (expense), net	71	214	142	691
Income before income taxes	111,522	105,140	202,776	201,673
Income tax (benefit) expense	(1,816)	2,523	2,644	4,308
Net income	113,338	102,617	200,132	197,365
Net income attributable to noncontrolling interest	2,816	3,450	6,042	7,142
Net income attributable to Western Gas Partners, LP	$110,522	$99,167	$194,090	$190,223
Limited partners’ interest in net income:
Net income attributable to Western Gas Partners, LP	$110,522	$99,167	$194,090	$190,223
Pre-acquisition net (income) loss allocated to Anadarko	—	(4,135)	(1,742)	(6,800)
General partner interest in net (income) loss (5)	(45,915)	(28,047)	(87,908)	(52,881)
Limited partners’ interest in net income (5)	64,607	66,985	104,440	130,542
Net income per common unit – basic (6)	$0.44	$0.57	$0.70	$1.11
Net income per common unit – diluted (6)	0.44	0.57	0.70	1.11

(1)	Financial information has been recast to include the financial position and results attributable to the DBJV system. See Note 1 and Note 2.

(2)	Income earned from equity investments is classified as affiliate. See Note 1.

(3)
Cost of product includes product purchases from Anadarko (as defined in Note 1) of $52.1 million and $94.5 million for the three and six months ended June 30, 2015, respectively, and $36.9 million and $55.2 million for the three and six months ended June 30, 2014, respectively. Operation and maintenance includes charges from Anadarko of $17.5 million and $32.9 million for the three and six months ended June 30, 2015, respectively, and $16.8 million and $29.4 million for the three and six months ended June 30, 2014, respectively. General and administrative includes charges from Anadarko of $7.3 million and $14.9 million for the three and six months ended June 30, 2015, respectively, and $6.9 million and $14.2 million for the three and six months ended June 30, 2014, respectively. See Note 5.

(4)
Includes affiliate (as defined in Note 1) interest expense of $4.2 million and $5.6 million for the three and six months ended June 30, 2015, respectively, and zero for each of the three and six months ended June 30, 2014. See Note 2 and Note 9.

(5)	Represents net income earned on and subsequent to the date of acquisition of the Partnership assets (as defined in Note 1). See Note 4.

(6)	See Note 4 for the calculation of net income per unit.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS PARTNERS, LP
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

thousands except number of units	June 30, 2015	December 31, 2014 (1)
ASSETS
Current assets
Cash and cash equivalents	$87,768	$67,054
Accounts receivable, net (2)	172,663	109,243
Other current assets (3)	11,670	10,067
Total current assets	272,101	186,364
Note receivable – Anadarko	260,000	260,000
Property, plant and equipment
Cost	5,948,148	5,626,650
Less accumulated depreciation	1,165,607	1,055,207
Net property, plant and equipment	4,782,541	4,571,443
Goodwill	393,035	389,087
Other intangible assets	846,342	884,857
Equity investments	630,851	634,492
Other assets	31,172	28,289
Total assets	$7,216,042	$6,954,532
LIABILITIES, EQUITY AND PARTNERS’ CAPITAL
Current liabilities
Accounts and natural gas imbalance payables (4)	$45,376	$54,232
Accrued ad valorem taxes	18,098	14,812
Accrued liabilities	149,589	170,789
Total current liabilities	213,063	239,833
Long-term debt	2,677,023	2,422,954
Deferred income taxes	5,869	45,656
Asset retirement obligations and other	120,041	111,714
Deferred purchase price obligation – Anadarko (5)	179,886	—
Total long-term liabilities	2,982,819	2,580,324
Total liabilities	3,195,882	2,820,157
Equity and partners’ capital
Common units (128,574,646 and 127,695,130 units issued and outstanding at June 30, 2015, and December 31, 2014, respectively)	3,102,772	3,119,714
Class C units (11,077,794 and 10,913,853 units issued and outstanding at June 30, 2015, and December 31, 2014, respectively)	732,192	716,957
General partner units (2,583,068 units issued and outstanding at June 30, 2015, and December 31, 2014)	116,859	105,725
Net investment by Anadarko	—	122,509
Total partners’ capital	3,951,823	4,064,905
Noncontrolling interest	68,337	69,470
Total equity and partners’ capital	4,020,160	4,134,375
Total liabilities, equity and partners’ capital	$7,216,042	$6,954,532

(1)	Financial information has been recast to include the financial position and results attributable to the DBJV system. See Note 1 and Note 2.

(2)	Accounts receivable, net includes amounts receivable from affiliates (as defined in Note 1) of $74.5 million and $64.7 million as of June 30, 2015, and December 31, 2014, respectively.

(3)	Other current assets includes natural gas imbalance receivables from affiliates of zero and $0.2 million as of June 30, 2015, and December 31, 2014, respectively.

(4)	Accounts and natural gas imbalance payables includes amounts payable to affiliates of zero and $0.1 million as of June 30, 2015, and December 31, 2014, respectively.

(5)	See Note 2.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS PARTNERS, LP
CONSOLIDATED STATEMENT OF EQUITY AND PARTNERS’ CAPITAL
(UNAUDITED)

	Partners’ Capital
thousands	Net Investment by Anadarko	Common Units	Class C Units	General Partner Units	Noncontrolling Interest	Total
Balance at December 31, 2014 (1)	$122,509	$3,119,714	$716,957	$105,725	$69,470	$4,134,375
Net income (loss)	1,742	95,665	8,775	87,908	6,042	200,132
Issuance of common units, net of offering expenses	—	57,376	—	—	—	57,376
Amortization of beneficial conversion feature of Class C units	—	(6,460)	6,460	—	—	—
Distributions to noncontrolling interest owner	—	—	—	—	(7,175)	(7,175)
Distributions to unitholders	—	(182,525)	—	(76,722)	—	(259,247)
Acquisitions from affiliates	(196,191)	21,915	—	—	—	(174,276)
Contributions of equity-based compensation from Anadarko	—	1,713	—	34	—	1,747
Net pre-acquisition contributions from (distributions to) Anadarko	30,096	—	—	—	—	30,096
Net distributions to Anadarko of other assets	—	(4,640)	—	(86)	—	(4,726)
Elimination of net deferred tax liabilities	41,844	—	—	—	—	41,844
Other	—	14	—	—	—	14
Balance at June 30, 2015	$—	$3,102,772	$732,192	$116,859	$68,337	$4,020,160

(1)	Financial information has been recast to include the financial position and results attributable to the DBJV system. See Note 1 and Note 2.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS PARTNERS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
thousands	2015	2014 (1)
Cash flows from operating activities
Net income	$200,132	$197,365
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairments	136,253	87,390
Non-cash equity-based compensation expense	2,130	2,187
Deferred income taxes	1,825	2,218
Accretion and amortization of long-term obligations, net	7,070	1,358
Equity income, net (2)	(37,161)	(22,259)
Distributions from equity investment earnings (2)	39,034	26,793
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(46,135)	(23,860)
Increase (decrease) in accounts and natural gas imbalance payables and accrued liabilities, net	283	4,267
Change in other items, net	(1,964)	4,247
Net cash provided by operating activities	301,467	279,706
Cash flows from investing activities
Capital expenditures	(338,178)	(390,506)
Contributions in aid of construction costs from affiliates	—	182
Acquisitions from affiliates	(9,968)	(360,952)
Acquisitions from third parties	(3,514)	—
Investments in equity affiliates	(6,770)	(60,102)
Distributions from equity investments in excess of cumulative earnings (2)	8,538	9,848
Proceeds from the sale of assets to affiliates	700	—
Proceeds from the sale of assets to third parties	22	—
Net cash used in investing activities	(349,170)	(801,530)
Cash flows from financing activities
Borrowings, net of debt issuance costs	769,694	1,076,895
Repayments of debt	(520,000)	(480,000)
Increase (decrease) in outstanding checks	(2,327)	2,517
Proceeds from the issuance of common and general partner units, net of offering expenses	57,376	92,588
Distributions to unitholders	(259,247)	(191,359)
Distributions to noncontrolling interest owner	(7,175)	(7,949)
Net contributions from Anadarko	30,096	39,033
Net cash provided by financing activities	68,417	531,725
Net increase (decrease) in cash and cash equivalents	20,714	9,901
Cash and cash equivalents at beginning of period	67,054	100,728
Cash and cash equivalents at end of period	$87,768	$110,629
Supplemental disclosures
Acquisition of DBJV from Anadarko (3)	$174,276	$—
Net distributions to (contributions from) Anadarko of other assets	4,726	(43)
Interest paid, net of capitalized interest	42,165	26,346
Taxes paid (reimbursements received)	(138)	(340)
Capital lease asset transfer (4)	—	4,833

(1)	Financial information has been recast to include the financial position and results attributable to the DBJV system. See Note 1 and Note 2.

(2)	Income earned on, distributions from and contributions to equity investments are classified as affiliate. See Note 1.

(3)	See Note 2.

(4)	For the six months ended June 30, 2014, represents transfers of $4.6 million from other long-term assets associated with the capital lease component of a processing agreement.

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
The Partnership is engaged in the business of gathering, processing, compressing, treating and transporting natural gas, condensate, NGLs and crude oil for Anadarko, as well as for third-party producers and customers. As of June 30, 2015, the Partnership’s assets and investments accounted for under the equity method consisted of the following:

	Owned and Operated	Operated Interests	Non-Operated Interests	Equity Interests
Natural gas gathering systems	14	2	5	2
Natural gas treating facilities	10	5	—	1
Natural gas processing facilities	14	5	—	2
NGL pipelines	3	—	—	3
Natural gas pipelines	4	—	—	—
Oil pipelines	1	—	—	1

These assets and investments are located in the Rocky Mountains (Colorado, Utah and Wyoming), the Mid-Continent (Kansas and Oklahoma), North-central Pennsylvania and Texas. In June 2015, the Partnership completed the construction and commenced operations of Lancaster Train II, a processing plant located in the DJ Basin complex. In addition, the Partnership is constructing Trains IV and V, both processing plants, at the DBM complex (see Note 2), with operations expected to commence during the first and second halves of 2016, respectively.

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

Presentation of Partnership assets. The term “Partnership assets” refers to the assets owned and interests accounted for under the equity method (see Note 7) by the Partnership as of June 30, 2015. Because Anadarko controls the Partnership through its ownership and control of WGP, which owns the Partnership’s entire general partner interest, each acquisition of Partnership assets from Anadarko has been considered a transfer of net assets between entities under common control. As such, the Partnership assets acquired from Anadarko were initially recorded at Anadarko’s historic carrying value, which did not correlate to the total acquisition price paid by the Partnership. Further, after an acquisition of Partnership assets from Anadarko, the Partnership may be required to recast its financial statements to include the activities of such Partnership assets from the date of common control. See Note 2.
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

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

Recently issued accounting standards. The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-06, Earnings Per Share (Topic - 260)—Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions. This ASU contains guidance that addresses the historical earnings per unit presentation for master limited partnerships that apply the two-class method of calculating earnings per unit. When a general partner transfers or “drops down” net assets to a master limited partnership the transaction is accounted for as a transaction between entities under common control and the statements of operations are adjusted retrospectively to reflect the transaction. This ASU specifies that the historical earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner, and the previously reported earnings per unit of the limited partners should not change as a result of the dropdown transaction. The ASU also requires additional disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing earnings per unit under the two-class method. This ASU is effective for annual and interim periods beginning in 2016 and is required to be adopted using a retrospective approach, with early adoption permitted. While the Partnership believes it is currently in compliance with this ASU, it continues to evaluate the impact of the adoption of this ASU on its consolidated financial statements.
The FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 853-30)—Simplifying the Presentation of Debt Issuance Costs. This ASU will simplify the presentation of debt issuance costs by requiring such costs to be presented in the balance sheet as a reduction from the corresponding debt liability rather than as an asset. This ASU is effective for annual and interim periods beginning in 2016 and is required to be adopted using a retrospective approach, with early adoption permitted. The Partnership does not expect the adoption to have a material impact on its consolidated financial statements.
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
The FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and industry-specific guidance in Subtopic 932-605, Extractive Activities—Oil and Gas—Revenue Recognition, and requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. This ASU is effective for annual and interim periods beginning in 2018 and is required to be adopted using one of two retrospective application methods, with early adoption permitted in 2017. The Partnership is evaluating the impact of the adoption of this ASU on its consolidated financial statements.

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.  ACQUISITIONS AND DIVESTITURES

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

(2)
The Partnership acquired Nuevo Midstream, LLC (“Nuevo”) from a third party. Following the acquisition, the Partnership changed the name of Nuevo to Delaware Basin Midstream, LLC (“DBM”). The assets acquired include cryogenic processing plants, a gas gathering system, and related facilities and equipment, which are collectively referred to as the “DBM complex” and serve production from Reeves, Loving and Culberson Counties, Texas and Eddy and Lea Counties, New Mexico. See DBM acquisition below for further information, including the preliminary allocation of the purchase price.

(3)
The Partnership acquired Anadarko’s interest in Delaware Basin JV Gathering LLC (“DBJV”), which owns a 50% interest in a gathering system and related facilities (the “DBJV system”). The DBJV system is located in the Delaware Basin in Loving, Ward, Winkler and Reeves Counties, Texas. The Partnership will make a cash payment on March 31, 2020, to Anadarko as consideration for the acquisition of DBJV. The Partnership currently estimates the future payment will be $282.8 million, the net present value of which was $174.3 million as of the acquisition date. See DBJV acquisition—Deferred purchase price obligation - Anadarko below.

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
The following table presents the impact of the DBJV system on revenue, equity income, net and net income as presented in the Partnership’s historical consolidated statements of income:

	Three Months Ended June 30, 2014
thousands	Partnership Historical	DBJV System	Combined
Revenues	$329,944	$15,625	$345,569
Equity income, net	13,008	—	13,008
Net income	98,482	4,135	102,617

	Six Months Ended June 30, 2014
thousands	Partnership Historical	DBJV System	Combined
Revenues	$609,401	$29,885	$639,286
Equity income, net	22,259	—	22,259
Net income	189,609	7,756	197,365

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.  ACQUISITIONS AND DIVESTITURES (CONTINUED)

Deferred purchase price obligation - Anadarko. The consideration to be paid by the Partnership for the acquisition of DBJV consists of a cash payment to Anadarko due on March 31, 2020. The cash payment will be equal to eight multiplied by (a) the average of the Partnership’s share in the Net Earnings (see definition below) of the DBJV system for the calendar years 2018 and 2019, less (b) the Partnership’s share of all capital expenditures incurred for the DBJV system between March 1, 2015, and February 29, 2020. Net Earnings is defined as all revenues less cost of product, operating expenses and property taxes, in each case attributable to the DBJV system on an accrual basis. As of the acquisition date, the estimated future payment obligation was $282.8 million, which had a net present value of $174.3 million, using a discount rate of 10%. As of June 30, 2015, the net present value of this obligation was $179.9 million and has been recorded on the consolidated balance sheet under Deferred purchase price obligation - Anadarko. Accretion expense for the three and six months ended June 30, 2015, was $4.2 million and $5.6 million, respectively, and has been recorded as a charge to interest expense. The fair value measurement was calculated using Level 3 inputs, which consisted of management’s estimate of the Partnership’s share of forecasted Net Earnings and capital expenditures for the DBJV system.

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
The following is the preliminary allocation of the purchase price as of June 30, 2015, including $3.5 million of post-closing purchase price adjustments, to the assets acquired and liabilities assumed in the DBM acquisition as of the acquisition date, pending final review of certain support related to the acquired entity’s assets and liabilities:

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

Assets held for sale - Dew and Pinnacle systems. During the second quarter of 2015, the Dew and Pinnacle systems in East Texas satisfied criteria to be considered held for sale. At June 30, 2015, the Partnership’s consolidated balance sheet included current assets of $2.2 million, long-term assets of $71.9 million, current liabilities of $4.2 million and long-term liabilities of $3.0 million associated with assets held for sale. The sale of these assets is expected to close on July 31, 2015.

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

thousands except per-unit amounts Quarters Ended	Total Quarterly Distribution per Unit	Total Quarterly Cash Distribution	Date of Distribution
2014
March 31	$0.625	$98,749	May 2014
June 30	0.650	105,655	August 2014
September 30	0.675	111,608	November 2014
December 31	0.700	126,044	February 2015
2015
March 31	$0.725	$133,203	May 2015
June 30 (1)	0.750	139,736	August 2015

(1)
On July 16, 2015, the Board of Directors of the Partnership’s general partner declared a cash distribution to the Partnership’s unitholders of $0.750 per unit, or $139.7 million in aggregate, including incentive distributions, but excluding distributions on Class C units (see Class C unit distributions below). The cash distribution is payable on August 12, 2015, to unitholders of record at the close of business on July 31, 2015.

Class C unit distributions. The Class C units receive quarterly distributions at a rate equivalent to the Partnership’s common units. The distributions are paid in the form of additional Class C units (“PIK Class C units”) until the scheduled conversion date on December 31, 2017 (unless earlier converted), and the Class C units are disregarded with respect to distributions of the Partnership’s available cash until they are converted to common units. The number of additional PIK Class C units to be issued in connection with a distribution payable on the Class C units is determined by dividing the corresponding distribution attributable to the Class C units by the volume-weighted-average price of the Partnership’s common units for the ten days immediately preceding the payment date for the common unit distribution, less a 6% discount. The Partnership records the PIK Class C unit distributions at fair value at the time of issuance. This Level 2 fair value measurement uses the Partnership’s unit price as a significant input in the determination of the fair value.
The Partnership issued the following PIK Class C units to APC Midstream Holdings, LLC (“AMH”), the holder of the Class C units, for the periods presented:

thousands except unit amounts For the Quarters Ended	PIK Class C Units	Implied Fair Value	Date of Distribution
2014
December 31 (1)	45,711	$3,072	February 2015
2015
March 31	118,230	$8,101	May 2015

(1)	Prorated for the 37-day period the Class C units were outstanding during the fourth quarter of 2014.

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.  EQUITY AND PARTNERS’ CAPITAL

Equity offerings. The Partnership completed the following public offerings of its common units during 2015 and 2014, including through its Continuous Offering Programs (“COP”):

thousands except unit and per-unit amounts	Common Units Issued	GP Units Issued (1)	Price Per Unit	Underwriting Discount and Other Offering Expenses	Net Proceeds
2014
$125.0 million COP (2)	1,133,384	23,132	$73.48	$1,738	$83,245
November 2014 equity offering (3)	8,620,153	153,061	70.85	18,615	602,967
2015
$500.0 million COP (4)	873,525	—	$66.61	$782	$57,408

(1)	Represents general partner units issued to the general partner in exchange for the general partner’s proportionate capital contribution.

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

(4)
Represents common units issued during the six months ended June 30, 2015, pursuant to the Partnership’s registration statement filed with the SEC in August 2014 authorizing the issuance of up to an aggregate of $500.0 million of common units (the “$500.0 million COP”). Gross proceeds generated during the three and six months ended June 30, 2015, were $26.7 million and $58.2 million, respectively. Commissions paid during the three and six months ended June 30, 2015, were $0.3 million and $0.6 million, respectively. The price per unit in the table above represents an average price for all issuances under the $500.0 million COP during the six months ended June 30, 2015.

Class C units. In connection with the closing of the DBM acquisition in November 2014, the Partnership issued 10,913,853 Class C units to AMH at a price of $68.72 per unit, generating proceeds of $750.0 million, pursuant to the Unit Purchase Agreement (“UPA”) with Anadarko and AMH. All outstanding Class C units will convert into common units on a one-for-one basis on December 31, 2017, unless the Partnership elects to convert such units earlier or Anadarko extends the conversion date. The Class C units were issued to partially fund the acquisition of DBM, and the UPA contains an optional redemption feature that provides the Partnership the ability to redeem up to $150.0 million of the Class C units within 10 days of the receipt of cash proceeds from an entity that is not an affiliate of the Partnership or AMH, if these cash proceeds were in relation to (i) the assets of DBM, (ii) the equity interests in DBM or (iii) the equity interests in a subsidiary of the Partnership that owns a majority of the outstanding equity interests in DBM. As of June 30, 2015, no such proceeds had been received and no Class C units had been redeemed.
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

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.  EQUITY AND PARTNERS’ CAPITAL (CONTINUED)

Common, Class C and general partner units. The Partnership’s common units are listed on the New York Stock Exchange under the symbol “WES.”
The following table summarizes the common, Class C and general partner units issued during the six months ended June 30, 2015:

	Common Units	Class C Units	General Partner Units	Total
Balance at December 31, 2014	127,695,130	10,913,853	2,583,068	141,192,051
PIK Class C units	—	163,941	—	163,941
Long-Term Incentive Plan award vestings	5,991	—	—	5,991
$500.0 million COP	873,525	—	—	873,525
Balance at June 30, 2015	128,574,646	11,077,794	2,583,068	142,235,508

Holdings of Partnership equity. As of June 30, 2015, WGP held 49,296,205 common units, representing a 34.7% limited partner interest in the Partnership, and, through its ownership of the general partner, WGP indirectly held 2,583,068 general partner units, representing a 1.8% general partner interest in the Partnership, and 100% of the Partnership’s IDRs. As of June 30, 2015, other subsidiaries of Anadarko held 757,619 common units and 11,077,794 Class C units, representing an aggregate 8.3% limited partner interest in the Partnership. As of June 30, 2015, the public held 78,520,822 common units, representing a 55.2% limited partner interest in the Partnership.

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

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.  EQUITY AND PARTNERS’ CAPITAL (CONTINUED)

The following table illustrates the Partnership’s calculation of net income per unit for common units:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands except per-unit amounts	2015	2014	2015	2014
Net income attributable to Western Gas Partners, LP	$110,522	$99,167	$194,090	$190,223
Pre-acquisition net (income) loss allocated to Anadarko	—	(4,135)	(1,742)	(6,800)
General partner interest in net (income) loss	(45,915)	(28,047)	(87,908)	(52,881)
Limited partners’ interest in net income	64,607	66,985	104,440	130,542
Net income allocable to common units (1)	56,314	66,985	89,205	130,542
Net income allocable to Class C units (1)	8,293	—	15,235	—
Limited partners’ interest in net income	$64,607	$66,985	$104,440	$130,542
Net income per unit
Common units - basic	$0.44	$0.57	$0.70	$1.11
Common units – diluted (2)	0.44	0.57	0.70	1.11
Weighted-average units outstanding
Common units – basic	128,481	118,177	128,111	117,948
Class C units (2)	11,023	—	10,981	—
Common units – diluted	139,504	118,177	139,092	117,948

(1)	Adjusted to reflect amortization for the beneficial conversion feature. See Class C units above for a discussion of the Class C units.

(2)	Inclusion of Class C units in the calculation would have had an anti-dilutive effect.

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

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.  TRANSACTIONS WITH AFFILIATES (CONTINUED)

Note receivable from and Deferred purchase price obligation - Anadarko. Concurrently with the closing of the Partnership’s May 2008 initial public offering, the Partnership loaned $260.0 million to Anadarko in exchange for a 30-year note bearing interest at a fixed annual rate of 6.50%, payable quarterly. The fair value of the note receivable from Anadarko was $304.5 million and $317.8 million at June 30, 2015, and December 31, 2014, respectively. The fair value of the note reflects consideration of credit risk and any premium or discount for the differential between the stated interest rate and quarter-end market interest rate, based on quoted market prices of similar debt instruments. Accordingly, the fair value of the note receivable from Anadarko is measured using Level 2 inputs.
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
Below is a summary of the fixed price ranges on all of the Partnership’s outstanding commodity price swap agreements as of June 30, 2015:

per barrel except natural gas	2015			2016
Ethane	$18.41	−	23.41	$23.11
Propane	47.08	−	52.99	52.90
Isobutane	62.09	−	74.02	73.89
Normal butane	54.62	−	65.04	64.93
Natural gasoline	72.88	−	81.82	81.68
Condensate	76.47	−	81.82	81.68
Natural gas (per MMBtu)	4.66	−	5.96	4.87

The following table summarizes gains and losses upon settlement of commodity price swap agreements:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2015	2014	2015	2014
Gains (losses) on commodity price swap agreements related to sales: (1)
Natural gas sales	$22,344	$2,013	$33,326	$(1,654)
Natural gas liquids sales	38,297	34,554	82,729	44,009
Total	60,641	36,567	116,055	42,355
Losses on commodity price swap agreements related to purchases (2)	(41,720)	(18,529)	(75,899)	(18,548)
Net gains (losses) on commodity price swap agreements	$18,921	$18,038	$40,156	$23,807

(1)	Reported in affiliate natural gas, natural gas liquids and drip condensate sales in the consolidated statements of income in the period in which the related sale is recorded.

(2)	Reported in cost of product in the consolidated statements of income in the period in which the related purchase is recorded.

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.  TRANSACTIONS WITH AFFILIATES (CONTINUED)

DJ Basin complex and Hugoton system swap extensions. On June 25, 2015, the Partnership extended its commodity price swap agreements with Anadarko for the DJ Basin complex from July 1, 2015, through December 31, 2015, and for the Hugoton system from October 1, 2015, through December 31, 2015. The table below summarizes the swap prices compared to the forward market prices on the date the commodity price swap extensions were executed.

	DJ Basin Complex		Hugoton System
per barrel except natural gas	2015 Swap Prices	Market Prices (1)	2015 Swap Prices	Market Prices (1)
Ethane	$18.41	$1.96	—	—
Propane	47.08	13.10	—	—
Isobutane	62.09	19.75	—	—
Normal butane	54.62	18.99	—	—
Natural gasoline	72.88	52.59	—	—
Condensate	76.47	52.59	$78.61	$32.56
Natural gas (per MMBtu)	5.96	2.75	5.50	2.74

(1)	Represents the New York Mercantile Exchange forward strip price as of June 25, 2015, adjusted for location, basis and, in the case of NGLs, transportation and fractionation costs.

Revenues or costs attributable to volumes settled during the respective extension period, at the applicable market price in the above table, will be recognized in the consolidated statements of income. The Partnership will also record a capital contribution from Anadarko in the Partnership’s consolidated statement of equity and partners’ capital for the amount by which the swap price exceeds the applicable market price in the above table.

Gas gathering and processing agreements. The Partnership has significant gas gathering and processing arrangements with affiliates of Anadarko on a majority of its systems. The Partnership’s gathering, transportation and treating throughput (excluding equity investment throughput and throughput measured in barrels) attributable to natural gas production owned or controlled by Anadarko was 47% for the three and six months ended June 30, 2015, and 50% and 49% for the three and six months ended June 30, 2014, respectively. The Partnership’s processing throughput (excluding equity investment throughput and throughput measured in barrels) attributable to natural gas production owned or controlled by Anadarko was 52% for the three and six months ended June 30, 2015, and 58% for the three and six months ended June 30, 2014.

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

WES LTIP. The general partner awards phantom units under the Western Gas Partners, LP 2008 Long-Term Incentive Plan (“WES LTIP”) primarily to its independent directors, but also from time to time to its executive officers and Anadarko employees performing services for the Partnership. The phantom units awarded to the independent directors vest one year from the grant date, while all other awards are subject to graded vesting over a three-year service period. Compensation expense is recognized over the vesting period and was $0.1 million and $0.2 million for the three and six months ended June 30, 2015, respectively, and $0.2 million and $0.3 million for the three and six months ended June 30, 2014, respectively.

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.  TRANSACTIONS WITH AFFILIATES (CONTINUED)

WGP LTIP and Anadarko Incentive Plans. General and administrative expenses included $1.0 million and $2.0 million for the three and six months ended June 30, 2015, respectively, and $0.9 million and $1.8 million for the three and six months ended June 30, 2014, respectively, of equity-based compensation expense, allocated to the Partnership by Anadarko, for awards granted to the executive officers of the general partner and other employees under the Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan (“WGP LTIP”) and the Anadarko Petroleum Corporation 2008 and 2012 Omnibus Incentive Compensation Plans (collectively referred to as the “Anadarko Incentive Plans”). Of this amount, $1.7 million is reflected as a contribution to partners’ capital in the Partnership’s consolidated statement of equity and partners’ capital for the six months ended June 30, 2015.

Equipment purchases and sales. The following table summarizes the Partnership’s purchases from and sales to Anadarko for pipe and equipment:

	Six Months Ended June 30,
	2015	2014	2015	2014
thousands	Purchases		Sales
Cash consideration	$9,968	$4,702	$700	$—
Net carrying value	4,908	4,745	366	—
Partners’ capital adjustment	$5,060	$(43)	$334	$—

Summary of affiliate transactions. The following table summarizes affiliate transactions, which include revenue from affiliates, reimbursement of operating expenses and purchases of natural gas:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2015	2014	2015	2014
Revenues (1)	$259,448	$266,523	$505,163	$481,519
Equity income, net (1)	18,941	13,008	37,161	22,259
Cost of product (1)	52,139	36,890	94,546	55,246
Operation and maintenance (2)	17,496	16,827	32,872	29,378
General and administrative (3)	7,319	6,924	14,885	14,227
Operating expenses	76,954	60,641	142,303	98,851
Interest income (4)	4,225	4,225	8,450	8,450
Interest expense (5)	4,190	—	5,610	—
Distributions to unitholders (6)	76,353	56,325	148,048	108,207

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

(4)	Represents interest income recognized on the note receivable from Anadarko.

(5)	For the three and six months ended June 30, 2015, includes accretion expense recognized on the Deferred purchase price obligation - Anadarko for the acquisition of DBJV (see Note 2 and Note 9).

(6)	Represents distributions paid under the partnership agreement (see Note 3 and Note 4).

Concentration of credit risk. Anadarko was the only customer from whom revenues exceeded 10% of the Partnership’s consolidated revenues for all periods presented in the consolidated statements of income.

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.  PROPERTY, PLANT AND EQUIPMENT

A summary of the historical cost of the Partnership’s property, plant and equipment is as follows:

thousands	Estimated Useful Life	June 30, 2015	December 31, 2014
Land	n/a	$3,336	$2,884
Gathering systems	3 to 47 years	5,527,042	4,972,892
Pipelines and equipment	15 to 45 years	136,303	151,107
Assets under construction	n/a	262,334	483,347
Other	3 to 40 years	19,133	16,420
Total property, plant and equipment		5,948,148	5,626,650
Accumulated depreciation		1,165,607	1,055,207
Net property, plant and equipment		$4,782,541	$4,571,443

The cost of property classified as “Assets under construction” is excluded from capitalized costs being depreciated. These amounts represent property that is not yet suitable to be placed into productive service as of the respective balance sheet date.
During 2015, the Partnership recognized impairments of $9.5 million, primarily due to the abandonment of compressors at the MIGC system and the DJ Basin complex. See Note 2 for a discussion of the Partnership’s assets held for sale as of June 30, 2015.

7. EQUITY INVESTMENTS

The following table presents the activity in the Partnership’s equity investments for the six months ended June 30, 2015:

	Equity Investments
thousands	Fort Union	White Cliffs	Rendezvous	Mont Belvieu JV	TEG	TEP	FRP	Total
Balance at December 31, 2014	$25,933	$44,315	$56,336	$121,337	$16,790	$198,793	$170,988	$634,492
Investment earnings (loss), net of amortization	3,191	7,214	1,001	11,377	231	6,818	7,329	37,161
Contributions	—	4,370	—	(433)	—	1,430	1,403	6,770
Distributions	(3,656)	(6,923)	(1,972)	(12,035)	(436)	(6,944)	(7,068)	(39,034)
Distributions in excess of cumulative earnings (1)	—	(2,026)	(1,863)	(1,025)	(80)	(2,798)	(746)	(8,538)
Balance at June 30, 2015	$25,468	$46,950	$53,502	$119,221	$16,505	$197,299	$171,906	$630,851

(1)	Distributions in excess of cumulative earnings, classified as investing cash flows in the consolidated statements of cash flows, is calculated on an individual investment basis.

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.  COMPONENTS OF WORKING CAPITAL

A summary of other current assets is as follows:

thousands	June 30, 2015	December 31, 2014
Natural gas liquids inventory	$6,447	$5,316
Natural gas imbalance receivables	1,016	415
Prepaid insurance	346	2,443
Other	3,861	1,893
Total other current assets	$11,670	$10,067

A summary of accrued liabilities is as follows:

thousands	June 30, 2015	December 31, 2014
Accrued capital expenditures	$78,086	$128,856
Accrued plant purchases	37,928	14,023
Accrued interest expense	26,071	24,741
Short-term asset retirement obligations	4,450	1,224
Short-term remediation and reclamation obligations	475	475
Income taxes payable	416	207
Other	2,163	1,263
Total accrued liabilities	$149,589	$170,789

9.  DEBT AND INTEREST EXPENSE

At June 30, 2015, the Partnership’s debt consisted of 5.375% Senior Notes due 2021 (the “2021 Notes”), 4.000% Senior Notes due 2022 (the “2022 Notes”), 2.600% Senior Notes due 2018 (the “2018 Notes”), 5.450% Senior Notes due 2044 (the “2044 Notes”), 3.950% Senior Notes due 2025 (the “2025 Notes”), and borrowings on the senior unsecured revolving credit facility (“RCF”).
The following table presents the Partnership’s outstanding debt as of June 30, 2015, and December 31, 2014:

	June 30, 2015			December 31, 2014
thousands	Principal	Carrying Value	Fair Value (1)	Principal	Carrying Value	Fair Value (1)
2021 Notes	$500,000	$495,995	$544,930	$500,000	$495,714	$549,530
2022 Notes	670,000	672,752	673,994	670,000	672,930	681,942
2018 Notes	350,000	350,412	352,497	350,000	350,474	352,162
2044 Notes	400,000	393,879	400,692	400,000	393,836	417,619
2025 Notes	500,000	493,985	482,161	—	—	—
RCF	270,000	270,000	270,000	510,000	510,000	510,000
Total long-term debt	$2,690,000	$2,677,023	$2,724,274	$2,430,000	$2,422,954	$2,511,253

(1)	Fair value is measured using Level 2 inputs.

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.  DEBT AND INTEREST EXPENSE (CONTINUED)

Debt activity. The following table presents the debt activity of the Partnership for the six months ended June 30, 2015:

thousands	Carrying Value
Balance at December 31, 2014	$2,422,954
RCF borrowings	280,000
Issuance of 2025 Notes	500,000
Repayments of RCF	(520,000)
Other	(5,931)
Balance at June 30, 2015	$2,677,023

Senior Notes. The 2025 Notes issued in June 2015 were offered at a price to the public of 98.789% of the face amount. Including the effects of the issuance and underwriting discounts, the effective interest rate of the 2025 Notes is 4.205%. Interest is paid semi-annually on June 1 and December 1 of each year. Proceeds (net of underwriting discount of $3.3 million, original issue discount and debt issuance costs) were used to repay a portion of the amount outstanding under the Partnership’s RCF.
At June 30, 2015, the Partnership was in compliance with all covenants under the indentures governing its outstanding notes.

Revolving credit facility. The interest rate on the RCF, which matures in February 2019, was 1.49% and 1.46% at June 30, 2015, and June 30, 2014, respectively. The facility fee rate was 0.20% at June 30, 2015, and June 30, 2014.
As of June 30, 2015, the Partnership had $270.0 million of outstanding borrowings, $12.8 million in outstanding letters of credit and $917.2 million available for borrowing under the RCF. At June 30, 2015, the Partnership was in compliance with all covenants under the RCF.

Interest expense. The following table summarizes the amounts included in interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2015	2014	2015	2014
Third parties
Long-term debt	$24,733	$21,445	$48,075	$37,580
Amortization of debt issuance costs and commitment fees	1,374	1,426	2,666	2,692
Capitalized interest	(2,693)	(2,007)	(5,787)	(5,447)
Total interest expense – third parties	23,414	20,864	44,954	34,825
Affiliates
Deferred purchase price obligation – Anadarko (1)	4,190	—	5,610	—
Total interest expense – affiliates	4,190	—	5,610	—
Interest expense	$27,604	$20,864	$50,564	$34,825

(1)	See Note 2 for a discussion of the accretion and present value of the Deferred purchase price obligation - Anadarko.

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

Other commitments. The Partnership has short-term payment obligations, or commitments, related to its capital spending programs, as well as those of its unconsolidated affiliates. As of June 30, 2015, the Partnership had unconditional payment obligations for services to be rendered or products to be delivered in connection with its capital projects of $52.3 million, the majority of which is expected to be paid in the next twelve months. These commitments relate primarily to construction of Trains IV and V at the DBM complex and continued expansion at the DJ Basin complex, as well as projects at the Haley system.

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
Rent expense associated with the office, warehouse and equipment leases was $4.5 million and $8.7 million for the three and six months ended June 30, 2015, respectively, and $2.0 million and $4.3 million for the three and six months ended June 30, 2014, respectively.

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

•
other factors discussed below, in “Risk Factors” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates,” included in our 2014 Form 10-K, in our quarterly reports on Form 10-Q and in our other public filings and press releases.

The risk factors and other factors noted throughout or incorporated by reference in this report could cause actual results to differ materially from those contained in any forward-looking statement. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

EXECUTIVE SUMMARY

We are a growth-oriented Delaware MLP formed by Anadarko to acquire, own, develop and operate midstream energy assets. We currently own or have investments in assets located in the Rocky Mountains (Colorado, Utah and Wyoming), the Mid-Continent (Kansas and Oklahoma), North-central Pennsylvania and Texas, and are engaged in the business of gathering, processing, compressing, treating and transporting natural gas, condensate, NGLs and crude oil for Anadarko, as well as for third-party producers and customers. As of June 30, 2015, our assets and investments accounted for under the equity method consisted of the following:

	Owned and Operated	Operated Interests	Non-Operated Interests	Equity Interests
Natural gas gathering systems	14	2	5	2
Natural gas treating facilities	10	5	—	1
Natural gas processing facilities	14	5	—	2
NGL pipelines	3	—	—	3
Natural gas pipelines	4	—	—	—
Oil pipelines	1	—	—	1

Significant financial and operational highlights during the six months ended June 30, 2015, included the following:

•	We completed the acquisition of Delaware Basin JV Gathering LLC from Anadarko. See Acquisitions and Divestitures below.

•
We issued $500.0 million aggregate principal amount of 3.950% Senior Notes due 2025. Net proceeds were used to repay a portion of the amount outstanding under our RCF. See Liquidity and Capital Resources within this Item 2 for additional information.

•	In June 2015, we completed the construction and commenced operations of Lancaster Train II, a 300 MMcf/d processing plant located in the DJ Basin complex in Northeast Colorado.

•
We issued 873,525 common units to the public under our $500.0 million Continuous Offering Program (see Equity Offerings below), generating net proceeds of $57.4 million. Net proceeds were used for general partnership purposes, including funding capital expenditures.

•
We raised our distribution to $0.750 per unit for the second quarter of 2015, representing a 3% increase over the distribution for the first quarter of 2015 and a 15% increase over the distribution for the second quarter of 2014.

•
Throughput attributable to Western Gas Partners, LP for natural gas assets totaled 4,083 MMcf/d and 4,000 MMcf/d for the three and six months ended June 30, 2015, respectively, representing a 13% increase compared to the same periods in 2014.

•
Adjusted gross margin attributable to Western Gas Partners, LP for natural gas assets (as defined under the caption Key Performance Metrics within this Item 2) averaged $0.69 per Mcf and $0.68 per Mcf for the three and six months ended June 30, 2015, respectively, representing a 1% and 5% increase, respectively, compared to the same periods in 2014.

•
Adjusted gross margin for crude/NGL assets (as defined under the caption Key Performance Metrics within this Item 2) averaged $1.80 per Bbl and $1.76 per Bbl for the three and six months ended June 30, 2015, respectively, representing a 13% and 4% decrease, respectively, compared to the same periods in 2014.

•
On June 25, 2015, we extended our commodity price swap agreements with Anadarko for the DJ Basin complex from July 1, 2015, through December 31, 2015, and for the Hugoton system from October 1, 2015, through December 31, 2015. The prices set forth in the extended swaps are more favorable than prevailing market prices on the date the extended commodity price swap agreements were executed. There can be no assurance that these commodity price swap agreements will be renewed or extended beyond December 31, 2015, on similar terms or at all. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further information.

ACQUISITIONS AND DIVESTITURES

Acquisitions. The following table presents our acquisitions during 2015 and 2014, and identifies the funding sources for such acquisitions. See Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

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

(2)
We acquired Nuevo Midstream, LLC (“Nuevo”) from a third party. Following the acquisition, we changed the name of Nuevo to Delaware Basin Midstream, LLC (“DBM”). The assets acquired include cryogenic processing plants, a gas gathering system, and related facilities and equipment, which are collectively referred to as the “DBM complex” and serve production from Reeves, Loving and Culberson Counties, Texas and Eddy and Lea Counties, New Mexico. See Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further information, including the preliminary allocation of the purchase price.

(3)
We acquired Anadarko’s interest in Delaware Basin JV Gathering LLC (“DBJV”), which owns a 50% interest in a gathering system and related facilities (the “DBJV system”). The DBJV system is located in the Delaware Basin in Loving, Ward, Winkler and Reeves Counties, Texas. We will make a cash payment on March 31, 2020, to Anadarko as consideration for the acquisition of DBJV. We currently estimate the future payment will be $282.8 million, the net present value of which was $174.3 million as of the acquisition date. See Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Assets held for sale - Dew and Pinnacle systems. During the second quarter of 2015, the Dew and Pinnacle systems in East Texas satisfied criteria to be considered held for sale. At June 30, 2015, our consolidated balance sheet included current assets of $2.2 million, long-term assets of $71.9 million, current liabilities of $4.2 million and long-term liabilities of $3.0 million associated with assets held for sale. The sale of these assets is expected to close on July 31, 2015.

Presentation of Partnership assets. The term “Partnership assets” refers to the assets owned and interests accounted for under the equity method (see Note 7—Equity Investments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q) by us as of June 30, 2015. Because Anadarko controls us through its ownership and control of WGP, which owns the entire interest in our general partner, each of our acquisitions of Partnership assets from Anadarko has been considered a transfer of net assets between entities under common control. As such, the Partnership assets we acquired from Anadarko were initially recorded at Anadarko’s historic carrying value, which did not correlate to the total acquisition price paid by us (see Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q). Further, after an acquisition of Partnership assets from Anadarko, we may be required to recast our financial statements to include the activities of such Partnership assets from the date of common control.
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

EQUITY OFFERINGS

Equity offerings. We completed the following public offerings of our common units during 2015 and 2014, including through our Continuous Offering Programs (“COP”):

thousands except unit and per-unit amounts	Common Units Issued	GP Units Issued (1)	Price Per Unit	Underwriting Discount and Other Offering Expenses	Net Proceeds
2014
$125.0 million COP (2)	1,133,384	23,132	$73.48	$1,738	$83,245
November 2014 equity offering (3)	8,620,153	153,061	70.85	18,615	602,967
2015
$500.0 million COP (4)	873,525	—	$66.61	$782	$57,408

(1)	Represents general partner units issued to the general partner in exchange for the general partner’s proportionate capital contribution.

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

(4)
Represents common units issued during the six months ended June 30, 2015, pursuant to our registration statement filed with the SEC in August 2014 authorizing the issuance of up to an aggregate of $500.0 million of common units (the “$500.0 million COP”). Gross proceeds generated during the three and six months ended June 30, 2015, were $26.7 million and $58.2 million, respectively. Commissions paid during the three and six months ended June 30, 2015, were $0.3 million and $0.6 million, respectively. The price per unit in the table above represents an average price for all issuances under the $500.0 million COP during the six months ended June 30, 2015.

Other equity offerings. In November 2014, we issued 10,913,853 Class C units to a subsidiary of Anadarko at an implied price of $68.72 per unit, generating proceeds of $750.0 million, all of which was used to fund a portion of the acquisition of DBM. See Note 2—Acquisitions and Divestitures and Note 4—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

RESULTS OF OPERATIONS

OPERATING RESULTS

The following tables and discussion present a summary of our results of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2015	2014	2015	2014
Gathering, processing and transportation of natural gas and natural gas liquids	$228,236	$175,885	$438,080	$330,382
Natural gas, natural gas liquids and drip condensate sales	173,261	167,628	337,429	305,277
Other	915	2,056	1,997	3,627
Total revenues (1)	402,412	345,569	777,506	639,286
Equity income, net	18,941	13,008	37,161	22,259
Total operating expenses (1)	286,523	237,012	569,919	434,188
Operating income	134,830	121,565	244,748	227,357
Interest income – affiliates	4,225	4,225	8,450	8,450
Interest expense	(27,604)	(20,864)	(50,564)	(34,825)
Other income (expense), net	71	214	142	691
Income before income taxes	111,522	105,140	202,776	201,673
Income tax (benefit) expense	(1,816)	2,523	2,644	4,308
Net income	113,338	102,617	200,132	197,365
Net income attributable to noncontrolling interest	2,816	3,450	6,042	7,142
Net income attributable to Western Gas Partners, LP	$110,522	$99,167	$194,090	$190,223
Key performance metrics (2)
Adjusted gross margin attributable to Western Gas Partners, LP	$277,360	$244,420	$531,396	$450,980
Adjusted EBITDA attributable to Western Gas Partners, LP	205,452	175,289	386,352	323,395
Distributable cash flow	173,308	143,794	321,305	268,920

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

For purposes of the following discussion, any increases or decreases “for the three months ended June 30, 2015” refer to the comparison of the three months ended June 30, 2015, to the three months ended June 30, 2014; any increases or decreases “for the six months ended June 30, 2015” refer to the comparison of the six months ended June 30, 2015, to the six months ended June 30, 2014; and any increases or decreases “for the three and six months ended June 30, 2015” refer to the comparison of these 2015 periods to the corresponding three and six month periods ended June 30, 2014.

Throughput

	Three Months Ended June 30,			Six Months Ended June 30,
MMcf/d (except throughput measured in barrels)	2015	2014	Inc/ (Dec)	2015	2014	Inc/ (Dec)
Throughput for natural gas assets
Gathering, treating and transportation	1,605	1,673	(4)%	1,630	1,660	(2)%
Processing	2,465	1,971	25%	2,362	1,885	25%
Equity investment (1)	172	153	12%	169	170	(1)%
Total throughput for natural gas assets	4,242	3,797	12%	4,161	3,715	12%
Throughput attributable to noncontrolling interest for natural gas assets	159	171	(7)%	161	172	(6)%
Total throughput attributable to Western Gas Partners, LP for natural gas assets (2)	4,083	3,626	13%	4,000	3,543	13%
Total throughput (MBbls/d) for crude/NGL assets (3)	134	115	17%	133	97	37%

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

Gathering, treating and transportation throughput decreased by 68 MMcf/d and 30 MMcf/d for the three and six months ended June 30, 2015, respectively, primarily due to production declines in the areas around the Anadarko-Operated Marcellus Interest systems and the Bison facility, and for the three months ended June 30, 2015, decreases at the Non-Operated Marcellus Interest systems as a result of a third-party curtailment of production. These decreases were partially offset by higher volumes at the DJ Basin complex due to increased production in the area.
Processing throughput increased by 494 MMcf/d and 477 MMcf/d for the three and six months ended June 30, 2015, respectively, primarily due to increased production in areas around the DJ Basin complex and the DBJV system, as well as the acquisition of DBM in November 2014, partially offset by decreased throughput at the Chipeta complex.
Equity investment throughput increased by 19 MMcf/d for the three months ended June 30, 2015, primarily due to volumes being diverted from the third-party Bison pipeline to the Fort Union system, as well as increased throughput at the Rendezvous system.
Throughput for crude/NGL assets measured in barrels increased by 19 MBbls/d and 36 MBbls/d for the three and six months ended June 30, 2015, respectively, due to an increase in volumes from FRP and TEP, and the third quarter 2014 in-service date of a White Cliffs pipeline expansion. The increase during the three months ended June 30, 2015, was partially offset by a decrease at the Mont Belvieu JV due to lower inlet throughput.

Gathering, Processing and Transportation of Natural Gas and Natural Gas Liquids

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages	2015	2014	Inc/ (Dec)	2015	2014	Inc/ (Dec)
Gathering, processing and transportation of natural gas and natural gas liquids	$228,236	$175,885	30%	$438,080	$330,382	33%

Revenues from gathering, processing and transportation of natural gas and natural gas liquids increased by $52.4 million and $107.7 million for the three and six months ended June 30, 2015, respectively, primarily due to increases of (i) $38.6 million and $81.8 million, respectively, at the DJ Basin complex resulting from increased throughput, a higher gathering fee, and the introduction of a condensate handling fee in the first quarter of 2015, (ii) $15.8 million and $26.0 million, respectively, due to the acquisition of DBM in November 2014, (iii) $3.1 million and $5.9 million, respectively, at the Brasada complex due to increased throughput and a higher processing fee, as well as revenues from treating services beginning in the first quarter of 2015, and (iv) $3.0 million and $5.8 million, respectively, at the Hilight system due to higher throughput. These increases were partially offset by decreases of $5.2 million and $10.2 million, respectively, at the Non-Operated Marcellus Interest systems due to a decrease in average gathering rate and a third-party curtailment of production.

Natural Gas, Natural Gas Liquids and Drip Condensate Sales

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages and per-unit amounts	2015	2014	Inc/ (Dec)	2015	2014	Inc/ (Dec)
Natural gas sales	$70,522	$37,102	90%	$131,209	$67,995	93%
Natural gas liquids sales	92,317	118,647	(22)%	183,253	214,461	(15)%
Drip condensate sales	10,422	11,879	(12)%	22,967	22,821	1%
Total	$173,261	$167,628	3%	$337,429	$305,277	11%
Average price per unit:
Natural gas (per Mcf)	$3.71	$4.34	(15)%	$3.67	$4.30	(15)%
Natural gas liquids (per Bbl)	20.87	47.90	(56)%	23.10	46.45	(50)%
Drip condensate (per Bbl)	35.41	89.57	(60)%	44.53	83.48	(47)%

For the three and six months ended June 30, 2015, average natural gas, NGL and drip condensate prices included the effects of commodity price swap agreements attributable to sales for the Hugoton system, the MGR assets and the DJ Basin complex. For the three and six months ended June 30, 2014, average natural gas, NGL and drip condensate prices included the effects of commodity price swap agreements attributable to sales for the Hilight, Hugoton and Newcastle systems, the DJ Basin and Granger complexes, and the MGR assets. On December 31, 2014, our commodity price swap agreements for the Hilight and Newcastle systems and the Granger complex (excluding the Granger straddle plant) expired without renewal. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Including the effects of commodity price swap agreements, total natural gas, natural gas liquids and drip condensate sales increased by $5.6 million for the three months ended June 30, 2015, consisting of a $33.4 million increase in natural gas sales, partially offset by decreases of $26.3 million in NGLs sales and $1.5 million in drip condensate sales.
Including the effects of commodity price swap agreements, total natural gas, natural gas liquids and drip condensate sales increased by $32.2 million for the six months ended June 30, 2015, consisting of increases of $63.2 million in natural gas sales and $0.1 million in drip condensate sales, partially offset by a decrease of $31.2 million in NGLs sales.
The growth in natural gas sales for the three and six months ended June 30, 2015, was primarily due to increases of (i) $20.4 million and $44.7 million, respectively, due to the acquisition of DBM in November 2014 and (ii) $19.3 million and $26.3 million, respectively, at the DJ Basin complex due to an increase in volumes sold. These increases were partially offset by decreases of $4.4 million and $5.3 million for the three and six months ended June 30, 2015, respectively, at the Hilight system due to a decrease in average price as a result of the expiration of swap agreements in December 2014. In addition, the increase in natural gas sales for the three months ended June 30, 2015, was partially offset by a decrease of $1.2 million at the MGR assets due to a decrease in volumes sold.
The decline in NGLs sales for the three and six months ended June 30, 2015, was primarily due to decreases of (i) $17.8 million and $33.9 million, respectively, at the Granger complex due to a decrease in average price as a result of the expiration of swap agreements in December 2014, as well as a decrease in volumes sold, (ii) $11.8 million and $16.7 million, respectively, at the Hilight system due to a decrease in average price as a result of the expiration of swap agreements in December 2014, (iii) $18.4 million and $15.2 million, respectively, at the DJ Basin complex due to a decrease in volumes sold, (iv) $4.3 million and $9.1 million, respectively, at the Chipeta complex due to a decrease in average price, and (v) $4.4 million and $6.9 million, respectively, at the MGR assets due to a decrease in volumes sold. These decreases were partially offset by increases of $31.0 million and $51.8 million for the three and six months ended June 30, 2015, respectively, due to the acquisition of DBM in November 2014.
The decline in drip condensate sales for the three months ended June 30, 2015, was primarily due to a decrease of $1.3 million at the DJ Basin complex as a result of fewer volumes sold.

Equity Income, Net

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages	2015	2014	Inc/ (Dec)	2015	2014	Inc/ (Dec)
Equity income, net	$18,941	$13,008	46%	$37,161	$22,259	67%

For the three and six months ended June 30, 2015, equity income, net increased by $5.9 million and $14.9 million, respectively, primarily due to a full second quarter 2015 of equity income recognized from the TEFR Interests and the third quarter 2014 in-service date of a White Cliffs pipeline expansion, partially offset by a decrease in equity income from the Mont Belvieu JV.

Cost of Product and Operation and Maintenance Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages	2015	2014	Inc/ (Dec)	2015	2014	Inc/ (Dec)
NGL purchases	$73,362	$55,535	32%	$137,560	$103,416	33%
Residue purchases	65,939	50,730	30%	132,778	87,899	51%
Other	6,992	14,277	(51)%	13,875	23,603	(41)%
Cost of product	146,293	120,542	21%	284,213	214,918	32%
Operation and maintenance	56,827	55,404	3%	112,976	99,981	13%
Total cost of product and operation and maintenance expenses	$203,120	$175,946	15%	$397,189	$314,899	26%

Cost of product expense for the three and six months ended June 30, 2015, included the effects of commodity price swap agreements attributable to purchases for the Hugoton system, the MGR assets and the DJ Basin complex. Cost of product expense for the three and six months ended June 30, 2014, included the effects of commodity price swap agreements attributable to purchases for the Hilight, Hugoton and Newcastle systems, the DJ Basin and Granger complexes and the MGR assets. On December 31, 2014, our commodity price swap agreements for the Hilight and Newcastle systems and the Granger complex (excluding the Granger straddle plant) expired without renewal. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
Including the effects of commodity price swap agreements on purchases, cost of product expense for the three months ended June 30, 2015, increased by $25.8 million, consisting of $17.8 million in NGL purchases and $15.2 million in residue purchases, partially offset by a decrease of $7.3 million in other.
The increase in NGL purchases for the three months ended June 30, 2015, was primarily due to increases of (i) $29.0 million due to the acquisition of DBM in November 2014 and (ii) $3.5 million at the DJ Basin complex due to an increase in average swap price and volume. These increases were partially offset by decreases of (i) $10.5 million at the Hilight system and the Granger complex due to decreases in average prices as a result of the expiration of swap agreements in December 2014 and (ii) $3.1 million at the Chipeta complex due to a decrease in average price.
The increase in residue purchases for the three months ended June 30, 2015, was primarily due to increases of (i) $19.8 million due to the acquisition of DBM in November 2014 and (ii) $7.4 million at the DJ Basin complex due to an increase in average swap price and volume. These increases were partially offset by decreases of (i) $8.2 million at the Granger complex and the Hilight system due to decreases in average prices as a result of the expiration of swap agreements in December 2014 and (ii) $2.0 million at the Granger straddle plant due to a decrease in volume.
The decrease in other items for the three months ended June 30, 2015, was primarily due to changes in imbalance positions at the DJ Basin complex.
The $1.4 million increase in operation and maintenance expense for three months ended June 30, 2015, was primarily due to an increase of $8.3 million due to the acquisition of DBM in November 2014, partially offset by a decrease of $3.2 million at the Non-Operated Marcellus Interest systems due to a decrease in third party operating expense.

Including the effects of commodity price swap agreements on purchases, cost of product expense for the six months ended June 30, 2015, increased by $69.3 million, consisting of $34.1 million in NGL purchases and $44.9 million in residue purchases, partially offset by a decrease of $9.7 million in other.
The increase in NGL purchases for the six months ended June 30, 2015, was primarily due to an increase of $48.9 million due to the acquisition of DBM in November 2014 partially offset by decreases of (i) $14.1 million at the Hilight system and the Granger complex due to decreases in average prices as a result of the expiration of swap agreements in December 2014 and (ii) $6.6 million at the Chipeta complex due to a decrease in average price.
The increase in residue purchases for the six months ended June 30, 2015, was primarily due to increases of (i) $43.5 million due to the acquisition of DBM in November 2014 and (ii) $20.1 million at the DJ Basin complex due to an increase in average swap price and volume. These increases were partially offset by decreases of (i) $14.3 million at the Granger complex and the Hilight system due to decreases in average prices as a result of the expiration of swap agreements in December 2014 and (ii) $2.5 million at the Granger straddle plant due to a decrease in volume.
The decrease in other items for the six months ended June 30, 2015, was primarily due to changes in imbalance positions at the DJ Basin complex.
The $13.0 million increase in operation and maintenance expense for the six months ended June 30, 2015, was primarily due to an increase of $14.6 million due to the acquisition of DBM in November 2014, partially offset by a decrease of $3.2 million at the Non-Operated Marcellus Interest systems due to a decrease in third party operating expense.

General and Administrative, Depreciation and Other Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages	2015	2014	Inc/ (Dec)	2015	2014	Inc/ (Dec)
General and administrative	$8,667	$8,445	3%	$19,179	$17,349	11%
Property and other taxes	8,775	7,316	20%	17,298	14,550	19%
Depreciation, amortization and impairments	65,961	45,305	46%	136,253	87,390	56%
Total general and administrative, depreciation and other expenses	$83,403	$61,066	37%	$172,730	$119,289	45%

General and administrative expenses increased by $0.2 million for the three months ended June 30, 2015, primarily due to increases of (i) $0.3 million in personnel costs for which we reimbursed Anadarko pursuant to our omnibus agreement, (ii) $0.1 million in legal fees, and (iii) $0.1 million in equity-based compensation, which were partially offset by a decrease of $0.3 million in consulting and audit fees.
General and administrative expenses increased by $1.8 million for the six months ended June 30, 2015, primarily due to increases of (i) $1.3 million in consulting, audit fees and other and (ii) $0.5 million in personnel costs for which we reimbursed Anadarko pursuant to our omnibus agreement.
Property and other taxes increased by $1.5 million and $2.7 million for the three and six months ended June 30, 2015, respectively, primarily due to ad valorem tax increases of $1.3 million and $2.7 million, respectively, at the DJ Basin complex and due to the acquisition of DBM in November 2014.
Depreciation, amortization and impairments increased by $20.7 million for the three months ended June 30, 2015, primarily due to depreciation expense increases of (i) $11.9 million due to the acquisition of DBM in November 2014 and (ii) $4.6 million associated with the completion of numerous compression projects and the start-up of Lancaster Train I in April 2014 at the DJ Basin complex. In addition, impairment expense increased by $0.9 million driven by the cancellation of projects at the DBJV system and the Red Desert and DJ Basin complexes.
Depreciation, amortization and impairments increased by $48.9 million for the six months ended June 30, 2015, primarily due to depreciation expense increases of (i) $23.6 million due to the acquisition of DBM in November 2014, (ii) $10.7 million associated with the completion of numerous compression projects and the start-up of Lancaster Train I in April 2014 at the DJ Basin complex, and (iii) $2.8 million at the DBJV and Hilight systems. In addition, impairment expense increased by $8.0 million, primarily due to the abandonment of compressors at the MIGC system and the DJ Basin complex and the cancellation of projects at the DBJV system and the Brasada and Red Desert complexes.

Interest Income – Affiliates and Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages	2015	2014	Inc/ (Dec)	2015	2014	Inc/ (Dec)
Note receivable – Anadarko	$4,225	$4,225	—%	$8,450	$8,450	—%
Interest income – affiliates	$4,225	$4,225	—%	$8,450	$8,450	—%
Third parties
Long-term debt	$(24,733)	$(21,445)	15%	$(48,075)	$(37,580)	28%
Amortization of debt issuance costs and commitment fees	(1,374)	(1,426)	(4)%	(2,666)	(2,692)	(1)%
Capitalized interest	2,693	2,007	34%	5,787	5,447	6%
Affiliates
Deferred purchase price obligation – Anadarko (1)	(4,190)	—	—%	(5,610)	—	—%
Interest expense	$(27,604)	$(20,864)	32%	$(50,564)	$(34,825)	45%

(1)
See Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for a discussion of the accretion and present value of the Deferred purchase price obligation - Anadarko.

Interest expense increased by $6.7 million and $15.7 million for the three and six months ended June 30, 2015, respectively, primarily due to (i) additional interest incurred on the RCF of $1.8 million and $3.7 million, respectively, as a result of higher average borrowings outstanding, and (ii) $1.5 million in interest incurred on the 3.950% Senior Notes due 2025 issued in June 2015. In addition, during the six months ended June 30, 2015, interest expense increased due to additional interest of $4.8 million incurred on the 5.450% Senior Notes due 2044 and $0.6 million incurred on the additional 2.600% Senior Notes due 2018, both issued in March 2014. Capitalized interest increased by $0.7 million and $0.3 million for the three and six months ended June 30, 2015, respectively, due to the construction of Lancaster Train II (part of the DJ Basin complex) and Train IV at the DBM complex (acquired in November 2014), partially offset by a decrease due to the completion of Lancaster Train I (part of the DJ Basin complex) in April 2014. See Note 9—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Income Tax (Benefit) Expense

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages	2015	2014	Inc/ (Dec)	2015	2014	Inc/ (Dec)
Income before income taxes	$111,522	$105,140	6%	$202,776	$201,673	1%
Income tax (benefit) expense	(1,816)	2,523	(172)%	2,644	4,308	(39)%
Effective tax rate	—%	2%		1%	2%

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
Texas House Bill 32, signed into law in June 2015, reduced the Texas margin tax rates by 0.25%. The law is effective January 1, 2016. We are required to include the impact of the law change on our deferred state income taxes in the period enacted. The adjustment, a reduction in deferred state income taxes in the amount of $2.2 million, was included in the income tax (benefit) expense for the three and six months ended June 30, 2015.
Income attributable to (a) the DBJV system prior to and including February 2015 and (b) the TEFR Interests prior to and including February 2014 was subject to federal and state income tax. Income earned on the DBJV system and the TEFR Interests for periods subsequent to February 2015 and February 2014, respectively, was only subject to Texas margin tax on income apportionable to Texas.

KEY PERFORMANCE METRICS

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages and per-unit amounts	2015	2014	Inc/ (Dec)	2015	2014	Inc/ (Dec)
Adjusted gross margin attributable to Western Gas Partners, LP for natural gas assets (1)	$255,342	$222,913	15%	$489,194	$418,684	17%
Adjusted gross margin for crude/NGL assets (2)	22,018	21,507	2%	42,202	32,296	31%
Adjusted gross margin attributable to Western Gas Partners, LP (3)	277,360	244,420	13%	531,396	450,980	18%
Adjusted gross margin per Mcf attributable to Western Gas Partners, LP for natural gas assets (4)	0.69	0.68	1%	0.68	0.65	5%
Adjusted gross margin per Bbl for crude/NGL assets (5)	1.80	2.06	(13)%	1.76	1.84	(4)%
Adjusted EBITDA attributable to Western Gas Partners, LP (3)	205,452	175,289	17%	386,352	323,395	19%
Distributable cash flow (3)	173,308	143,794	21%	321,305	268,920	19%

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

Adjusted gross margin attributable to Western Gas Partners, LP. We define Adjusted gross margin attributable to Western Gas Partners, LP (“Adjusted gross margin”) as total revenues less gains on divestitures and cost of product, plus distributions from equity investees and excluding the noncontrolling interest owner’s proportionate share of revenue and cost of product. We believe Adjusted gross margin is an important performance measure of the core profitability of our operations, as well as our operating performance as compared to that of other companies in our industry.
Adjusted gross margin increased by $32.9 million and $80.4 million for the three and six months ended June 30, 2015, respectively, primarily due to the start-up of Lancaster Train I (part of the DJ Basin complex) in April 2014 and the acquisition of DBM in November 2014, partially offset by margin decreases at the Granger complex due to lower average pricing and at the Non-Operated Marcellus Interest systems due to a decrease in the average gathering rate and a third-party curtailment of production.
To facilitate investor and industry analyst comparisons between us and our peers, we also disclose Adjusted gross margin per Mcf attributable to Western Gas Partners, LP for natural gas assets and Adjusted gross margin per Bbl for crude/NGL assets. Adjusted gross margin per Mcf attributable to Western Gas Partners, LP for natural gas assets increased by $0.01 and $0.03 for the three and six months ended June 30, 2015, primarily due to the start-up of Lancaster Train I (part of the DJ Basin complex) in April 2014 and the acquisition of DBM in November 2014, partially offset by lower margins at the Non-Operated Marcellus Interest systems due to a decrease in the average gathering rate. Adjusted gross margin per Bbl for crude/NGL assets decreased by $0.26 and $0.08 for the three and six months ended June 30, 2015, respectively, primarily due to lower distributions received from the Mont Belvieu JV.

Adjusted EBITDA attributable to Western Gas Partners, LP. We define Adjusted EBITDA attributable to Western Gas Partners, LP (“Adjusted EBITDA”) as net income attributable to Western Gas Partners, LP, plus distributions from equity investees, non-cash equity-based compensation expense, interest expense, income tax expense, depreciation, amortization and impairments, and other expense, less gains on divestitures, income from equity investments, interest income, income tax benefit and other income. We believe that the presentation of Adjusted EBITDA provides information useful to investors in assessing our financial condition and results of operations and that Adjusted EBITDA is a widely accepted financial indicator of a company’s ability to incur and service debt, fund capital expenditures and make distributions. Adjusted EBITDA is a supplemental financial measure that management and external users of our consolidated financial statements, such as industry analysts, investors, commercial banks and rating agencies, use to assess the following, among other measures:

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

Adjusted EBITDA increased by $30.2 million for the three months ended June 30, 2015, primarily due to a $56.8 million increase in total revenues and a $1.6 million increase in distributions from equity investees. These amounts were partially offset by a $25.8 million increase in cost of product, a $1.5 million increase in property and other tax expense, and a $1.4 million increase in operation and maintenance expenses.
Adjusted EBITDA increased by $63.0 million for the six months ended June 30, 2015, primarily due to a $138.2 million increase in total revenues and a $10.9 million increase in distributions from equity investees. These amounts were partially offset by a $69.3 million increase in cost of product, a $13.0 million increase in operation and maintenance expenses, a $2.7 million increase in property and other tax expense, and a $1.7 million increase in general and administrative expenses excluding non-cash equity-based compensation expense.

Distributable cash flow. We define “Distributable cash flow” as Adjusted EBITDA, plus interest income, plus the net settlement amounts from the sale and/or purchase of natural gas, drip condensate and NGLs under our commodity price swap agreements to the extent such amounts are not recognized as Adjusted EBITDA, less net cash paid for interest expense (including amortization of deferred debt issuance costs originally paid in cash, offset by non-cash capitalized interest), maintenance capital expenditures and income taxes. We compare Distributable cash flow to the cash distributions we expect to pay our unitholders. Using this measure, management can quickly compute the Coverage ratio of distributable cash flow to planned cash distributions. We believe Distributable cash flow is useful to investors because this measurement is used by many companies, analysts and others in the industry as a performance measurement tool to evaluate our operating and financial performance and compare it with the performance of other publicly traded partnerships.
While Distributable cash flow is a measure we use to assess our ability to make distributions to our unitholders, it should not be viewed as indicative of the actual amount of cash that we have available for distributions or that we plan to distribute for a given period. Furthermore, to the extent Distributable cash flow includes realized amounts recorded as capital contributions from Anadarko attributable to activity under our commodity price swap agreements with Anadarko, Distributable cash flow is not a reflection of our ability to generate cash from operations.
Distributable cash flow increased by $29.5 million for the three months ended June 30, 2015, primarily due to a $30.2 million increase in Adjusted EBITDA and a $2.6 million decrease in cash paid for maintenance capital expenditures, partially offset by a $3.2 million increase in net cash paid for interest expense.
Distributable cash flow increased by $52.4 million for the six months ended June 30, 2015, primarily due to a $63.0 million increase in Adjusted EBITDA, partially offset by a $10.5 million increase in net cash paid for interest expense.

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

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2015	2014	2015	2014
Reconciliation of Adjusted gross margin attributable to Western Gas Partners, LP to Operating income
Adjusted gross margin attributable to Western Gas Partners, LP for natural gas assets	$255,342	$222,913	$489,194	$418,684
Adjusted gross margin for crude/NGL assets	22,018	21,507	42,202	32,296
Adjusted gross margin attributable to Western Gas Partners, LP	277,360	244,420	531,396	450,980
Adjusted gross margin attributable to noncontrolling interest	4,661	4,935	9,469	10,029
Equity income, net	18,941	13,008	37,161	22,259
Less:
Distributions from equity investees	25,902	24,328	47,572	36,641
Operation and maintenance	56,827	55,404	112,976	99,981
General and administrative	8,667	8,445	19,179	17,349
Property and other taxes	8,775	7,316	17,298	14,550
Depreciation, amortization and impairments	65,961	45,305	136,253	87,390
Operating income	$134,830	$121,565	$244,748	$227,357

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2015	2014	2015	2014
Reconciliation of Adjusted EBITDA attributable to Western Gas Partners, LP to Net income attributable to Western Gas Partners, LP
Adjusted EBITDA attributable to Western Gas Partners, LP	$205,452	$175,289	$386,352	$323,395
Less:
Distributions from equity investees	25,902	24,328	47,572	36,641
Non-cash equity-based compensation expense	1,163	1,057	2,275	2,154
Interest expense	27,604	20,864	50,564	34,825
Income tax expense	—	2,523	4,460	4,308
Depreciation, amortization and impairments (1)	65,311	44,662	134,955	86,110
Add:
Equity income, net	18,941	13,008	37,161	22,259
Interest income – affiliates	4,225	4,225	8,450	8,450
Other income (1) (2)	68	79	137	157
Income tax benefit	1,816	—	1,816	—
Net income attributable to Western Gas Partners, LP	$110,522	$99,167	$194,090	$190,223
Reconciliation of Adjusted EBITDA attributable to Western Gas Partners, LP to Net cash provided by operating activities
Adjusted EBITDA attributable to Western Gas Partners, LP	$205,452	$175,289	$386,352	$323,395
Adjusted EBITDA attributable to noncontrolling interest	3,463	4,090	7,335	8,416
Interest income (expense), net	(23,379)	(16,639)	(42,114)	(26,375)
Uncontributed cash-based compensation awards	(68)	(20)	(145)	33
Accretion and amortization of long-term obligations, net	4,958	678	7,070	1,358
Current income tax benefit (expense)	(117)	(1,298)	(819)	(2,090)
Other income (expense), net (2)	71	82	142	163
Distributions from equity investments in excess of cumulative earnings	(5,574)	(7,804)	(8,538)	(9,848)
Changes in operating working capital:
Accounts receivable, net	(28,463)	(8,421)	(46,135)	(23,860)
Accounts and natural gas imbalance payables and accrued liabilities, net	(10,168)	(2,439)	283	4,267
Other	(744)	2,369	(1,964)	4,247
Net cash provided by operating activities	$145,431	$145,887	$301,467	$279,706
Cash flow information of Western Gas Partners, LP
Net cash provided by operating activities			$301,467	$279,706
Net cash used in investing activities			(349,170)	(801,530)
Net cash provided by financing activities			68,417	531,725

(1)	Includes our 75% share of depreciation, amortization and impairments; and other income attributable to the Chipeta complex.

(2)
Excludes income of zero and $0.1 million for the three months ended June 30, 2015 and 2014, respectively, and zero and $0.5 million for the six months ended June 30, 2015 and 2014, respectively, related to a component of a gas processing agreement accounted for as a capital lease.

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except Coverage ratio	2015		2014	2015		2014
Reconciliation of Distributable cash flow to Net income attributable to Western Gas Partners, LP and calculation of the Coverage ratio
Distributable cash flow	$173,308		$143,794	$321,305		$268,920
Less:
Distributions from equity investees	25,902		24,328	47,572		36,641
Non-cash equity-based compensation expense	1,163		1,057	2,275		2,154
Interest expense, net (non-cash settled) (1)	4,190		—	5,610		—
Income tax (benefit) expense	(1,816)		2,523	2,644		4,308
Depreciation, amortization and impairments (2)	65,311		44,662	134,955		86,110
Add:
Equity income, net	18,941		13,008	37,161		22,259
Cash paid for maintenance capital expenditures (2)	10,262		12,849	22,894		22,993
Capitalized interest	2,693		2,007	5,787		5,447
Cash paid for (reimbursement of) income taxes	—		—	(138)		(340)
Other income (2) (3)	68		79	137		157
Net income attributable to Western Gas Partners, LP	$110,522		$99,167	$194,090		$190,223
Distributions declared (4)
Limited partners	$96,431			$189,570
General partner	43,305			83,369
Total	$139,736			$272,939
Coverage ratio	1.24	x		1.18	x

(1)
Includes accretion expense related to the Deferred purchase price obligation - Anadarko. See Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

(2)	Includes our 75% share of depreciation, amortization and impairments; cash paid for maintenance capital expenditures; and other income attributable to the Chipeta complex.

(3)
Excludes income of zero and $0.1 million for the three months ended June 30, 2015 and 2014, respectively, and zero and $0.5 million for the six months ended June 30, 2015 and 2014, respectively, related to a component of a gas processing agreement accounted for as a capital lease.

(4)	Reflects cash distributions of $0.750 and $1.475 per unit declared for the three and six months ended June 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash requirements are for acquisitions and capital expenditures, debt service, customary operating expenses, quarterly distributions to our limited partners and general partner, and distributions to our noncontrolling interest owner. Our sources of liquidity as of June 30, 2015, included cash and cash equivalents, cash flows generated from operations, interest income on our $260.0 million note receivable from Anadarko, available borrowing capacity under our RCF, and issuances of additional equity or debt securities. We believe that cash flows generated from these sources will be sufficient to satisfy our short-term working capital requirements and long-term maintenance and expansion capital expenditure requirements. The amount of future distributions to unitholders will depend on our results of operations, financial condition, capital requirements and other factors, and will be determined by the Board of Directors of our general partner on a quarterly basis. Due to our cash distribution policy, we expect to rely on external financing sources, including equity and debt issuances, to fund expansion capital expenditures and future acquisitions. However, to limit interest expense, we may use operating cash flows to fund expansion capital expenditures or acquisitions, which could result in subsequent borrowings under our RCF to pay distributions or fund other short-term working capital requirements.
Our partnership agreement requires that we distribute all of our available cash (as defined in the partnership agreement) to unitholders of record on the applicable record date within 45 days of the end of each quarter. We have made cash distributions to our unitholders each quarter since our initial public offering (“IPO”) and have increased our quarterly distribution each quarter since the second quarter of 2009. On July 16, 2015, the Board of Directors of our general partner declared a cash distribution to our unitholders of $0.750 per unit, or $139.7 million in aggregate, including incentive distributions, but excluding distributions on Class C units. The cash distribution is payable on August 12, 2015, to unitholders of record at the close of business on July 31, 2015. In connection with the closing of the DBM acquisition in November 2014, we issued Class C units that will receive distributions in the form of additional Class C units until the end of 2017, unless earlier converted (see Note 3—Partnership Distributions in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q). The Class C unit distribution, if paid in cash, would have been $8.3 million for the second quarter of 2015.
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

Working capital. As of June 30, 2015, we had $59.0 million of working capital, which we define as the amount by which current assets exceed current liabilities. Working capital is an indication of our liquidity and potential need for short-term funding. Our working capital requirements are driven by changes in accounts receivable and accounts payable and factors such as credit extended to, and the timing of collections from, our customers, and the level and timing of our spending for maintenance and expansion activity. As of June 30, 2015, we had $917.2 million available for borrowing under our RCF.

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

Capital expenditures in the consolidated statements of cash flows reflect capital expenditures on a cash basis, when payments are made. Capital incurred is presented on an accrual basis. Capital expenditures as presented in the consolidated statements of cash flows and capital incurred were as follows:

	Six Months Ended June 30,
thousands	2015	2014
Acquisitions	$13,482	$360,952

Expansion capital expenditures	$315,078	$367,136
Maintenance capital expenditures	23,100	23,188
Total capital expenditures (1) (2)	$338,178	$390,324

Capital incurred (2) (3)	$287,389	$373,649

(1)
Maintenance capital expenditures for the six months ended June 30, 2015 and 2014, are presented net of zero and $0.2 million, respectively, of contributions in aid of construction costs from affiliates. Capital expenditures for the six months ended June 30, 2014, included $30.8 million of pre-acquisition capital expenditures for the DBJV system.

(2)
Includes the noncontrolling interest owner’s share of Chipeta’s capital expenditures for all periods presented. For the six months ended June 30, 2015 and 2014, included $5.8 million and $5.4 million, respectively, of capitalized interest.

(3)	Capital incurred for the six months ended June 30, 2014, included $30.8 million of pre-acquisition capital incurred for the DBJV system.

Acquisitions during the first six months of 2015 included equipment purchases from Anadarko and the post-closing purchase price adjustments related to the DBM acquisition. Acquisitions during the first six months of 2014 included the TEFR Interests. See Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
Capital expenditures, excluding acquisitions, decreased by $52.1 million for the six months ended June 30, 2015. Expansion capital expenditures decreased by $52.1 million (net of a $0.3 million increase in capitalized interest) for the six months ended June 30, 2015, primarily due to a decrease of $69.7 million at the DJ Basin complex related to compression projects in 2014 and less activity in 2015 at the Lancaster plant. In addition, there were decreases of $11.2 million at the Brasada complex, $10.5 million at the Hilight system and $10.5 million at the Red Desert complex. These decreases were partially offset by an increase of $53.1 million due to the acquisition of DBM in November 2014.
Our estimated total capital expenditures for the year ending December 31, 2015, including our 75% share of Chipeta’s capital expenditures, but excluding equity investments and acquisitions, are $629 million to $689 million. Total capital expenditures including equity investments, but excluding acquisitions, are expected to be between $640 million and $700 million. We have updated our outlook for maintenance capital expenditures from an originally reported range between 8% and 11% of Adjusted EBITDA, to a current range between 7% and 10% of Adjusted EBITDA.

Historical cash flow. The following table and discussion present a summary of our net cash flows provided by (used in) operating activities, investing activities and financing activities:

	Six Months Ended June 30,
thousands	2015	2014
Net cash provided by (used in):
Operating activities	$301,467	$279,706
Investing activities	(349,170)	(801,530)
Financing activities	68,417	531,725
Net increase (decrease) in cash and cash equivalents	$20,714	$9,901

Operating Activities. Net cash provided by operating activities during the three months ended June 30, 2015, increased primarily due to the impact of changes in working capital items.
Refer to Operating Results within this Item 2 for a discussion of our results of operations as compared to the prior periods.

Investing Activities. Net cash used in investing activities for the six months ended June 30, 2015, included the following:

•
$338.2 million of capital expenditures, primarily related to the construction of Train IV at the DBM complex, construction of Lancaster Train II (part of the DJ Basin complex) and expansion at the DBJV system;

•	$10.0 million of cash paid for equipment purchases from Anadarko;

•	$6.8 million of cash contributed to equity investments, primarily related to expansion projects at White Cliffs, TEP and FRP;

•	$3.5 million of cash paid for post-closing purchase price adjustments related to the DBM acquisition; and

•	$8.5 million of distributions from equity investments in excess of cumulative earnings.

Net cash used in investing activities for the six months ended June 30, 2014, included the following:

•
$390.3 million of capital expenditures, net of $0.2 million of contributions in aid of construction costs from affiliate, primarily related to the construction of Lancaster Train I, as well as compression expansion projects, all part of the DJ Basin complex;

•	$356.3 million of cash paid for the acquisition of the TEFR Interests;

•	$37.5 million of cash paid related to the construction of the Front Range Pipeline, which was completed in March 2014;

•	$10.0 million of cash paid for White Cliffs expansion projects;

•	$4.7 million of cash paid for equipment purchases from Anadarko; and

•	$9.8 million of distributions from equity investments in excess of cumulative earnings.

Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2015, included the following:

•
$489.7 million of net proceeds from the 2025 Notes offering in June 2015, after underwriting and original issue discounts and offering costs, all of which was used to repay a portion of the outstanding borrowings under our RCF;

•	$280.0 million of borrowings to fund capital expenditures and for general partnership purposes;

•
$57.4 million of net proceeds from sales of common units under the $500.0 million COP (as defined and discussed in Equity Offerings within this Item 2). Net proceeds were used for general partnership purposes, including funding capital expenditures;

•	$30.1 million of net contributions from Anadarko representing intercompany transactions attributable to the acquisition of DBJV;

•	$259.2 million of distributions paid to our unitholders; and

•	$7.2 million of distributions paid to the noncontrolling interest owner of Chipeta.

Net cash provided by financing activities for the six months ended June 30, 2014, included the following:

•
$389.5 million of net proceeds from the 2044 Notes offering in March 2014, after underwriting and original issue discounts and offering costs, all of which was used to repay a portion of the outstanding borrowings under our RCF;

•	$350.0 million of borrowings to fund the acquisition of the TEFR Interests;

•	$240.0 million of borrowings to fund capital expenditures and general partnership purposes;

•
$100.0 million of net proceeds from the offering of additional 2018 Notes in March 2014, after underwriting discounts, original issue premium and offering costs, part of which was used to repay a portion of the outstanding borrowings under our RCF;

•
$74.3 million of net proceeds from sales of common units under the $125.0 million COP (as defined and discussed in Equity Offerings within this Item 2), including net proceeds from capital contributions by our general partner;

•	$39.0 million of net contributions from Anadarko representing intercompany transactions attributable to the acquisitions of DBJV and the TEFR Interests;

•	$18.1 million of net proceeds related to the partial exercise of the underwriters’ over-allotment option granted in connection with our December 2013 equity offering;

•	$0.4 million of net proceeds from a capital contribution by our general partner after common units were issued in conjunction with the acquisition of the TEFR Interests;

•	$191.4 million of distributions paid to our unitholders; and

•	$7.9 million of distributions paid to the noncontrolling interest owner of Chipeta.

Debt and credit facility. At June 30, 2015, our debt consisted of $500.0 million aggregate principal amount of 5.375% Senior Notes due 2021 (the “2021 Notes”), $670.0 million aggregate principal amount of 4.000% Senior Notes due 2022 (the “2022 Notes”), $350.0 million aggregate principal amount of 2.600% Senior Notes due 2018 (the “2018 Notes”), $400.0 million aggregate principal amount of 5.450% Senior Notes due 2044 (the “2044 Notes”), $500.0 million aggregate principal amount of 3.950% Senior Notes due 2025 (the “2025 Notes”), and $270.0 million of borrowings outstanding under our RCF. As of June 30, 2015, the carrying value of our outstanding debt was $2.7 billion. See Note 9—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Senior Notes. The 2025 Notes issued in June 2015 were offered at a price to the public of 98.789% of the face amount. Including the effects of the issuance and underwriting discounts, the effective interest rate of the 2025 Notes is 4.205%. Interest is paid semi-annually on June 1 and December 1 of each year. Proceeds (net of underwriting discount of $3.3 million, original issue discount and debt issuance costs) were used to repay a portion of the amount outstanding under our RCF.
At June 30, 2015, we were in compliance with all covenants under the indentures governing our outstanding notes.

Revolving credit facility. As of June 30, 2015, we had $270.0 million of outstanding borrowings, $12.8 million in outstanding letters of credit and $917.2 million available for borrowing under the RCF, which matures in February 2019. At June 30, 2015, the interest rate on the RCF was 1.49%, the facility fee rate was 0.20% and we were in compliance with all covenants under the RCF.

Deferred purchase price obligation - Anadarko. The consideration to be paid for the acquisition of DBJV consists of a cash payment to Anadarko due on March 31, 2020. The cash payment will be equal to eight multiplied by (a) the average of our share in the Net Earnings (see definition below) of the DBJV system for the calendar years 2018 and 2019, less (b) our share of all capital expenditures incurred for the DBJV system between March 1, 2015, and February 29, 2020. Net Earnings is defined as all revenues less cost of product, operating expenses and property taxes, in each case attributable to the DBJV system on an accrual basis. As of the acquisition date, the estimated future payment obligation was $282.8 million, which had a net present value of $174.3 million, using a discount rate of 10%. As of June 30, 2015, the net present value of this obligation was $179.9 million and has been recorded on the consolidated balance sheet under Deferred purchase price obligation - Anadarko. Accretion expense for the three and six months ended June 30, 2015, was $4.2 million and $5.6 million, respectively, and has been recorded as a charge to interest expense. See Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

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

CONTRACTUAL OBLIGATIONS

Our contractual obligations include, among other things, a revolving credit facility, other third-party long-term debt, capital obligations related to our expansion projects and various operating leases. Refer to Note 9—Debt and Interest Expense and Note 10—Commitments and Contingencies in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for an update to our contractual obligations as of June 30, 2015, including, but not limited to, increases in committed capital.

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

RECENT ACCOUNTING DEVELOPMENTS

See Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Commodity price risk. Certain of our processing services are provided under percent-of-proceeds and keep-whole agreements in which Anadarko is typically responsible for the marketing of the natural gas, condensate and NGLs. Under percent-of-proceeds agreements, we receive a specified percentage of the net proceeds from the sale of residue and/or NGLs. Under keep-whole agreements, we keep 100% of the NGLs produced, and the processed natural gas, or value of the natural gas, is returned to the producer. Since some of the gas is used and removed during processing, we compensate the producer for the amount of gas used and removed in processing by supplying additional gas or by paying an agreed-upon value for the gas used.
To mitigate our exposure to a substantial majority of the changes in commodity prices as a result of the purchase and sale of natural gas, condensate or NGLs, we currently have in place commodity price swap agreements with Anadarko expiring at various times through December 2016. On December 31, 2014, our commodity price swap agreements for the Hilight and Newcastle systems and the Granger complex (excluding the Granger straddle plant) expired without renewal. During the second quarter, we extended our commodity price swap agreements with Anadarko for the DJ Basin complex from July 1, 2015, through December 31, 2015, and for the Hugoton system from October 1, 2015, through December 31, 2015. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
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

Interest rate risk. Interest rates during the six months ended June 30, 2015, were low compared to historic rates. As of June 30, 2015, we had $270.0 million of outstanding borrowings under our RCF (which bears interest at a rate based on LIBOR or, at our option, an alternative base rate). If interest rates rise, our future financing costs could increase. A 10% change in LIBOR would have resulted in a nominal change in net income and the fair value of the borrowings under the RCF at June 30, 2015.
We may incur additional variable-rate debt in the future, either under our RCF or other financing sources, including commercial bank borrowings or debt issuances.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer of the Partnership’s general partner performed an evaluation of the Partnership’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Partnership’s disclosure controls and procedures are effective as of June 30, 2015.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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
In addition, the IRS, on May 5, 2015, issued proposed regulations concerning which activities give rise to qualifying income within the meaning of Section 7704 of the Internal Revenue Code. We do not believe the proposed regulations affect our ability to qualify as a publicly traded partnership. However, finalized regulations could modify the amount of our gross income that we are able to treat as qualifying income for the purposes of the qualifying income requirement.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three and six months ended June 30, 2015, in connection with the quarterly distribution for the Class C units the Partnership issued the following additional Class C units (“PIK Class C units”) to APC Midstream Holdings, LLC, the holder of the Class C units:

thousands except unit amounts For the Quarters Ended	PIK Class C Units	Implied Fair Value	Date of Distribution
2014
December 31	45,711	$3,072	February 2015
2015
March 31	118,230	$8,101	May 2015

No proceeds were received as consideration for the issuance of the PIK Class C units. The PIK Class C units were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. All outstanding Class C units will convert into common units on a one-for-one basis on December 31, 2017, unless the Partnership elects to convert such units earlier or Anadarko extends the conversion date. For more information, see Note 4—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

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
4.10
Seventh Supplemental Indenture, dated as of June 4, 2015, among Western Gas Partners, LP, as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on June 4, 2015, File No. 001-34046).

4.11	Form of 3.950% Senior Notes due 2025 (incorporated by reference to Exhibit 4.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on June 4, 2015, File No. 001-34046).
31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

#	Pursuant to Item 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTERN GAS PARTNERS, LP

July 30, 2015

/s/ Donald R. Sinclair
Donald R. Sinclair President and Chief Executive Officer Western Gas Holdings, LLC (as general partner of Western Gas Partners, LP)

July 30, 2015

/s/ Benjamin M. Fink
Benjamin M. Fink Senior Vice President, Chief Financial Officer and Treasurer Western Gas Holdings, LLC (as general partner of Western Gas Partners, LP)