Form 10-Q/A
period 2015-09-30
Western Gas Partners LP
filed 2016-02-03
CIK 1414475

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

Explanatory Note

We are filing this Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) to amend our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, originally filed with the Securities and Exchange Commission (the “SEC”) on October 29, 2015 (the “Original Filing”), to restate our unaudited consolidated financial statements and related disclosures as of, and for the three and nine months ended, September 30, 2015. This Form 10-Q/A also amends certain other items in the Original Filing, as noted below.

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
Accordingly, we are restating our unaudited consolidated financial statements as of, and for the three and nine months ended, September 30, 2015, to reflect an impairment charge in the first quarter of 2015 of $264.4 million related to the Red Desert complex, located in southwestern Wyoming. This impairment loss recorded as of March 31, 2015, also impacts depreciation and amortization for the three and nine months ended September 30, 2015. See Note 1—Description of Business and Basis of Presentation (Restated) in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q/A for more information regarding the impact of this adjustment.
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

Internal Control Consideration

The Chief Executive Officer and Chief Financial Officer of our general partner have determined that there was a deficiency in our internal control over financial reporting that constituted a material weakness, as defined by SEC regulations, at September 30, 2015. For a discussion of management’s evaluation of our disclosure controls and procedures and the material weakness identified, see Part I, Item 4 of this Form 10-Q/A.

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

PART I.  FINANCIAL INFORMATION (UNAUDITED)
Item 1.  Financial Statements
WESTERN GAS PARTNERS, LP
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands except per-unit amounts	2015 (Restated)	2014 (1)	2015 (Restated)	2014 (1)
Revenues and other – affiliates
Gathering, processing and transportation of natural gas and natural gas liquids	$141,556	$124,829	$431,182	$340,775
Natural gas, natural gas liquids and drip condensate sales	105,032	142,025	345,385	424,207
Other	870	2,778	1,172	4,349
Total revenues and other – affiliates	247,458	269,632	777,739	769,331
Revenues and other – third parties
Gathering, processing and transportation of natural gas and natural gas liquids	94,082	70,996	267,566	201,985
Natural gas, natural gas liquids and drip condensate sales	41,968	11,647	141,489	37,533
Other	1,593	5,246	3,288	7,302
Total revenues and other – third parties	137,643	87,889	412,343	246,820
Total revenues and other	385,101	357,521	1,190,082	1,016,151
Equity income, net (2)	21,976	19,063	59,137	41,322
Operating expenses
Cost of product (3)	127,721	113,217	414,378	330,926
Operation and maintenance (3)	80,633	67,489	218,640	184,023
General and administrative (3)	9,318	8,339	28,497	25,688
Property and other taxes	8,343	6,793	25,641	21,343
Depreciation and amortization	60,160	46,379	183,715	132,236
Impairments	2,337	898	276,229	2,431
Total operating expenses	288,512	243,115	1,147,100	696,647
Gain on divestiture, net	77,244	—	77,244	—
Operating income (loss)	195,809	133,469	179,363	360,826
Interest income – affiliates	4,225	4,225	12,675	12,675
Interest expense (4)	(31,773)	(20,878)	(82,337)	(55,703)
Other income (expense), net	85	97	227	788
Income (loss) before income taxes	168,346	116,913	109,928	318,586
Income tax (benefit) expense	1,869	3,891	3,575	8,199
Net income (loss)	166,477	113,022	106,353	310,387
Net income attributable to noncontrolling interest	2,188	3,863	8,230	11,005
Net income (loss) attributable to Western Gas Partners, LP	$164,289	$109,159	$98,123	$299,382
Limited partners’ interest in net income (loss):
Net income (loss) attributable to Western Gas Partners, LP	$164,289	$109,159	$98,123	$299,382
Pre-acquisition net (income) loss allocated to Anadarko	—	(6,482)	(1,742)	(13,282)
General partner interest in net (income) loss (5)	(50,267)	(31,058)	(133,415)	(83,939)
Limited partners’ interest in net income (loss) (5)	114,022	71,619	(37,034)	202,161
Net income (loss) per common unit – basic (6)	$0.79	$0.60	$(0.35)	$1.71
Net income (loss) per common unit – diluted (6)	0.79	0.60	(0.35)	1.71

(1)	Financial information has been recast to include the financial position and results attributable to the DBJV system. See Note 1 and Note 2.

(2)	Income earned from equity investments is classified as affiliate. See Note 1.

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

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS PARTNERS, LP
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

thousands except number of units	September 30, 2015 (Restated)	December 31, 2014 (1)
ASSETS
Current assets
Cash and cash equivalents	$73,200	$67,054
Accounts receivable, net (2)	150,538	109,243
Other current assets (3)	11,399	10,067
Total current assets	235,137	186,364
Note receivable – Anadarko	260,000	260,000
Property, plant and equipment
Cost	5,862,721	5,626,650
Less accumulated depreciation	1,330,802	1,055,207
Net property, plant and equipment	4,531,919	4,571,443
Goodwill	387,633	389,087
Other intangible assets	839,234	884,857
Equity investments	629,627	634,492
Other assets	30,779	28,289
Total assets	$6,914,329	$6,954,532
LIABILITIES, EQUITY AND PARTNERS’ CAPITAL
Current liabilities
Accounts and natural gas imbalance payables (4)	$57,598	$54,232
Accrued ad valorem taxes	26,416	14,812
Accrued liabilities	138,579	170,789
Total current liabilities	222,593	239,833
Long-term debt	2,587,189	2,422,954
Deferred income taxes	6,540	45,656
Asset retirement obligations and other	119,422	111,714
Deferred purchase price obligation – Anadarko (5)	184,196	—
Total long-term liabilities	2,897,347	2,580,324
Total liabilities	3,119,940	2,820,157
Equity and partners’ capital
Common units (128,574,646 and 127,695,130 units issued and outstanding at September 30, 2015, and December 31, 2014, respectively)	2,882,831	3,119,714
Class C units (11,230,814 and 10,913,853 units issued and outstanding at September 30, 2015, and December 31, 2014, respectively)	724,922	716,957
General partner units (2,583,068 units issued and outstanding at September 30, 2015, and December 31, 2014)	119,086	105,725
Net investment by Anadarko	—	122,509
Total partners’ capital	3,726,839	4,064,905
Noncontrolling interest	67,550	69,470
Total equity and partners’ capital	3,794,389	4,134,375
Total liabilities, equity and partners’ capital	$6,914,329	$6,954,532

(1)	Financial information has been recast to include the financial position and results attributable to the DBJV system. See Note 1 and Note 2.

(2)	Accounts receivable, net includes amounts receivable from affiliates (as defined in Note 1) of $46.9 million and $64.7 million as of September 30, 2015, and December 31, 2014, respectively.

(3)	Other current assets includes natural gas imbalance receivables from affiliates of zero and $0.2 million as of September 30, 2015, and December 31, 2014, respectively.

(4)	Accounts and natural gas imbalance payables includes amounts payable to affiliates of zero and $0.1 million as of September 30, 2015, and December 31, 2014, respectively.

(5)	See Note 2.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS PARTNERS, LP
CONSOLIDATED STATEMENT OF EQUITY AND PARTNERS’ CAPITAL
(UNAUDITED)

	Partners’ Capital
thousands	Net Investment by Anadarko	Common Units	Class C Units	General Partner Units	Noncontrolling Interest	Total
Balance at December 31, 2014 (1)	$122,509	$3,119,714	$716,957	$105,725	$69,470	$4,134,375
Net income (loss)	1,742	(35,752)	(1,282)	133,415	8,230	106,353
Above-market component of swap extensions with Anadarko (2)	—	7,916	—	—	—	7,916
Issuance of common units, net of offering expenses	—	57,353	—	—	—	57,353
Amortization of beneficial conversion feature of Class C units	—	(9,247)	9,247	—	—	—
Distributions to noncontrolling interest owner	—	—	—	—	(10,150)	(10,150)
Distributions to unitholders	—	(278,956)	—	(120,027)	—	(398,983)
Acquisitions from affiliates	(197,562)	23,286	—	—	—	(174,276)
Contributions of equity-based compensation from Anadarko	—	2,625	—	54	—	2,679
Net pre-acquisition contributions from (distributions to) Anadarko	31,467	—	—	—	—	31,467
Net distributions to Anadarko of other assets	—	(4,305)	—	(81)	—	(4,386)
Elimination of net deferred tax liabilities	41,844	—	—	—	—	41,844
Other	—	197	—	—	—	197
Balance at September 30, 2015 (Restated)	$—	$2,882,831	$724,922	$119,086	$67,550	$3,794,389

(1)	Financial information has been recast to include the financial position and results attributable to the DBJV system. See Note 1 and Note 2.

(2)	See Note 5.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS PARTNERS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
thousands	2015 (Restated)	2014 (1)
Cash flows from operating activities
Net income (loss)	$106,353	$310,387
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	183,715	132,236
Impairments	276,229	2,431
Non-cash equity-based compensation expense	3,257	3,210
Deferred income taxes	2,496	4,024
Accretion and amortization of long-term obligations, net	12,296	2,045
Equity income, net (2)	(59,137)	(41,322)
Distributions from equity investment earnings (2)	60,645	43,061
Gain on divestiture, net	(77,244)	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(24,104)	(52,659)
Increase (decrease) in accounts and natural gas imbalance payables and accrued liabilities, net	15,719	35,807
Change in other items, net	(1,817)	1,645
Net cash provided by operating activities	498,408	440,865
Cash flows from investing activities
Capital expenditures	(473,394)	(529,197)
Contributions in aid of construction costs from affiliates	—	183
Acquisitions from affiliates	(12,131)	(372,393)
Acquisitions from third parties	(3,514)	—
Investments in equity affiliates	(9,052)	(63,267)
Distributions from equity investments in excess of cumulative earnings (2)	12,409	14,387
Proceeds from the sale of assets to affiliates	700	—
Proceeds from the sale of assets to third parties	146,993	5
Net cash used in investing activities	(337,989)	(950,282)
Cash flows from financing activities
Borrowings, net of debt issuance costs	769,606	1,136,878
Repayments of debt	(610,000)	(480,000)
Increase (decrease) in outstanding checks	(1,482)	2,908
Proceeds from the issuance of common and general partner units, net of offering expenses	57,353	101,502
Distributions to unitholders	(398,983)	(297,013)
Distributions to noncontrolling interest owner	(10,150)	(11,349)
Net contributions from Anadarko	31,467	23,600
Above-market component of swap extensions with Anadarko (3)	7,916	—
Net cash provided by (used in) financing activities	(154,273)	476,526
Net increase (decrease) in cash and cash equivalents	6,146	(32,891)
Cash and cash equivalents at beginning of period	67,054	100,728
Cash and cash equivalents at end of period	$73,200	$67,837
Supplemental disclosures
Acquisition of DBJV from Anadarko (4)	$174,276	$—
Net distributions to (contributions from) Anadarko of other assets	4,386	6,398
Interest paid, net of capitalized interest	60,612	43,504
Taxes paid (reimbursements received)	(138)	(340)
Capital lease asset transfer (5)	—	4,833

(1)	Financial information has been recast to include the financial position and results attributable to the DBJV system. See Note 1 and Note 2.

(2)	Income earned on, distributions from and contributions to equity investments are classified as affiliate. See Note 1.

(3)	See Note 5.

(4)	See Note 2.

(5)	For the nine months ended September 30, 2014, represents transfers of $4.6 million from other long-term assets associated with the capital lease component of a processing agreement.

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

Restatement of Previously Issued Financial Statements. In connection with the preparation of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015, the Partnership determined that there was an error in the impairment test calculation performed as of March 31, 2015. Specifically, the impact of the Partnership’s commodity price swap agreements with Anadarko was incorrectly included when performing an assessment to identify a triggering event that would necessitate a calculation to determine whether the net book value of certain midstream assets exceeded their fair value. The Partnership determined that the error caused a material understatement in its impairment expense for the quarter ended March 31, 2015. Accordingly, the Partnership’s unaudited consolidated financial statements as of, and for the three and nine months ended, September 30, 2015, and notes thereto, have been restated to reflect an impairment charge of $264.4 million related to its Red Desert complex. The impairment loss recorded as of March 31, 2015, also impacts depreciation and amortization for the three and nine months ended September 30, 2015.

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (RESTATED) (CONTINUED)

The tables below outline the financial statement line items, including the net income (loss) per common unit (basic and diluted), as of and for the three and nine months ended September 30, 2015, that were restated as a result of the correction of this error:

	Consolidated Statement of Income for the Three Months Ended September 30, 2015			Consolidated Statement of Income for the Nine Months Ended September 30, 2015
thousands except per-unit amounts	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Depreciation and amortization (1)	$63,351	$(3,191)	$60,160	$190,114	$(6,399)	$183,715
Impairments (1)	2,337	—	2,337	11,827	264,402	276,229
Operating income (loss)	192,618	3,191	195,809	437,366	(258,003)	179,363
Income (loss) before income taxes	165,155	3,191	168,346	367,931	(258,003)	109,928
Income tax (benefit) expense	1,661	208	1,869	4,305	(730)	3,575
Net income (loss)	163,494	2,983	166,477	363,626	(257,273)	106,353
Net income (loss) attributable to Western Gas Partners, LP	161,306	2,983	164,289	355,396	(257,273)	98,123

General partner interest in net (income) loss	(50,213)	(54)	(50,267)	(138,121)	4,706	(133,415)
Limited partners’ interest in net income (loss)	111,093	2,929	114,022	215,533	(252,567)	(37,034)
Net income (loss) per common unit – basic	$0.77	$0.02	$0.79	$1.46	$(1.81)	$(0.35)
Net income (loss) per common unit – diluted	0.77	0.02	0.79	1.46	(1.81)	(0.35)

(1)	“As Reported” amounts previously included as a component of Depreciation, amortization and impairments in the Partnership’s Original Filing.

	Consolidated Balance Sheet as of September 30, 2015
thousands	As Reported	Adjustments	As Restated
Accumulated depreciation	$1,072,799	$258,003	$1,330,802
Net property, plant and equipment	4,789,922	(258,003)	4,531,919
Total assets	7,172,332	(258,003)	6,914,329

Accrued liabilities	138,812	(233)	138,579
Total current liabilities	222,826	(233)	222,593
Deferred income taxes	7,037	(497)	6,540
Total long-term liabilities	2,897,844	(497)	2,897,347
Total liabilities	3,120,670	(730)	3,119,940

Common units	3,115,480	(232,649)	2,882,831
Class C units	744,840	(19,918)	724,922
General partner units	123,792	(4,706)	119,086
Total partners’ capital	3,984,112	(257,273)	3,726,839
Total equity and partners’ capital	4,051,662	(257,273)	3,794,389
Total liabilities, equity and partners’ capital	7,172,332	(258,003)	6,914,329

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (RESTATED) (CONTINUED)

	Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2015
thousands	As Reported	Adjustments	As Restated
Net income (loss)	$363,626	$(257,273)	$106,353
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization (1)	190,114	(6,399)	183,715
Impairments (1)	11,827	264,402	276,229
Deferred income taxes	2,993	(497)	2,496
Increase (decrease) in accounts and natural gas imbalance payables and accrued liabilities, net	15,952	(233)	15,719

(1)	“As Reported” amounts previously included as a component of Depreciation, amortization and impairments in the Partnership’s Original Filing.

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
The following table presents the impact of the DBJV system on revenues and other, equity income, net and net income (loss) as presented in the Partnership’s historical consolidated statements of income:

	Three Months Ended September 30, 2014
thousands	Partnership Historical (1)	DBJV System	Combined
Revenues and other	$341,282	$16,239	$357,521
Equity income, net	19,063	—	19,063
Net income (loss)	106,540	6,482	113,022

	Nine Months Ended September 30, 2014
thousands	Partnership Historical (1)	DBJV System	Combined
Revenues and other	$970,027	$46,124	$1,016,151
Equity income, net	41,322	—	41,322
Net income (loss)	296,149	14,238	310,387

(1)	See Adjustments to Previously Issued Financial Statements in Note 1.

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

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.  EQUITY AND PARTNERS’ CAPITAL (RESTATED) (CONTINUED)

The following table illustrates the Partnership’s calculation of net income (loss) per unit for common units:

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands except per-unit amounts	2015 (Restated)	2014	2015 (Restated)	2014
Net income (loss) attributable to Western Gas Partners, LP	$164,289	$109,159	$98,123	$299,382
Pre-acquisition net (income) loss allocated to Anadarko	—	(6,482)	(1,742)	(13,282)
General partner interest in net (income) loss	(50,267)	(31,058)	(133,415)	(83,939)
Limited partners’ interest in net income (loss)	114,022	71,619	(37,034)	202,161
Net income (loss) allocable to common units (1)	101,140	71,619	(44,999)	202,161
Net income (loss) allocable to Class C units (1)	12,882	—	7,965	—
Limited partners’ interest in net income (loss)	$114,022	$71,619	$(37,034)	$202,161
Net income (loss) per unit
Common units - basic	$0.79	$0.60	$(0.35)	$1.71
Common units – diluted (2)	0.79	0.60	(0.35)	1.71
Weighted-average units outstanding
Common units – basic	128,575	119,068	128,267	118,326
Class C units (2)	11,161	—	11,042	—
Common units – diluted	139,736	119,068	139,309	118,326

(1)	Adjusted to reflect amortization for the beneficial conversion feature. See Class C units above for a discussion of the Class C units.

(2)	Inclusion of Class C units in the calculation would have had an anti-dilutive effect.

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

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.  PROPERTY, PLANT AND EQUIPMENT (RESTATED)

A summary of the historical cost of the Partnership’s property, plant and equipment is as follows:

thousands	Estimated Useful Life	September 30, 2015 (Restated)	December 31, 2014
Land	n/a	$3,191	$2,884
Gathering systems	3 to 47 years	5,431,716	4,972,892
Pipelines and equipment	15 to 45 years	136,303	151,107
Assets under construction	n/a	272,445	483,347
Other	3 to 40 years	19,066	16,420
Total property, plant and equipment		5,862,721	5,626,650
Accumulated depreciation		1,330,802	1,055,207
Net property, plant and equipment		$4,531,919	$4,571,443

The cost of property classified as “Assets under construction” is excluded from capitalized costs being depreciated. These amounts represent property that is not yet suitable to be placed into productive service as of the respective balance sheet date.
During the nine months ended September 30, 2015, the Partnership recognized impairments of $276.2 million, primarily due to an impairment of $264.4 million at its Red Desert complex. This asset was impaired to its estimated fair value of $23.2 million, using the income approach and Level 3 fair value inputs, due to a reduction in estimated future cash flows caused by the low commodity price environment and resulting reduced producer drilling activity and related throughput. Also during this period, the Partnership recognized impairments of $11.8 million, primarily due to the abandonment of compressors at the MIGC system and the DJ Basin complex, and the cancellation of projects at the Non-Operated Marcellus Interest systems, the DBJV system and the Brasada and Red Desert complexes.

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

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.  COMPONENTS OF WORKING CAPITAL (RESTATED)

A summary of other current assets is as follows:

thousands	September 30, 2015	December 31, 2014
Natural gas liquids inventory	$6,486	$5,316
Natural gas imbalance receivables	177	415
Prepaid insurance	2,591	2,443
Other	2,145	1,893
Total other current assets	$11,399	$10,067

A summary of accrued liabilities is as follows:

thousands	September 30, 2015 (Restated)	December 31, 2014
Accrued capital expenditures	$70,118	$128,856
Accrued plant purchases	26,068	14,023
Accrued interest expense	34,169	24,741
Short-term asset retirement obligations	4,335	1,224
Short-term remediation and reclamation obligations	475	475
Income taxes payable	468	207
Other	2,946	1,263
Total accrued liabilities	$138,579	$170,789

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

RESTATEMENT AND OTHER ADJUSTMENTS

As discussed in the Explanatory Note and in Note 1—Description of Business and Basis of Presentation (Restated) in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q/A, we are restating our unaudited consolidated financial statements and related disclosures as of, and for the three and nine months ended, September 30, 2015. The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts and other adjustments. For this reason, the data set forth in this Item 2 may not be comparable to the discussion and data in our Original Filing.

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

Presentation of Partnership assets. The term “Partnership assets” refers to the assets owned and interests accounted for under the equity method (see Note 7—Equity Investments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q/A) by us as of September 30, 2015. Because Anadarko controls us through its ownership and control of WGP, which owns the entire interest in our general partner, each of our acquisitions of Partnership assets from Anadarko has been considered a transfer of net assets between entities under common control. As such, the Partnership assets we acquired from Anadarko were initially recorded at Anadarko’s historic carrying value, which did not correlate to the total acquisition price paid by us (see Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q/A). Further, after an acquisition of Partnership assets from Anadarko, we may be required to recast our financial statements to include the activities of such Partnership assets from the date of common control.
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

RESULTS OF OPERATIONS

OPERATING RESULTS

The following tables and discussion present a summary of our results of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2015 (Restated)	2014	2015 (Restated)	2014
Gathering, processing and transportation of natural gas and natural gas liquids	$235,638	$195,825	$698,748	$542,760
Natural gas, natural gas liquids and drip condensate sales	147,000	153,672	486,874	461,740
Other	2,463	8,024	4,460	11,651
Total revenues and other (1)	385,101	357,521	1,190,082	1,016,151
Equity income, net	21,976	19,063	59,137	41,322
Total operating expenses (1)	288,512	243,115	1,147,100	696,647
Gain on divestiture, net	77,244	—	77,244	—
Operating income (loss)	195,809	133,469	179,363	360,826
Interest income – affiliates	4,225	4,225	12,675	12,675
Interest expense	(31,773)	(20,878)	(82,337)	(55,703)
Other income (expense), net	85	97	227	788
Income (loss) before income taxes	168,346	116,913	109,928	318,586
Income tax (benefit) expense	1,869	3,891	3,575	8,199
Net income (loss)	166,477	113,022	106,353	310,387
Net income attributable to noncontrolling interest	2,188	3,863	8,230	11,005
Net income (loss) attributable to Western Gas Partners, LP	$164,289	$109,159	$98,123	$299,382
Key performance metrics (2)
Adjusted gross margin attributable to Western Gas Partners, LP	$263,717	$247,508	$795,113	$698,488
Adjusted EBITDA attributable to Western Gas Partners, LP	182,878	179,018	569,230	502,413
Distributable cash flow	152,822	147,904	474,127	416,824

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

Natural Gas, Natural Gas Liquids and Drip Condensate Sales

	Three Months Ended September 30,			Nine Months Ended September 30,
thousands except percentages and per-unit amounts	2015	2014	Inc/ (Dec)	2015	2014	Inc/ (Dec)
Natural gas sales (1)	$59,628	$44,187	35%	$193,282	$114,973	68%
Natural gas liquids sales (1)	81,754	97,974	(17)%	265,007	312,435	(15)%
Drip condensate sales (1)	5,618	11,511	(51)%	28,585	34,332	(17)%
Total	$147,000	$153,672	(4)%	$486,874	$461,740	5%
Average price per unit (1):
Natural gas (per Mcf)	$3.26	$3.95	(17)%	$3.51	$4.16	(16)%
Natural gas liquids (per Bbl)	18.12	42.17	(57)%	21.30	45.02	(53)%
Drip condensate (per Bbl)	33.96	80.29	(58)%	41.96	82.38	(49)%

(1)
Excludes amounts considered above market with respect to our swap extensions at the DJ Basin complex beginning July 1, 2015. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1of this Form 10-Q/A.

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
The decline in NGLs sales for the three and nine months ended September 30, 2015, was primarily due to decreases of (i) $31.6 million and $82.2 million, respectively, at the Granger complex and the Hilight system due to a decrease in average price as a result of the expiration of swap agreements in December 2014 and (ii) $5.3 million and $14.4 million, respectively, at the Chipeta complex due to a decrease in average price. In addition, for the nine months ended September 30, 2015, there were decreases of (i) $13.3 million at the DJ Basin complex due to a decrease in volumes sold and the partial equity treatment of our above-market swap extensions beginning July 1, 2015 (see Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q/A), and (ii) $8.5 million at the MGR assets due to a decrease in volumes sold. These decreases were partially offset by increases of $21.0 million and $72.9 million for the three and nine months ended September 30, 2015, respectively, due to the acquisition of DBM in November 2014.
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

(1)
Excludes amounts considered above market with respect to our swap extensions at the DJ Basin complex beginning July 1, 2015. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1of this Form 10-Q/A.

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

General and Administrative, Depreciation and Amortization, Impairments and Other Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
thousands except percentages	2015 (Restated)	2014	Inc/ (Dec)	2015 (Restated)	2014	Inc/ (Dec)
General and administrative	$9,318	$8,339	12%	$28,497	$25,688	11%
Property and other taxes	8,343	6,793	23%	25,641	21,343	20%
Depreciation and amortization	60,160	46,379	30%	183,715	132,236	39%
Impairments	2,337	898	160%	276,229	2,431	NM
Total general and administrative, depreciation and amortization, impairments and other expenses	$80,158	$62,409	28%	$514,082	$181,698	183%

NM-Not meaningful

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
Depreciation and amortization increased by $13.8 million for the three months ended September 30, 2015, primarily due to depreciation expense increases of (i) $11.9 million due to the acquisition of DBM in November 2014 and (ii) $5.3 million associated with the completion of numerous compression projects and the start-up of Lancaster Train I in April 2014 at the DJ Basin complex. These increases were partially offset by decreases of (i) $3.6 million due to the divestiture of the Dew and Pinnacle systems in July 2015 and (ii) $3.2 million due to the impairment of the Red Desert complex in March 2015.
Depreciation and amortization increased by $51.5 million for the nine months ended September 30, 2015, primarily due to depreciation expense increases of (i) $35.5 million due to the acquisition of DBM in November 2014, (ii) $16.0 million associated with the completion of numerous compression projects and the start-up of Lancaster Train I in April 2014 at the DJ Basin complex and (iii) $4.3 million at the DBJV and Hilight systems. These increases were partially offset by decreases of (i) $3.6 million due to the divestiture of the Dew and Pinnacle systems in July 2015 and (ii) $6.5 million due to the impairment of the Red Desert complex in March 2015.
Impairment expense increased by $1.4 million for the three months ended September 30, 2015, driven by the cancellation of projects at the Non-Operated Marcellus Interest systems and the Red Desert and DJ Basin complexes.
Impairment expense increased by $273.8 million for the nine months ended September 30, 2015, primarily due an impairment of $264.4 million at the Red Desert complex. This asset was impaired to its estimated fair value of $23.2 million, using the income approach and Level 3 fair value inputs, due to a reduction in estimated future cash flows caused by the low commodity price environment and resulting reduced producer drilling activity and related throughput. Also during this period, impairment expense increased by $9.4 million, primarily due to the abandonment of compressors at the MIGC system and the DJ Basin complex and the cancellation of projects at the Non-Operated Marcellus Interest systems, the DBJV system and the Brasada and Red Desert complexes.

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

Income Tax (Benefit) Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
thousands except percentages	2015 (Restated)	2014	Inc/ (Dec)	2015 (Restated)	2014	Inc/ (Dec)
Income (loss) before income taxes	$168,346	$116,913	44%	$109,928	$318,586	(65)%
Income tax (benefit) expense	1,869	3,891	(52)%	3,575	8,199	(56)%
Effective tax rate	1%	3%		3%	3%

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

Adjusted EBITDA attributable to Western Gas Partners, LP. We define Adjusted EBITDA attributable to Western Gas Partners, LP (“Adjusted EBITDA”) as net income (loss) attributable to Western Gas Partners, LP, plus distributions from equity investees, non-cash equity-based compensation expense, interest expense, income tax expense, depreciation and amortization, impairments, and other expense, less gain on divestiture, income from equity investments, interest income, income tax benefit, and other income. We believe that the presentation of Adjusted EBITDA provides information useful to investors in assessing our financial condition and results of operations and that Adjusted EBITDA is a widely accepted financial indicator of a company’s ability to incur and service debt, fund capital expenditures and make distributions. Adjusted EBITDA is a supplemental financial measure that management and external users of our consolidated financial statements, such as industry analysts, investors, commercial banks and rating agencies, use to assess the following, among other measures:

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

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2015 (Restated)	2014	2015 (Restated)	2014
Reconciliation of Adjusted gross margin attributable to Western Gas Partners, LP to Operating income (loss)
Adjusted gross margin attributable to Western Gas Partners, LP for natural gas assets	$240,210	$228,112	$729,404	$646,796
Adjusted gross margin for crude/NGL assets	23,507	19,396	65,709	51,692
Adjusted gross margin attributable to Western Gas Partners, LP	263,717	247,508	795,113	698,488
Adjusted gross margin attributable to noncontrolling interest	3,753	5,582	13,222	15,611
Gain on divestiture, net	77,244	—	77,244	—
Equity income, net	21,976	19,063	59,137	41,322
Reimbursed electricity-related charges recorded as revenues	15,392	12,021	40,423	28,574
Less:
Distributions from equity investees	25,482	20,807	73,054	57,448
Operation and maintenance	80,633	67,489	218,640	184,023
General and administrative	9,318	8,339	28,497	25,688
Property and other taxes	8,343	6,793	25,641	21,343
Depreciation and amortization	60,160	46,379	183,715	132,236
Impairments	2,337	898	276,229	2,431
Operating income (loss)	$195,809	$133,469	$179,363	$360,826

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2015 (Restated)	2014	2015 (Restated)	2014
Reconciliation of Adjusted EBITDA attributable to Western Gas Partners, LP to Net income (loss) attributable to Western Gas Partners, LP
Adjusted EBITDA attributable to Western Gas Partners, LP	$182,878	$179,018	$569,230	$502,413
Less:
Distributions from equity investees	25,482	20,807	73,054	57,448
Non-cash equity-based compensation expense	1,148	1,034	3,423	3,188
Interest expense	31,773	20,878	82,337	55,703
Income tax expense	1,869	3,891	5,285	8,199
Depreciation and amortization (1)	59,507	45,733	181,764	130,310
Impairments	2,337	898	276,229	2,431
Add:
Gain on divestiture, net	77,244	—	77,244	—
Equity income, net	21,976	19,063	59,137	41,322
Interest income – affiliates	4,225	4,225	12,675	12,675
Other income (1) (2)	82	94	219	251
Income tax benefit	—	—	1,710	—
Net income (loss) attributable to Western Gas Partners, LP	$164,289	$109,159	$98,123	$299,382
Reconciliation of Adjusted EBITDA attributable to Western Gas Partners, LP to Net cash provided by operating activities
Adjusted EBITDA attributable to Western Gas Partners, LP	$182,878	$179,018	$569,230	$502,413
Adjusted EBITDA attributable to noncontrolling interest	2,838	4,506	10,173	12,922
Interest income (expense), net	(27,548)	(16,653)	(69,662)	(43,028)
Uncontributed cash-based compensation awards	(21)	(11)	(166)	22
Accretion and amortization of long-term obligations, net	5,226	687	12,296	2,045
Current income tax benefit (expense)	(661)	(2,085)	(1,079)	(4,175)
Other income (expense), net (2)	85	97	227	260
Distributions from equity investments in excess of cumulative earnings	(3,871)	(4,539)	(12,409)	(14,387)
Changes in operating working capital:
Accounts receivable, net	22,031	(28,799)	(24,104)	(52,659)
Accounts and natural gas imbalance payables and accrued liabilities, net	15,837	31,540	15,719	35,807
Other	147	(2,602)	(1,817)	1,645
Net cash provided by operating activities	$196,941	$161,159	$498,408	$440,865
Cash flow information of Western Gas Partners, LP
Net cash provided by operating activities			$498,408	$440,865
Net cash used in investing activities			(337,989)	(950,282)
Net cash provided by (used in) financing activities			(154,273)	476,526

(1)	Includes our 75% share of depreciation and amortization; and other income attributable to the Chipeta complex.

(2)
Excludes income of zero for each of the three months ended September 30, 2015 and 2014, and zero and $0.5 million for the nine months ended September 30, 2015 and 2014, respectively, related to a component of a gas processing agreement accounted for as a capital lease.

	Three Months Ended September 30,			Nine Months Ended September 30,
thousands except Coverage ratio	2015 (Restated)		2014	2015 (Restated)		2014
Reconciliation of Distributable cash flow to Net income (loss) attributable to Western Gas Partners, LP and calculation of the Coverage ratio
Distributable cash flow	$152,822		$147,904	$474,127		$416,824
Less:
Distributions from equity investees	25,482		20,807	73,054		57,448
Non-cash equity-based compensation expense	1,148		1,034	3,423		3,188
Interest expense, net (non-cash settled) (1)	4,310		—	9,920		—
Income tax (benefit) expense	1,869		3,891	3,575		8,199
Depreciation and amortization (2)	59,507		45,733	181,764		130,310
Impairments	2,337		898	276,229		2,431
Above-market component of swap extensions with Anadarko (3)	7,916		—	7,916		—
Add:
Gain on divestiture, net	77,244		—	77,244		—
Equity income, net	21,976		19,063	59,137		41,322
Cash paid for maintenance capital expenditures (2)	13,695		12,561	36,589		35,554
Capitalized interest	1,039		1,900	6,826		7,347
Cash paid for (reimbursement of) income taxes	—		—	(138)		(340)
Other income (2) (4)	82		94	219		251
Net income (loss) attributable to Western Gas Partners, LP	$164,289		$109,159	$98,123		$299,382
Distributions declared (5)
Limited partners	$99,645			$289,215
General partner	46,515			129,884
Total	$146,160			$419,099
Coverage ratio	1.05	x		1.13	x

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

Working capital. As of September 30, 2015, we had $12.5 million of working capital, which we define as the amount by which current assets exceed current liabilities. Working capital is an indication of our liquidity and potential need for short-term funding. Our working capital requirements are driven by changes in accounts receivable and accounts payable and factors such as credit extended to, and the timing of collections from, our customers, and the level and timing of our spending for maintenance and expansion activity. As of September 30, 2015, we had $1.0 billion available for borrowing under our RCF.

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

CONTRACTUAL OBLIGATIONS

Our contractual obligations include, among other things, a revolving credit facility, other third-party long-term debt, capital obligations related to our expansion projects and various operating leases. Refer to Note 9—Debt and Interest Expense and Note 10—Commitments and Contingencies in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q/A for an update to our contractual obligations as of September 30, 2015, including, but not limited to, increases in committed capital.

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

Interest rate risk. Interest rates during the nine months ended September 30, 2015, were low compared to historic rates. As of September 30, 2015, we had $180.0 million of outstanding borrowings under our RCF (which bears interest at a rate based on LIBOR or, at our option, an alternative base rate). If interest rates rise, our future financing costs could increase. A 10% change in LIBOR would have resulted in a nominal change in net income (loss) and the fair value of the borrowings under the RCF at September 30, 2015.
We may incur additional variable-rate debt in the future, either under our RCF or other financing sources, including commercial bank borrowings or debt issuances.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer of the Partnership’s general partner (for purposes of this Item 4, “Management”) performed an evaluation of the Partnership’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. At the time of the Original Filing on October 29, 2015, Management concluded that the Partnership’s disclosure controls and procedures were effective as of September 30, 2015. Subsequent to that evaluation, Management determined that a material weakness in internal control over financial reporting, as further discussed below, existed as of September 30, 2015. As a result of the determination of a material weakness in the Partnership’s internal control over financial reporting, Management has now concluded that the Partnership’s disclosure controls and procedures were not effective as of September 30, 2015.
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
We performed additional analysis and procedures with respect to accounts impacted by the material weakness in order to conclude that our unaudited consolidated financial statements in this Form 10-Q/A as of September 30, 2015, and for the three and nine months ended September 30, 2015 and 2014, are fairly presented, in all material respects, in accordance with GAAP.

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