Form 10-Q
period 2016-03-31
Western Gas Partners LP
filed 2016-05-04
CIK 1414475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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

There were 130,666,567 common units outstanding as of May 2, 2016.

COMMONLY USED TERMS AND DEFINITIONS

Unless the context otherwise requires, references to “we,” “us,” “our,” the “Partnership” or “Western Gas Partners, LP” refer to Western Gas Partners, LP and its subsidiaries. As used in this Form 10-Q, the terms below have the following meanings:
Affiliates: Subsidiaries of Anadarko, excluding us, but including equity interests in Fort Union, White Cliffs, Rendezvous, the Mont Belvieu JV, TEP, TEG, and FRP.
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
COP: Continuous offering programs.
Cryogenic: The process in which liquefied gases are used to bring natural gas volumes to very low temperatures (below approximately -238 degrees Fahrenheit) to separate natural gas liquids from natural gas. Through cryogenic processing, more natural gas liquids are extracted than when traditional refrigeration methods are used.
DBJV: Delaware Basin JV Gathering LLC.
DBJV system: DBJV’s 50% interest in a gathering system and related facilities, with such gathering system and related facilities located in the Delaware Basin in Loving, Ward, Winkler and Reeves Counties, Texas.
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
EBITDA: Earnings before interest, taxes, depreciation, and amortization. For a definition of “Adjusted EBITDA,” see the caption Key Performance Metrics under Part I, Item 2 of this Form 10-Q.
Equity investment throughput: Our 14.81% share of average Fort Union throughput, 22% share of average Rendezvous throughput, 10% share of average White Cliffs throughput, 25% share of average Mont Belvieu JV throughput, 20% share of average TEP and TEG throughput and 33.33% share of average FRP throughput.
Exchange Act: The Securities Exchange Act of 1934, as amended.
Fort Union: Fort Union Gas Gathering, LLC.
FRP: Front Range Pipeline LLC.
GAAP: Generally accepted accounting principles in the United States.
General partner: Western Gas Holdings, LLC.

Imbalance: Imbalances result from (i) differences between gas and NGL volumes nominated by customers and gas and NGL volumes received from those customers and (ii) differences between gas and NGL volumes received from customers and gas and NGL volumes delivered to those customers.
IPO: Initial public offering.
LIBOR: London Interbank Offered Rate.
MBbls/d: One thousand barrels per day.
MGR assets: The Red Desert complex, the Granger straddle plant and the 22% interest in Rendezvous.
MICG: MIGC, LLC.
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
RCF: Our senior unsecured revolving credit facility.
Red Desert complex: The Patrick Draw processing plant, the Red Desert processing plant, associated gathering lines, and related facilities.
Rendezvous: Rendezvous Gas Services, LLC.
Residue: The natural gas remaining after the unprocessed natural gas stream has been processed or treated.
SEC: U.S. Securities and Exchange Commission.
Springfield: Springfield Pipeline LLC.
Springfield gas gathering system: Springfield’s 50.1% interest in the Springfield gas gathering system, which consists of gas gathering lines located in Dimmit, La Salle, Maverick and Webb Counties in South Texas.
Springfield oil gathering system: Springfield’s 50.1% interest in the Springfield oil gathering system, which consists of oil gathering lines located in Dimmit, La Salle, Maverick and Webb Counties in South Texas.
Springfield system: Consists of the Springfield gas gathering system and Springfield oil gathering system.
TEFR Interests: The interests in TEP, TEG and FRP.
TEG: Texas Express Gathering LLC.
TEP: Texas Express Pipeline LLC.
WGP: Western Gas Equity Partners, LP.
White Cliffs: White Cliffs Pipeline, LLC.

2018 Notes: Our 2.600% Senior Notes due 2018.
2021 Notes: Our 5.375% Senior Notes due 2021.
2022 Notes: Our 4.000% Senior Notes due 2022.
2025 Notes: Our 3.950% Senior Notes due 2025.
2044 Notes: Our 5.450% Senior Notes due 2044.
$500.0 million COP: The registration statement filed with the SEC in August 2014 authorizing the issuance of up to an aggregate of $500.0 million of our common units.

PART I. FINANCIAL INFORMATION (UNAUDITED)
Item 1.  Financial Statements

WESTERN GAS PARTNERS, LP
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended March 31,
thousands except per-unit amounts	2016	2015 (1)
Revenues and other – affiliates
Gathering, processing and transportation	$187,718	$188,018
Natural gas and natural gas liquids sales	84,866	118,740
Other	—	170
Total revenues and other – affiliates	272,584	306,928
Revenues and other – third parties
Gathering, processing and transportation	106,286	82,250
Natural gas and natural gas liquids sales	3,690	46,932
Other	581	896
Total revenues and other – third parties	110,557	130,078
Total revenues and other	383,141	437,006
Equity income, net (2)	16,814	18,220
Operating expenses
Cost of product (3)	76,467	139,408
Operation and maintenance (3)	76,213	76,185
General and administrative (3)	11,277	11,081
Property and other taxes	10,350	9,280
Depreciation and amortization	65,095	68,975
Impairments	6,518	272,624
Total operating expenses	245,920	577,553
Gain (loss) on divestiture and other, net	(632)	(6)
Operating income (loss)	153,403	(122,333)
Interest income – affiliates	4,225	4,225
Interest expense (4)	(32,036)	(22,960)
Other income (expense), net	124	71
Income (loss) before income taxes	125,716	(140,997)
Income tax (benefit) expense	6,633	12,270
Net income (loss)	119,083	(153,267)
Net income attributable to noncontrolling interest	3,023	3,226
Net income (loss) attributable to Western Gas Partners, LP	$116,060	$(156,493)
Limited partners’ interest in net income (loss):
Net income (loss) attributable to Western Gas Partners, LP	$116,060	$(156,493)
Pre-acquisition net (income) loss allocated to Anadarko	(11,326)	(25,039)
Series A Preferred units interest in net (income) loss (5)	(2,329)	—
General partner interest in net (income) loss (5)	(55,400)	(37,177)
Common and Class C limited partners’ interest in net income (loss) (5)	47,005	(218,709)
Net income (loss) per common unit – basic and diluted (6)	$0.31	$(1.61)

(1)	Financial information has been recast to include the financial position and results attributable to the Springfield system. See Note 1 and Note 2.

(2)	Income earned from equity investments is classified as affiliate. See Note 1.

(3)
Cost of product includes product purchases from Anadarko (as defined in Note 1) of $24.6 million and $43.9 million for the three months ended March 31, 2016 and 2015, respectively. Operation and maintenance includes charges from Anadarko of $18.0 million and $16.8 million for the three months ended March 31, 2016 and 2015, respectively. General and administrative includes charges from Anadarko of $9.0 million and $8.1 million for the three months ended March 31, 2016 and 2015, respectively. See Note 5.

(4)	Includes affiliate (as defined in Note 1) interest expense of $4.5 million and $1.4 million for the three months ended March 31, 2016 and 2015, respectively. See Note 2 and Note 9.

(5)	Represents net income (loss) earned on and subsequent to the date of acquisition of the Partnership assets (as defined in Note 1). See Note 4.

(6)	See Note 4 for the calculation of net income (loss) per common unit.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS PARTNERS, LP
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

thousands except number of units	March 31, 2016	December 31, 2015 (1)
ASSETS
Current assets
Cash and cash equivalents	$108,479	$98,033
Accounts receivable, net (2)	179,773	193,329
Other current assets	3,555	7,855
Total current assets	291,807	299,217
Note receivable – Anadarko	260,000	260,000
Property, plant and equipment
Cost	6,700,809	6,556,778
Less accumulated depreciation	1,760,590	1,697,999
Net property, plant and equipment	4,940,219	4,858,779
Goodwill	419,186	419,186
Other intangible assets	825,020	832,127
Equity investments	610,588	618,887
Other assets	13,740	13,001
Total assets	$7,360,560	$7,301,197
LIABILITIES, EQUITY AND PARTNERS’ CAPITAL
Current liabilities
Accounts and imbalance payables	$103,754	$98,661
Accrued ad valorem taxes	27,876	17,808
Accrued liabilities	127,837	119,019
Total current liabilities	259,467	235,488
Long-term debt	3,021,325	2,690,651
Deferred income taxes	5,906	139,704
Asset retirement obligations and other	132,126	128,652
Deferred purchase price obligation – Anadarko (3)	193,211	188,674
Total long-term liabilities	3,352,568	3,147,681
Total liabilities	3,612,035	3,383,169
Equity and partners’ capital
Series A Preferred units (14,030,611 and zero units issued and outstanding at March 31, 2016, and December 31, 2015, respectively) (4)	420,582	—
Common units (130,666,567 and 128,576,965 units issued and outstanding at March 31, 2016, and December 31, 2015, respectively)	2,417,194	2,588,991
Class C units (11,735,446 and 11,411,862 units issued and outstanding at March 31, 2016, and December 31, 2015, respectively) (5)	718,334	710,891
General partner units (2,583,068 units issued and outstanding at March 31, 2016, and December 31, 2015)	125,846	120,164
Net investment by Anadarko	—	430,598
Total partners’ capital	3,681,956	3,850,644
Noncontrolling interest	66,569	67,384
Total equity and partners’ capital	3,748,525	3,918,028
Total liabilities, equity and partners’ capital	$7,360,560	$7,301,197

(1)	Financial information has been recast to include the financial position and results attributable to the Springfield system. See Note 1 and Note 2.

(2)
Accounts receivable, net includes amounts receivable from affiliates (as defined in Note 1) of $53.8 million and $42.7 million as of March 31, 2016, and December 31, 2015, respectively. Accounts receivable, net as of March 31, 2016, and December 31, 2015, also includes an insurance claim receivable related to an incident at the DBM complex. See Note 1.

(3)	See Note 2.

(4)	The Series A Preferred units are convertible into common units at the holder’s election on a one-for-one basis at any time after the second anniversary of the issuance date. See Note 4.

(5)
The Class C units will convert into common units on a one-for-one basis on December 31, 2017, unless the Partnership elects to convert such units earlier or Anadarko extends the conversion date. See Note 4.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS PARTNERS, LP
CONSOLIDATED STATEMENT OF EQUITY AND PARTNERS’ CAPITAL
(UNAUDITED)

	Partners’ Capital
thousands	Net Investment by Anadarko	Common Units	Class C Units	Series A Preferred Units	General Partner Units	Noncontrolling Interest	Total
Balance at December 31, 2015 (1)	$430,598	$2,588,991	$710,891	$—	$120,164	$67,384	$3,918,028
Net income (loss)	11,326	42,812	4,635	1,887	55,400	3,023	119,083
Above-market component of swap extensions with Anadarko (2)	—	6,813	—	—	—	—	6,813
Issuance of common units, net of offering expenses	—	25,000	—	—	—	—	25,000
Issuance of Series A Preferred units, net of offering expenses	—	—	—	440,000	—	—	440,000
Beneficial conversion feature of Series A Preferred units	—	21,747	—	(21,747)	—	—	—
Amortization of beneficial conversion feature of Class C units and Series A Preferred units	—	(3,250)	2,808	442	—	—	—
Distributions to noncontrolling interest owner	—	—	—	—	—	(3,838)	(3,838)
Distributions to unitholders	—	(102,862)	—	—	(49,726)	—	(152,588)
Acquisitions from affiliates	(549,692)	(162,808)	—	—	—	—	(712,500)
Contributions of equity-based compensation from Anadarko	—	1,044	—	—	21	—	1,065
Net pre-acquisition contributions from (distributions to) Anadarko	(27,632)	—	—	—	—	—	(27,632)
Net distributions to Anadarko of other assets	—	(701)	—	—	(13)	—	(714)
Elimination of net deferred tax liabilities	135,400	—	—	—	—	—	135,400
Other	—	408	—	—	—	—	408
Balance at March 31, 2016	$—	$2,417,194	$718,334	$420,582	$125,846	$66,569	$3,748,525

(1)	Financial information has been recast to include the financial position and results attributable to the Springfield system. See Note 1 and Note 2.

(2)	See Note 5.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS PARTNERS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
thousands	2016	2015 (1)
Cash flows from operating activities
Net income (loss)	$119,083	$(153,267)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	65,095	68,975
Impairments	6,518	272,624
Non-cash equity-based compensation expense	1,231	1,035
Deferred income taxes	1,852	5,809
Accretion and amortization of long-term obligations, net	5,467	2,112
Equity income, net (2)	(16,814)	(18,220)
Distributions from equity investment earnings (2)	19,855	18,706
Gain (loss) on divestiture and other, net	632	6
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	12,558	(14,633)
Increase (decrease) in accounts and imbalance payables and accrued liabilities, net	17,978	12,796
Change in other items, net	3,048	(1,110)
Net cash provided by operating activities	236,503	194,833
Cash flows from investing activities
Capital expenditures	(136,987)	(211,567)
Contributions in aid of construction costs from affiliates	2,369	—
Acquisitions from affiliates	(713,596)	(765)
Investments in equity affiliates	474	(4,878)
Distributions from equity investments in excess of cumulative earnings (2)	4,784	2,964
Proceeds from the sale of assets to third parties	138	22
Net cash used in investing activities	(842,818)	(214,224)
Cash flows from financing activities
Borrowings, net of debt issuance costs	330,000	140,000
Repayments of debt	—	(30,000)
Increase (decrease) in outstanding checks	(994)	(2,198)
Proceeds from the issuance of common units, net of offering expenses	25,000	31,075
Proceeds from the issuance of Series A Preferred units, net of offering expenses	440,000	—
Distributions to unitholders (3)	(152,588)	(126,044)
Distributions to noncontrolling interest owner	(3,838)	(3,150)
Net contributions from (distributions to) Anadarko	(27,632)	1,293
Above-market component of swap extensions with Anadarko (3)	6,813	—
Net cash provided by (used in) financing activities	616,761	10,976
Net increase (decrease) in cash and cash equivalents	10,446	(8,415)
Cash and cash equivalents at beginning of period	98,033	67,054
Cash and cash equivalents at end of period	$108,479	$58,639
Supplemental disclosures
Acquisition of DBJV from Anadarko	$—	$174,276
Net distributions to (contributions from) Anadarko of other assets	714	205
Interest paid, net of capitalized interest	18,223	17,594
Taxes paid (reimbursements received)	67	(138)

(1)	Financial information has been recast to include the financial position and results attributable to the Springfield system. See Note 1 and Note 2.

(2)	Income earned on, distributions from and contributions to equity investments are classified as affiliate. See Note 1.

(3)	See Note 5.

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
For purposes of these consolidated financial statements, the “Partnership” refers to Western Gas Partners, LP and its subsidiaries. The Partnership’s general partner, Western Gas Holdings, LLC (the “general partner”), is owned by Western Gas Equity Partners, LP (“WGP”), a Delaware master limited partnership formed by Anadarko Petroleum Corporation in September 2012 to own the Partnership’s general partner, as well as a significant limited partner interest in the Partnership (see Western Gas Equity Partners, LP below). WGP has no independent operations or material assets other than owning the partnership interests in WES (see Holdings of Partnership equity in Note 4). Western Gas Equity Holdings, LLC is WGP’s general partner and is a wholly owned subsidiary of Anadarko Petroleum Corporation. “Anadarko” refers to Anadarko Petroleum Corporation and its subsidiaries, excluding the Partnership and the general partner, and “affiliates” refers to subsidiaries of Anadarko, excluding the Partnership, but including equity interests in Fort Union Gas Gathering, LLC (“Fort Union”), White Cliffs Pipeline, LLC (“White Cliffs”), Rendezvous Gas Services, LLC (“Rendezvous”), Enterprise EF78 LLC (the “Mont Belvieu JV”), Texas Express Pipeline LLC (“TEP”), Texas Express Gathering LLC (“TEG”) and Front Range Pipeline LLC (“FRP”). The interests in TEP, TEG and FRP are referred to collectively as the “TEFR Interests.” The “MGR assets” include the Red Desert complex, the Granger straddle plant and the interest in Rendezvous.
The Partnership is engaged in the business of gathering, processing, compressing, treating and transporting natural gas, condensate, NGLs and crude oil for Anadarko, as well as for third-party producers and customers. As of March 31, 2016, the Partnership’s assets and investments accounted for under the equity method consisted of the following:

	Owned and Operated	Operated Interests	Non-Operated Interests	Equity Interests
Gathering systems	12	4	5	2
Treating facilities	13	8	—	3
Natural gas processing plants/trains	18	5	—	2
NGL pipelines	2	—	—	3
Natural gas pipelines	4	—	—	—
Oil pipelines	—	1	—	1

These assets and investments are located in the Rocky Mountains (Colorado, Utah and Wyoming), the Mid-Continent (Kansas and Oklahoma), North-central Pennsylvania and Texas. The Partnership is constructing additional processing plants at the DBM complex, with operations expected to commence during the second quarter (Train IV) and second half (Train V) of 2016. The Partnership has also made progress payments toward the construction of another cryogenic unit at the DBM complex (Train VI), with an expected in-service date of mid-2017.

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

Basis of presentation. The following table outlines the Partnership’s ownership interests and the accounting method of consolidation used in the Partnership’s consolidated financial statements:

Percentage Interest
Equity investments (1)
Fort Union	14.81%
White Cliffs	10%
Rendezvous	22%
Mont Belvieu JV	25%
TEP	20%
TEG	20%
FRP	33.33%
Proportionate consolidation (2)
Non-Operated Marcellus Interest systems	33.75%
Anadarko-Operated Marcellus Interest systems	33.75%
Newcastle system	50%
DBJV	50%
Springfield	50.1%
Full consolidation
Chipeta (3)	75%

(1)
Investments in non-controlled entities over which the Partnership exercises significant influence are accounted for under the equity method. “Equity investment throughput” refers to the Partnership’s share of average throughput for these investments.

(2)	The Partnership proportionately consolidates its associated share of the assets, liabilities, revenues and expenses attributable to these assets.

(3)	The 25% interest in Chipeta Processing LLC (“Chipeta”) held by a third-party member is reflected within noncontrolling interest in the consolidated financial statements.

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
Certain information and note disclosures commonly included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, the accompanying consolidated financial statements and notes should be read in conjunction with the Partnership’s 2015 Form 10-K, as filed with the SEC on February 25, 2016. Management believes that the disclosures made are adequate to make the information not misleading.

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

Presentation of Partnership assets. The term “Partnership assets” refers to the assets owned and interests accounted for under the equity method (see Note 7) by the Partnership as of March 31, 2016. Because Anadarko controls the Partnership through its ownership and control of WGP, which owns the Partnership’s entire general partner interest, each acquisition of Partnership assets from Anadarko has been considered a transfer of net assets between entities under common control. As such, the Partnership assets acquired from Anadarko were initially recorded at Anadarko’s historic carrying value, which did not correlate to the total acquisition price paid by the Partnership. Further, after an acquisition of Partnership assets from Anadarko, the Partnership may be required to recast its financial statements to include the activities of such Partnership assets from the date of common control. See Note 2.
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

Insurance recoveries. Involuntary conversions result from the loss of an asset because of some unforeseen event (e.g., destruction due to fire). Some of these events are insurable and result in property damage insurance recovery. Amounts the Partnership receives from insurance carriers are net of any deductibles related to the covered event. The Partnership records a receivable from insurance to the extent it recognizes a loss from an involuntary conversion event and the likelihood of recovering such loss is deemed probable. To the extent that any of the Partnership’s insurance claim receivables are later judged not probable of recovery (e.g., due to new information), such amounts are expensed. The Partnership recognizes gains on involuntary conversions when the amount received from insurance exceeds the net book value of the retired asset(s). In addition, the Partnership does not recognize a gain related to insurance recoveries until all contingencies related to such proceeds have been resolved, that is, a non-refundable cash payment is received from the insurance carrier or the Partnership has a binding settlement agreement with the carrier that clearly states that a non-refundable payment will be made. To the extent that an asset is rebuilt, the associated expenditures are capitalized, as appropriate, in the consolidated balance sheets and presented as capital expenditures in the Partnership’s consolidated statements of cash flows. With respect to business interruption insurance claims, the Partnership recognizes income only when non-refundable cash proceeds are received from insurers, which are presented in the Partnership’s consolidated statements of income as a component of Operating income (loss).
On December 3, 2015, there was an initial fire and secondary explosion at the processing facility within the DBM complex. The majority of the damage from the incident was to the liquid handling facilities and the amine treating units at the inlet of the complex. Train II (with capacity of 100 MMcf/d) sustained the most damage of the processing trains but is expected to be returned to service by the end of 2016. Train III (with capacity of 200 MMcf/d) experienced minimal damage and began accepting limited deliveries of gas in April 2016. Management expects Train III to return to full service by the end of the second quarter of 2016, along with new liquid handling and amine treating facilities. As of March 31, 2016, and December 31, 2015, the consolidated balance sheets include a $49.0 million receivable for a property insurance claim related to the incident at the DBM complex.

Recently issued accounting standards. The Financial Accounting Standards Board recently issued the following Accounting Standards Updates (“ASUs”):
ASU 2016-02, Leases (Topic - 842). This ASU requires the lessees to recognize a lease liability and a right-of-use asset for all leases, including operating leases, with a term greater than 12 months on the balance sheet and disclose key information about their leasing transactions. This ASU is effective for annual and interim periods beginning in 2019. The Partnership is evaluating the impact of the adoption of this ASU on its consolidated financial statements.

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

ASU 2016-01, Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10). This ASU amends existing requirements on the classification and measurement of financial instruments. Changes to the current requirements primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. This ASU is effective for annual periods beginning in 2018 with early adoption of certain provisions permitted. The Partnership is evaluating the impact of the adoption of this ASU on its consolidated financial statements.
ASU 2015-06, Earnings Per Share (Topic - 260)—Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions. This ASU provides guidance for the presentation of historical earnings per unit for master limited partnerships that apply the two-class method of calculating earnings per unit. When a general partner transfers or “drops down” net assets to a master limited partnership, the transaction is accounted for as a transaction between entities under common control, and the statements of operations are adjusted retrospectively to reflect the transaction. This ASU specifies that the historical earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner, and the previously reported earnings per unit of the limited partners should not change as a result of the dropdown transaction. The ASU also requires additional disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing earnings per unit under the two-class method. The Partnership applies the two-class method of calculating earnings per unit as described above (including the allocation of pre-acquisition net income (loss) to the general partner), and discloses the rights to earnings (losses) noted above. As such, there was no impact to the Partnership’s consolidated financial statements upon adoption of this ASU on January 1, 2016.
ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30)—Simplifying the Presentation of Debt Issuance Costs and ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30)—Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. These ASUs require capitalized debt issuance costs, except for those related to revolving credit facilities, to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, rather than as an asset. The Partnership adopted these ASUs on January 1, 2016, using a retrospective approach. The adoption resulted in a reclassification that reduced Other assets and Long-term debt by $16.7 million on the Partnership’s consolidated balance sheet at December 31, 2015. See Note 9.
ASU 2015-02, Consolidation—Amendments to the Consolidation Analysis. This ASU amends existing requirements applicable to reporting entities that are required to evaluate consolidation of a legal entity under the variable interest entity (“VIE”) or voting interest entity models. The provisions will affect how limited partnerships and similar entities are assessed for consolidation, including an additional requirement that a limited partnership will be a VIE unless the limited partners have either substantive kick-out or participating rights over the general partner. The Partnership evaluated the impact of the adoption of this ASU on its consolidated financial statements and determined it does not have any entities for which it is the primary beneficiary for accounting and disclosure purposes. As such, the adoption of this ASU on January 1, 2016, did not impact the Partnership’s consolidated financial statements.
ASU 2014-09, Revenue from Contracts with Customers (Topic 606), ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), and ASU 2016-10, Revenues from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which supersede the revenue recognition requirements in Topic 605, Revenue Recognition, require an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. The Partnership is required to adopt the new standards in the first quarter of 2018 using one of two retrospective application methods. The Partnership is continuing to evaluate the provisions of these ASUs, and has not determined the impact these standards may have on its consolidated financial statements and related disclosures or decided upon the method of adoption.

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.  ACQUISITIONS AND DIVESTITURES

The following table presents the acquisitions completed by the Partnership during 2016 and 2015, and identifies the funding sources for such acquisitions:

thousands except unit and percent amounts	Acquisition Date	Percentage Acquired	Deferred Purchase Price Obligation - Anadarko	Borrowings	Common Units Issued	Series A Preferred Units
DBJV (1)	03/02/2015	100%	$174,276	$—	—	—
Springfield (2)	03/14/2016	100%	—	247,500	2,089,602	14,030,611

(1)
The Partnership acquired Delaware Basin JV Gathering LLC (“DBJV”) from Anadarko. DBJV owns a 50% interest in a gathering system and related facilities, such interest being referred to in this report as the “DBJV system”. The DBJV gathering system and related facilities are located in the Delaware Basin in Loving, Ward, Winkler and Reeves Counties, Texas. The Partnership will make a cash payment on March 31, 2020, to Anadarko as consideration for the acquisition of DBJV. The Partnership currently estimates the future payment will be $282.8 million, the net present value of which was $174.3 million as of the acquisition date. See DBJV acquisition—deferred purchase price obligation - Anadarko below.

(2)
The Partnership acquired Springfield Pipeline LLC (“Springfield”) from Anadarko for $750.0 million, consisting of $712.5 million in cash and the issuance of 1,253,761 of the Partnership’s common units. Springfield owns a 50.1% interest in an oil gathering system and a gas gathering system, such interest being referred to in this report as the “Springfield system.” The Springfield oil and gas gathering systems are located in Dimmit, La Salle, Maverick and Webb Counties in South Texas. The Partnership financed the cash portion of the acquisition through: (i) borrowings of $247.5 million on the Partnership’s senior unsecured revolving credit facility (“RCF”), (ii) the issuance of 835,841 of the Partnership’s common units to WGP and (iii) the issuance of the Series A Preferred units noted above to private investors (the “initial issuance”). See Note 4 for further information regarding the Series A Preferred units, including the full exercise of an option granted in connection with the initial issuance.

Springfield acquisition. Because the acquisition of Springfield was a transfer of net assets between entities under common control, the Partnership’s historical financial statements previously filed with the SEC have been recast in this Form 10-Q to include the results attributable to the Springfield system as if the Partnership owned Springfield for all periods presented. The consolidated financial statements for periods prior to the Partnership’s acquisition of Springfield have been prepared from Anadarko’s historical cost-basis accounts and may not necessarily be indicative of the actual results of operations that would have occurred if the Partnership had owned Springfield during the periods reported.
The following table presents the impact of the Springfield system on Revenues and other, Equity income, net and Net income (loss) as presented in the Partnership’s historical consolidated statements of income:

	Three Months Ended March 31, 2015
thousands	Partnership Historical	Springfield System	Eliminations	Combined
Revenues and other	$388,409	$48,614	$(17)	$437,006
Equity income, net	18,220	—	—	18,220
Net income (loss)	(176,564)	23,297	—	(153,267)

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.  ACQUISITIONS AND DIVESTITURES (CONTINUED)

DBJV acquisition - deferred purchase price obligation - Anadarko. The consideration to be paid by the Partnership for the acquisition of DBJV consists of a cash payment to Anadarko due on March 31, 2020. The cash payment will be equal to (a) eight multiplied by the average of the Partnership’s share in the Net Earnings (see definition below) of DBJV for the calendar years 2018 and 2019, less (b) the Partnership’s share of all capital expenditures incurred for DBJV between March 1, 2015, and February 29, 2020. Net Earnings is defined as all revenues less cost of product, operating expenses and property taxes, in each case attributable to DBJV on an accrual basis. As of the acquisition date, the estimated future payment obligation (based on management’s estimate of the Partnership’s share of forecasted Net Earnings and capital expenditures for DBJV) was $282.8 million, which had a net present value of $174.3 million, using a discount rate of 10%. As of March 31, 2016 and December 31, 2015, the net present value of this obligation was $193.2 million and $188.7 million, respectively, which was recorded on the consolidated balance sheet under Deferred purchase price obligation - Anadarko. Accretion expense for the three months ended March 31, 2016 and 2015, was $4.5 million and $1.4 million, respectively, which was recorded as a charge to Interest expense. Any subsequent changes to the estimated future payment obligation, if applicable, will be calculated using a discounted cash flow model with a 10% discount rate. Such changes will be recorded as adjustments within Common units on the consolidated balance sheets and consolidated statements of equity and partners’ capital, with accretion adjustments (financing-related) as a result of these changes recorded within Interest expense on the consolidated statements of income in the period of the change.

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

thousands except per-unit amounts Quarters Ended	Total Quarterly Distribution per Unit	Total Quarterly Cash Distribution	Date of Distribution
2015
March 31	$0.725	$133,203	May 2015
June 30	0.750	139,736	August 2015
September 30	0.775	146,160	November 2015
December 31	0.800	152,588	February 2016
2016
March 31 (1)	$0.815	$158,905	May 2016

(1)
On April 22, 2016, the Board of Directors of the Partnership’s general partner declared a cash distribution to the Partnership’s unitholders of $0.815 per unit, or $158.9 million in aggregate, including incentive distributions, but excluding distributions on Class C units (see Class C unit distributions below) and Series A Preferred units (see Series A Preferred unit distributions below). The cash distribution is payable on May 13, 2016, to unitholders of record at the close of business on May 2, 2016.

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.  PARTNERSHIP DISTRIBUTIONS (CONTINUED)

Class C unit distributions. The Class C units receive quarterly distributions at a rate equivalent to the Partnership’s common units. The distributions are paid in the form of additional Class C units (“PIK Class C units”) until the scheduled conversion date on December 31, 2017 (unless earlier converted), and the Class C units are disregarded with respect to distributions of the Partnership’s available cash until they are converted to common units. The number of additional PIK Class C units to be issued in connection with a distribution payable on the Class C units is determined by dividing the corresponding distribution attributable to the Class C units by the volume-weighted-average price of the Partnership’s common units for the ten days immediately preceding the payment date for the common unit distribution, less a 6% discount. The Partnership records the PIK Class C unit distributions at fair value at the time of issuance. This Level 2 fair value measurement uses the Partnership’s unit price as a significant input in the determination of the fair value. On February 11, 2016, the Partnership distributed 323,584 PIK Class C units to APC Midstream Holdings, LLC (“AMH”), the holder of the Class C units, for the quarterly distribution period ended December 31, 2015.

Series A Preferred unit distributions. As further described in Note 4, the Partnership issued Series A Preferred units representing limited partner interests in the Partnership to private investors in March 2016. The Series A Preferred unitholders receive quarterly distributions in cash equal to $0.68 per Series A Preferred unit, subject to certain adjustments. The holders of the Series A Preferred units are entitled to certain rights that are senior to the rights of holders of common and Class C units, such as rights to distributions and rights upon liquidation of the Partnership. No payment or distribution on any junior equity security of the Partnership, including common and Class C units, for any quarter is permitted prior to the payment in full of the Series A Preferred unit distribution (including any outstanding arrearages). For the quarter ended March 31, 2016, the Series A Preferred unitholders will receive an aggregate cash distribution of $1.9 million, based on the quarterly per unit distribution prorated for the 18-day period the 14,030,611 Series A Preferred units were outstanding during the first quarter of 2016. See Note 4 for further discussion of the Series A Preferred units.

4.  EQUITY AND PARTNERS’ CAPITAL

Equity offerings. Pursuant to the Partnership’s registration statement filed with the SEC in August 2014 authorizing the issuance of up to an aggregate of $500.0 million of common units (“$500.0 million COP”), during the year ended December 31, 2015, the Partnership issued 873,525 common units, at an average price of $66.61, generating proceeds of $57.4 million (net of $0.8 million for the underwriting discount and other offering expenses). Net proceeds were used for general partnership purposes, including funding capital expenditures. Gross proceeds generated during the year ended December 31, 2015, were $58.2 million. Commissions paid during the year ended December 31, 2015, were $0.6 million. The Partnership issued no common units under the $500.0 million COP during the three months ended March 31, 2016.

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.  EQUITY AND PARTNERS’ CAPITAL (CONTINUED)

Class C units. In connection with the closing of the DBM acquisition in November 2014, the Partnership issued 10,913,853 Class C units to AMH at a price of $68.72 per unit, generating proceeds of $750.0 million, pursuant to the Unit Purchase Agreement (“UPA”) with Anadarko and AMH. All outstanding Class C units will convert into common units on a one-for-one basis on December 31, 2017, unless the Partnership elects to convert such units earlier or Anadarko extends the conversion date. The Class C units were issued to partially fund the acquisition of DBM, and the UPA contains an optional redemption feature that provides the Partnership the ability to redeem up to $150.0 million of the Class C units within 10 days of the receipt of cash proceeds from an entity that is not an affiliate of the Partnership or AMH, if these cash proceeds were in relation to (i) the assets of DBM, (ii) the equity interests in DBM or (iii) the equity interests in a subsidiary of the Partnership that owns a majority of the outstanding equity interests in DBM. As of March 31, 2016, no such proceeds had been received, and no Class C units had been redeemed.
The Class C units were issued at a discount to the then-current market price of the common units into which they are convertible. This discount, totaling $34.8 million, represents a beneficial conversion feature, and at issuance, it was reflected as an increase in common unitholders’ capital and a decrease in Class C unitholder capital to reflect the fair value of the Class C units at issuance. The beneficial conversion feature is considered a non-cash distribution that will be recognized from the date of issuance through the date of conversion, resulting in an increase in Class C unitholder capital and a decrease in common unitholders’ capital as amortized. The beneficial conversion feature is amortized assuming a conversion date of December 31, 2017, using the effective yield method. The impact of the beneficial conversion feature amortization is also included in the calculation of earnings per unit.

Series A Preferred units. In connection with the closing of the Springfield acquisition on March 14, 2016, the Partnership completed the issuance and sale of 14,030,611 Series A Preferred units to private investors for a cash purchase price of $32.00 per unit, generating proceeds of $440.0 million (net of fees and expenses, including a 2.0% transaction fee paid to the private investors). In April 2016, the Partnership issued an additional 7,892,220 Series A Preferred units pursuant to the full exercise of an option granted in connection with the initial issuance. The Series A Preferred unitholders may convert the Series A Preferred units into common units on a one-for-one basis at any time after the second anniversary of the issuance date, in whole or in part, subject to certain conversion thresholds. Similarly, the Partnership may convert the Series A Preferred units at any time after the third anniversary of the issuance date, in whole or in part, if the closing price of the Partnership’s common units is greater than $48.00 per common unit for 20 of the 30 preceding trading days, and subject to other certain conversion thresholds. In addition, upon certain events involving a change of control, the Series A Preferred unitholders may elect on an individual basis, subject to certain conditions, to (i) convert their Series A Preferred units to common units at the then applicable conversion rate, (ii) if the Partnership is not the surviving entity (or if the Partnership is the surviving entity, but its common units will cease to be listed), require the Partnership to use commercially reasonable efforts to cause the surviving entity in any such transaction to issue a substantially equivalent security (or convert into common units based on a specified formula, if the Partnership is unable to cause such substantially equivalent securities to be issued), (iii) if the Partnership is the surviving entity, continue to hold their Series A Preferred units, or (iv) require the Partnership to redeem the Series A Preferred units at a price per Series A Preferred unit of $32.32, plus accrued and unpaid distributions to be paid in cash or common units at the discretion of the Partnership.
The Series A Preferred unitholders will vote on an as-converted basis with the Partnership’s common unitholders and will have certain other class voting rights with respect to any amendment to the partnership agreement that would adversely affect any rights, preferences or privileges of the Series A Preferred unitholders. Also in connection with the issuance of the Series A Preferred units, the Partnership entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Series A Preferred unit purchasers relating to the registered resale of the common units representing limited partner interests in the Partnership issuable upon conversion of the Series A Preferred units. Pursuant to the Registration Rights Agreement, the Partnership is required to use its commercially reasonable efforts to file and maintain a registration statement for the resale of the converted Series A Preferred units, with such registration statement to become effective no later than March 2018.

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.  EQUITY AND PARTNERS’ CAPITAL (CONTINUED)

The Series A Preferred units from the initial issuance were issued at a discount to the then-current market price of the common units into which they are convertible. This discount, totaling $21.7 million, represents a beneficial conversion feature, and on the date the Preferred Unit Purchase Agreement was signed (the “commitment date”), it was reflected as an increase in common unitholders’ capital and a decrease in Series A Preferred unitholders’ capital to reflect the fair value of the Series A Preferred units on the commitment date. The beneficial conversion feature is considered a non-cash distribution that will be recognized from the issuance date through the date of earliest conversion, resulting in an increase in Series A Preferred unitholders’ capital and a decrease in common unitholders’ capital as amortized. The beneficial conversion feature is amortized assuming a conversion date of March 14, 2018, using the effective yield method. The impact of the beneficial conversion feature will also be included in the calculation of earnings per unit.

Partnership interests. The Partnership’s common units are listed on the New York Stock Exchange under the symbol “WES.”
The following table summarizes the common, Class C, Series A Preferred and general partner units issued during the three months ended March 31, 2016:

	Common Units	Class C Units	Series A Preferred Units	General Partner Units	Total
Balance at December 31, 2015	128,576,965	11,411,862	—	2,583,068	142,571,895
PIK Class C units	—	323,584	—	—	323,584
Springfield acquisition	2,089,602	—	14,030,611	—	16,120,213
Balance at March 31, 2016	130,666,567	11,735,446	14,030,611	2,583,068	159,015,692

Holdings of Partnership equity. As of March 31, 2016, WGP held 50,132,046 common units, representing a 31.5% limited partner interest in the Partnership, and, through its ownership of the general partner, WGP indirectly held 2,583,068 general partner units, representing a 1.6% general partner interest in the Partnership, and 100% of the IDRs. As of March 31, 2016, other subsidiaries of Anadarko held 2,011,380 common units and 11,735,446 Class C units, representing an aggregate 8.7% limited partner interest in the Partnership. As of March 31, 2016, the public held 78,523,141 common units, representing a 49.4% limited partner interest in the Partnership and private investors held 14,030,611 Series A Preferred units, representing an 8.8% limited partner interest in the Partnership.

Net income (loss) per unit for common units. Net income (loss) attributable to Western Gas Partners, LP earned on and subsequent to the date of the acquisition of the Partnership assets, net of distributions on the Series A Preferred units and amortization of the Series A Preferred unit beneficial conversion feature (see Series A Preferred units above), is allocated to the general partner, the common unitholders and the Class C unitholder, in accordance with their respective weighted-average ownership percentages (exclusive of the Series A Preferred unit limited partnership interest) and, when applicable, giving effect to incentive distributions allocable to the general partner. The allocable limited partners’ interest in net income (loss) is also net of amortization of the beneficial conversion feature related to the Class C units (see Class C units above) and is allocated between the common and Class C unitholders by applying the provisions of the partnership agreement that govern actual cash distributions and capital account allocations, as if all earnings for the period had been distributed. Net income (loss) attributable to the Partnership assets acquired from Anadarko for periods prior to the Partnership’s acquisition of the Partnership assets is not allocated to the limited partners for purposes of calculating net income (loss) per common unit.

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.  EQUITY AND PARTNERS’ CAPITAL (CONTINUED)

Basic net income (loss) per common unit is calculated by dividing the limited partners’ interest in net income (loss) attributable to common unitholders by the weighted-average number of common units outstanding during the period. The common units issued in connection with acquisitions and equity offerings are included on a weighted-average basis for periods they were outstanding. The Series A Preferred units are not considered a participating security as they only have distribution rights up to the specified per-unit quarterly distribution and have no rights to the Partnership’s undistributed earnings. Because the Class C units participate in distributions with common units according to a predetermined formula (see Note 3), they are considered a participating security and are included in the computation of earnings per unit pursuant to the two-class method. The Class C unit participation right results in a non-contingent transfer of value each time the Partnership declares a distribution. Diluted net income (loss) per common unit is calculated by dividing the sum of (i) the limited partners’ interest in net income (loss) attributable to common units adjusted for distributions on the Series A Preferred units and a reallocation of the limited partners’ interest in net income (loss) assuming conversion of the Series A Preferred units into common units, and (ii) the limited partners’ interest in net income (loss) allocable to the Class C units as a participating security, by the sum of the weighted-average number of common units outstanding plus the dilutive effect of (i) the weighted-average number of outstanding Class C units and (ii) the weighted-average number of common units outstanding assuming conversion of the Series A Preferred units.
The following table illustrates the Partnership’s calculation of net income (loss) per unit for common units:

	Three Months Ended March 31,
thousands except per-unit amounts	2016	2015
Net income (loss) attributable to Western Gas Partners, LP	$116,060	$(156,493)
Pre-acquisition net (income) loss allocated to Anadarko	(11,326)	(25,039)
Series A Preferred units interest in net (income) loss (1)	(2,329)	—
General partner interest in net (income) loss	(55,400)	(37,177)
Common and Class C limited partners’ interest in net income (loss)	$47,005	$(218,709)
Net income (loss) allocable to common units (1)	$39,562	$(205,258)
Net income (loss) allocable to Class C units (1)	7,443	(13,451)
Common and Class C limited partners’ interest in net income (loss)	$47,005	$(218,709)
Net income (loss) per unit
Common units – basic and diluted (2)	$0.31	$(1.61)
Weighted-average units outstanding
Common units – basic and diluted	128,990	127,736
Excluded due to anti-dilutive effect:
Class C units	11,590	10,938
Series A Preferred units assuming conversion to common units	2,775	—

(1)	Adjusted to reflect amortization of the beneficial conversion feature.

(2)	The impact of Class C units and the conversion of Series A Preferred units would be anti-dilutive.

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.  TRANSACTIONS WITH AFFILIATES

Affiliate transactions. Revenues from affiliates include amounts earned by the Partnership from services provided to Anadarko as well as from the sale of residue and NGLs to Anadarko. In addition, the Partnership purchases natural gas from an affiliate of Anadarko pursuant to gas purchase agreements. Operation and maintenance expense includes amounts accrued for or paid to affiliates for the operation of the Partnership assets, whether in providing services to affiliates or to third parties, including field labor, measurement and analysis, and other disbursements. A portion of the Partnership’s general and administrative expenses is paid by Anadarko, which results in affiliate transactions pursuant to the reimbursement provisions of the Partnership’s omnibus agreement. Affiliate expenses do not bear a direct relationship to affiliate revenues, and third-party expenses do not bear a direct relationship to third-party revenues. See Note 2 for further information related to contributions of assets to the Partnership by Anadarko.

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

Note receivable - Anadarko and Deferred purchase price obligation - Anadarko. Concurrently with the closing of the Partnership’s May 2008 initial public offering, the Partnership loaned $260.0 million to Anadarko in exchange for a 30-year note bearing interest at a fixed annual rate of 6.50%, payable quarterly. The fair value of the note receivable from Anadarko was $260.4 million and $252.3 million at March 31, 2016, and December 31, 2015, respectively. The fair value of the note reflects consideration of credit risk and any premium or discount for the differential between the stated interest rate and quarter-end market interest rate, based on quoted market prices of similar debt instruments. Accordingly, the fair value of the note receivable from Anadarko is measured using Level 2 inputs.
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
Below is a summary of the fixed price ranges on all of the Partnership’s outstanding commodity price swap agreements as of March 31, 2016:

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.  TRANSACTIONS WITH AFFILIATES (CONTINUED)

The following table summarizes gains and losses upon settlement of commodity price swap agreements recognized in the consolidated statements of income:

	Three Months Ended March 31,
thousands	2016	2015
Gains (losses) on commodity price swap agreements related to sales: (1)
Natural gas sales	$7,041	$10,982
Natural gas liquids sales	20,070	44,432
Total	27,111	55,414
Losses on commodity price swap agreements related to purchases (2)	(18,871)	(34,179)
Net gains (losses) on commodity price swap agreements	$8,240	$21,235

(1)	Reported in affiliate Natural gas and natural gas liquids sales in the consolidated statements of income in the period in which the related sale is recorded.

(2)	Reported in Cost of product in the consolidated statements of income in the period in which the related purchase is recorded.

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

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.  TRANSACTIONS WITH AFFILIATES (CONTINUED)

Revenues or costs attributable to volumes settled during the respective extension period, at the applicable market price in the above tables, will be recognized in the consolidated statements of income. The Partnership will also record a capital contribution from Anadarko in the Partnership’s consolidated statement of equity and partners’ capital for the amount by which the swap price exceeds the applicable market price in the above tables. For the three months ended March 31, 2016, the capital contribution from Anadarko was $6.8 million.

Gathering and processing agreements. The Partnership has significant gathering and processing arrangements with affiliates of Anadarko on a majority of its systems. The Partnership’s gathering, treating and transportation throughput (excluding equity investment throughput) attributable to natural gas production owned or controlled by Anadarko was 37% and 56% for the three months ended March 31, 2016 and 2015, respectively. The Partnership’s processing throughput (excluding equity investment throughput) attributable to natural gas production owned or controlled by Anadarko was 61% and 52% for the three months ended March 31, 2016 and 2015, respectively. The Partnership’s gathering, treating and transportation throughput (excluding equity investment throughput) attributable to crude/NGL production owned or controlled by Anadarko was 64% and 100% for the three months ended March 31, 2016 and 2015, respectively. Prior to January 1, 2016, Springfield’s contracts were with a subsidiary of Anadarko who contracted with third parties. Effective January 1, 2016, Springfield’s contracts are with both a subsidiary of Anadarko and third parties directly.

Commodity purchase and sale agreements. The Partnership sells a significant amount of its natural gas, condensate and NGLs to Anadarko Energy Services Company (“AESC”), Anadarko’s marketing affiliate. In addition, the Partnership purchases natural gas, condensate and NGLs from AESC pursuant to purchase agreements. The Partnership’s purchase and sale agreements with AESC are generally one-year contracts, subject to annual renewal.

Acquisitions from Anadarko. On March 14, 2016, the Partnership acquired Springfield from Anadarko, and on March 2, 2015, the Partnership acquired DBJV from Anadarko. See Note 2 for further information on these acquisitions.

WES LTIP. The general partner awards phantom units under the Western Gas Partners, LP 2008 Long-Term Incentive Plan (“WES LTIP”) primarily to its independent directors, but also from time to time to its executive officers and Anadarko employees performing services for the Partnership. The phantom units awarded to the independent directors vest one year from the grant date, while all other awards are subject to graded vesting over a three-year service period. Compensation expense is recognized over the vesting period and was $0.1 million for each of the three months ended March 31, 2016 and 2015.

WGP LTIP and Anadarko Incentive Plans. For the three months ended March 31, 2016 and 2015, general and administrative expenses included $1.2 million and $1.0 million, respectively, of equity-based compensation expense, allocated to the Partnership by Anadarko, for awards granted to the executive officers of the general partner and other employees under the Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan (“WGP LTIP”) and the Anadarko Petroleum Corporation 2008 and 2012 Omnibus Incentive Compensation Plans (referred to collectively as the “Anadarko Incentive Plans”). Of this amount, $1.1 million is reflected as a contribution to partners’ capital in the Partnership’s consolidated statement of equity and partners’ capital for the three months ended March 31, 2016.

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.  TRANSACTIONS WITH AFFILIATES (CONTINUED)

Equipment purchases. The following table summarizes the Partnership’s purchases from Anadarko of pipe and equipment:

	Three Months Ended March 31,
	2016	2015
thousands	Purchases
Cash consideration	$1,096	$765
Payable to affiliate	990	—
Net carrying value	1,372	560
Partners’ capital adjustment	$714	$205

Summary of affiliate transactions. The following table summarizes material affiliate transactions. See Note 2 for discussion of affiliate acquisitions and related funding.

	Three Months Ended March 31,
thousands	2016	2015
Revenues and other (1)	$272,584	$306,928
Equity income, net (1)	16,814	18,220
Cost of product (1)	24,580	43,895
Operation and maintenance (2)	17,975	16,817
General and administrative (3)	8,952	8,135
Operating expenses	51,507	68,847
Interest income (4)	4,225	4,225
Interest expense (5)	4,537	1,420
Proceeds from the issuance of common units, net of offering expenses (6)	25,000	—
Distributions to unitholders (7)	89,769	71,695
Above-market component of swap extensions with Anadarko	6,813	—

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

(4)	Represents interest income recognized on the note receivable from Anadarko.

(5)	For the three months ended March 31, 2016 and 2015, includes accretion expense recognized on the Deferred purchase price obligation - Anadarko for the acquisition of DBJV (see Note 2 and Note 9).

(6)	Represents proceeds from the issuance of 835,841 common units to WGP as partial funding for the acquisition of Springfield (see Note 2).

(7)	Represents distributions paid under the partnership agreement (see Note 3 and Note 4).

Concentration of credit risk. Anadarko was the only customer from whom revenues exceeded 10% of the Partnership’s consolidated revenues for all periods presented in the consolidated statements of income.

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.  PROPERTY, PLANT AND EQUIPMENT

A summary of the historical cost of the Partnership’s property, plant and equipment is as follows:

thousands	Estimated Useful Life	March 31, 2016	December 31, 2015
Land	n/a	$3,946	$3,744
Gathering systems	3 to 47 years	6,160,896	6,061,004
Pipelines and equipment	15 to 45 years	136,263	136,290
Assets under construction	n/a	371,358	329,887
Other	3 to 40 years	28,346	25,853
Total property, plant and equipment		6,700,809	6,556,778
Accumulated depreciation		1,760,590	1,697,999
Net property, plant and equipment		$4,940,219	$4,858,779

The cost of property classified as “Assets under construction” is excluded from capitalized costs being depreciated. These amounts represent property that is not yet suitable to be placed into productive service as of the respective balance sheet date.
As of March 31, 2016, net property, plant and equipment includes impairments of $6.5 million, primarily due to an impairment of $6.2 million at the Newcastle system. This asset was impaired to its estimated fair value of $3.1 million, using the income approach and Level 3 fair value inputs, due to a reduction in estimated future cash flows caused by the low commodity price environment.

7.  EQUITY INVESTMENTS

The following table presents the activity in the Partnership’s equity investments for the three months ended March 31, 2016:

	Equity Investments
thousands	Fort Union	White Cliffs	Rendezvous	Mont Belvieu JV	TEG	TEP	FRP	Total
Balance at December 31, 2015	$17,122	$50,439	$50,913	$117,089	$16,283	$194,803	$172,238	$618,887
Investment earnings (loss), net of amortization	(2,192)	3,993	550	5,419	257	4,097	4,690	16,814
Contributions	—	106	—	—	—	(580)	—	(474)
Distributions	—	(3,848)	(1,036)	(5,428)	(262)	(4,160)	(5,121)	(19,855)
Distributions in excess of cumulative earnings (1)	(783)	(877)	(1,541)	(172)	(21)	(1,390)	—	(4,784)
Balance at March 31, 2016	$14,147	$49,813	$48,886	$116,908	$16,257	$192,770	$171,807	$610,588

(1)	Distributions in excess of cumulative earnings, classified as investing cash flows in the consolidated statements of cash flows, is calculated on an individual investment basis.

During the three months ended March 31, 2016, an impairment loss was recognized by the managing partner of Fort Union. The Partnership’s 14.81% share of the impairment loss was $3.0 million, which was recorded in Equity income, net in the consolidated statements of income.

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.  COMPONENTS OF WORKING CAPITAL

A summary of accounts receivable, net is as follows:

thousands	March 31, 2016	December 31, 2015
Trade receivables, net	$130,731	$143,557
Other receivables, net	49,042	49,772
Total accounts receivable, net	$179,773	$193,329

A summary of other current assets is as follows:

thousands	March 31, 2016	December 31, 2015
Natural gas liquids inventory	$832	$2,403
Imbalance receivables	1,425	2,122
Prepaid insurance	1,298	2,296
Other	—	1,034
Total other current assets	$3,555	$7,855

A summary of accrued liabilities is as follows:

thousands	March 31, 2016	December 31, 2015
Accrued capital expenditures	$68,152	$61,454
Accrued plant purchases	15,885	16,425
Accrued interest expense	34,540	26,194
Short-term asset retirement obligations	2,909	3,677
Short-term remediation and reclamation obligations	1,136	1,136
Income taxes payable	931	770
Other	4,284	9,363
Total accrued liabilities	$127,837	$119,019

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.  DEBT AND INTEREST EXPENSE

At March 31, 2016, the Partnership’s debt consisted of 5.375% Senior Notes due 2021 (the “2021 Notes”), 4.000% Senior Notes due 2022 (the “2022 Notes”), 2.600% Senior Notes due 2018 (the “2018 Notes”), 5.450% Senior Notes due 2044 (the “2044 Notes”), 3.950% Senior Notes due 2025 (the “2025 Notes”), and borrowings on the RCF.
The following table presents the Partnership’s outstanding debt as of March 31, 2016, and December 31, 2015:

	March 31, 2016			December 31, 2015
thousands	Principal	Carrying Value	Fair Value (1)	Principal	Carrying Value	Fair Value (1)
2021 Notes	$500,000	$493,962	$480,315	$500,000	$493,711	$513,645
2022 Notes	670,000	668,482	597,975	670,000	668,432	595,744
2018 Notes	350,000	348,826	331,187	350,000	348,706	339,293
2044 Notes	400,000	389,744	313,752	400,000	389,707	321,499
2025 Notes	500,000	490,311	427,500	500,000	490,095	422,285
RCF	630,000	630,000	630,000	300,000	300,000	300,000
Total long-term debt	$3,050,000	$3,021,325	$2,780,729	$2,720,000	$2,690,651	$2,492,466

(1)	Fair value is measured using the market approach and Level 2 inputs.

Debt activity. The following table presents the debt activity of the Partnership for the three months ended March 31, 2016:

thousands	Carrying Value
Balance at December 31, 2015	$2,690,651
RCF borrowings	330,000
Other	674
Balance at March 31, 2016	$3,021,325

Senior Notes. At March 31, 2016, the Partnership was in compliance with all covenants under the indentures governing its outstanding notes.

Revolving credit facility. The interest rate on the RCF, which matures in February 2019, was 1.74% and 1.48% at March 31, 2016 and 2015, respectively. The facility fee rate was 0.20% at March 31, 2016 and 2015.
As of March 31, 2016, the Partnership had $630.0 million of outstanding borrowings, $4.9 million in outstanding letters of credit and $565.1 million available for borrowing under the RCF. At March 31, 2016, the Partnership was in compliance with all covenants under the RCF.
In April 2016, the Partnership repaid $250.0 million of outstanding borrowings under the RCF, $247.5 million of which was funded with the proceeds from the issuance of the additional Series A Preferred units (see Note 4).

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.  DEBT AND INTEREST EXPENSE (CONTINUED)

Interest expense. The following table summarizes the amounts included in interest expense:

	Three Months Ended March 31,
thousands	2016	2015
Third parties
Long-term debt	$27,818	$23,342
Amortization of debt issuance costs and commitment fees	1,530	1,292
Capitalized interest	(1,849)	(3,094)
Total interest expense – third parties	27,499	21,540
Affiliates
Deferred purchase price obligation – Anadarko (1)	4,537	1,420
Total interest expense – affiliates	4,537	1,420
Interest expense	$32,036	$22,960

(1)	See Note 2 for a discussion of the accretion and net present value of the Deferred purchase price obligation - Anadarko.

10.  COMMITMENTS AND CONTINGENCIES

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

Other commitments. The Partnership has short-term payment obligations, or commitments, related to its capital spending programs, as well as those of its unconsolidated affiliates. As of March 31, 2016, the Partnership had unconditional payment obligations for services to be rendered or products to be delivered in connection with its capital projects of $90.0 million, the majority of which is expected to be paid in the next twelve months. These commitments relate primarily to the construction of Trains IV, V and VI at the DBM complex and expansion projects at the DBJV system and the DJ Basin complex.

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
Rent expense associated with the office, warehouse and equipment leases was $8.9 million and $8.0 million for the three months ended March 31, 2016 and 2015, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion analyzes our financial condition and results of operations and should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements, which are included under Part I, Item 1 of this quarterly report, as well as our historical consolidated financial statements, and the notes thereto, which are included in Part II, Item 8 of our 2015 Form 10-K as filed with the SEC on February 25, 2016.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made in this Form 10-Q, and may from time to time make in other public filings, press releases and statements by management, forward-looking statements concerning our operations, economic performance and financial condition. These forward-looking statements include statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions or variations on such expressions. These statements discuss future expectations, contain projections of results of operations or financial condition or include other “forward-looking” information.
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

•	the supply of, demand for, and the price of, oil, natural gas, NGLs and related products or services;

•	weather and natural disasters;

•	inflation;

•	the availability of goods and services;

•	general economic conditions, either internationally or domestically or in the jurisdictions in which we are doing business;

•	federal, state and local laws, including those that limit Anadarko’s and other producers’ hydraulic fracturing or other oil and natural gas operations;

•	environmental liabilities;

•	legislative or regulatory changes, including changes affecting our status as a partnership for federal income tax purposes;

•	changes in the financial or operational condition of Anadarko;

•	the creditworthiness of Anadarko or our other counterparties, including financial institutions, operating partners, and other parties;

•	changes in Anadarko’s capital program, strategy or desired areas of focus;

•	our commitments to capital projects;

•	our ability to use our RCF;

•	our ability to repay debt;

•
our ability to mitigate exposure to the commodity price risks inherent in our percent-of-proceeds and keep-whole contracts through the extension of our commodity price swap agreements with Anadarko, or otherwise;

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

•
other factors discussed below, in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” included in our 2015 Form 10-K, in our quarterly reports on Form 10-Q and in our other public filings and press releases.

The risk factors and other factors noted throughout or incorporated by reference in this Form 10-Q could cause actual results to differ materially from those contained in any forward-looking statement. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

EXECUTIVE SUMMARY

We are a growth-oriented Delaware MLP formed by Anadarko to acquire, own, develop and operate midstream energy assets. We currently own or have investments in assets located in the Rocky Mountains (Colorado, Utah and Wyoming), the Mid-Continent (Kansas and Oklahoma), North-central Pennsylvania and Texas, and are engaged in the business of gathering, processing, compressing, treating and transporting natural gas, condensate, NGLs and crude oil for Anadarko, as well as for third-party producers and customers. As of March 31, 2016, our assets and investments accounted for under the equity method consisted of the following:

	Owned and Operated	Operated Interests	Non-Operated Interests	Equity Interests
Gathering systems	12	4	5	2
Treating facilities	13	8	—	3
Natural gas processing plants/trains	18	5	—	2
NGL pipelines	2	—	—	3
Natural gas pipelines	4	—	—	—
Oil pipelines	—	1	—	1

Significant financial and operational events during the three months ended March 31, 2016, included the following:

•	We completed the acquisition of Springfield from Anadarko for cash and common unit consideration totaling $750.0 million. See Acquisitions and Divestitures below.

•
We raised our distribution to $0.815 per unit for the first quarter of 2016, representing a 2% increase over the distribution for the fourth quarter of 2015 and a 12% increase over the distribution for the first quarter of 2015.

•
Throughput attributable to Western Gas Partners, LP for natural gas assets totaled 3,781 MMcf/d for the three months ended March 31, 2016, representing an 11% decrease compared to the three months ended March 31, 2015.

•	Throughput for crude/NGL assets totaled 184 MBbls/d for the three months ended March 31, 2016, representing a 1% increase compared to the three months ended March 31, 2015.

•
Adjusted gross margin attributable to Western Gas Partners, LP for natural gas assets (as defined under the caption Key Performance Metrics within this Item 2) averaged $0.80 per Mcf for the three months ended March 31, 2016, representing a 13% increase compared to the three months ended March 31, 2015.

•
Adjusted gross margin for crude/NGL assets (as defined under the caption Key Performance Metrics within this Item 2) averaged $2.07 per Bbl for the three months ended March 31, 2016, representing an 8% increase compared to the three months ended March 31, 2015.

Significant Item Affecting Comparability. On December 3, 2015, there was an initial fire and secondary explosion at the processing facility within the DBM complex. The majority of the damage was to the liquid handling facilities and the amine treating units at the inlet of the complex. Although Train III (with capacity of 200 MMcf/d) experienced minimal damage and began accepting limited deliveries of gas in April 2016, there was virtually no processing activity during the three months ended March 31, 2016. For ease of reference throughout the remainder of this Management’s Discussion and Analysis, the damage to the processing facility and resulting lack of processing capacity and associated financial statement impact will be referred to as the “DBM outage.” See Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

ACQUISITIONS AND DIVESTITURES

Acquisitions. The following table presents our acquisitions during 2016 and 2015, and identifies the funding sources for such acquisitions. See Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

thousands except unit and percent amounts	Acquisition Date	Percentage Acquired	Deferred Purchase Price Obligation - Anadarko	Borrowings	Common Units Issued	Series A Preferred Units
DBJV (1)	03/02/2015	100%	$174,276	$—	—	—
Springfield (2)	03/14/2016	100%	—	247,500	2,089,602	14,030,611

(1)
We acquired DBJV from Anadarko. DBJV owns a 50% interest in a gathering system and related facilities, with assets located in the Delaware Basin in Loving, Ward, Winkler and Reeves Counties, Texas. We will make a cash payment on March 31, 2020, to Anadarko as consideration for the acquisition of DBJV. We currently estimates the future payment will be $282.8 million, the net present value of which was $174.3 million as of the acquisition date. See Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

(2)
We acquired Springfield from Anadarko for $750.0 million, consisting of $712.5 million in cash and the issuance of 1,253,761 of our common units. Springfield owns a 50.1% interest in an oil gathering system and a gas gathering system, with assets located in Dimmit, La Salle, Maverick and Webb Counties in South Texas. We financed the cash portion of the acquisition through: (i) borrowings of $247.5 million on our RCF, (ii) the issuance of 835,841 of our common units to WGP and (iii) the issuance of Series A Preferred units to private investors. See Note 4—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for a discussion of the Series A Preferred units.

Presentation of Partnership assets. The term “Partnership assets” refers to the assets owned and interests accounted for under the equity method by us as of March 31, 2016. See Note 7—Equity Investments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q. Because Anadarko controls us through its ownership and control of WGP, which owns the entire interest in our general partner, each of our acquisitions of Partnership assets from Anadarko has been considered a transfer of net assets between entities under common control. As such, the Partnership assets we acquired from Anadarko were initially recorded at Anadarko’s historic carrying value, which did not correlate to the total acquisition price paid by us. See Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q. Further, after an acquisition of Partnership assets from Anadarko, we may be required to recast our financial statements to include the activities of such Partnership assets from the date of common control.
The historical financial statements previously filed with the SEC have been recast in this Form 10-Q to include the results attributable to the Springfield system as if we owned Springfield for all periods presented. The consolidated financial statements for periods prior to our acquisition of Springfield have been prepared from Anadarko’s historical cost-basis accounts and may not necessarily be indicative of the actual results of operations that would have occurred if we had owned Springfield during the periods reported.

EQUITY OFFERINGS

Equity offerings. Pursuant to our $500.0 million COP, during the year ended December 31, 2015, we issued 873,525 common units, at an average price of $66.61, generating proceeds of $57.4 million (net of $0.8 million for the underwriting discount and other offering expenses). Net proceeds were used for general partnership purposes, including funding capital expenditures. Gross proceeds generated during the year ended December 31, 2015, were $58.2 million. Commissions paid during the year ended December 31, 2015, were $0.6 million. We issued no common units under the $500.0 million COP during the three months ended March 31, 2016.

Other equity offerings. In March 2016, we completed the issuance and sale of 14,030,611 Series A Preferred units to private investors for a cash purchase price of $32.00 per unit, generating proceeds of $440.0 million (net of fees and expenses, including a 2.0% transaction fee paid to the private investors). Net proceeds were used to fund a portion of the Springfield acquisition. In April 2016, we issued an additional 7,892,220 Series A Preferred units pursuant to the full exercise of an option granted in connection with the initial Series A Preferred unit issuance, generating net proceeds of $247.5 million, which were used to pay down amounts borrowed under our RCF in connection with the Springfield acquisition. See Note 4—Equity and Partners’ Capital and Note 9—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

RESULTS OF OPERATIONS

OPERATING RESULTS

The following tables and discussion present a summary of our results of operations:

	Three Months Ended March 31,
thousands	2016	2015
Total revenues and other (1)	$383,141	$437,006
Equity income, net	16,814	18,220
Total operating expenses (1)	245,920	577,553
Gain (loss) on divestiture and other, net	(632)	(6)
Operating income (loss)	153,403	(122,333)
Interest income – affiliates	4,225	4,225
Interest expense	(32,036)	(22,960)
Other income (expense), net	124	71
Income (loss) before income taxes	125,716	(140,997)
Income tax (benefit) expense	6,633	12,270
Net income (loss)	119,083	(153,267)
Net income attributable to noncontrolling interest	3,023	3,226
Net income (loss) attributable to Western Gas Partners, LP	$116,060	$(156,493)
Key performance metrics (2)
Adjusted gross margin attributable to Western Gas Partners, LP	$311,224	$302,650
Adjusted EBITDA attributable to Western Gas Partners, LP	231,099	219,962
Distributable cash flow	191,938	185,578

(1)
Revenues and other include amounts earned from services provided to our affiliates, as well as from the sale of residue and NGLs to our affiliates. Operating expenses include amounts charged by our affiliates for services as well as reimbursement of amounts paid by affiliates to third parties on our behalf. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

(2)
Adjusted gross margin attributable to Western Gas Partners, LP, Adjusted EBITDA attributable to Western Gas Partners, LP and Distributable cash flow are defined under the caption Key Performance Metrics within this Item 2. For reconciliations of Adjusted gross margin attributable to Western Gas Partners, LP, Adjusted EBITDA attributable to Western Gas Partners, LP and Distributable cash flow to their most directly comparable financial measures calculated and presented in accordance with GAAP, see Key Performance Metrics within this Item 2.

For purposes of the following discussion, any increases or decreases “for the three months ended March 31, 2016” refer to the comparison of the three months ended March 31, 2016, to the three months ended March 31, 2015.

Throughput

	Three Months Ended March 31,
	2016	2015	Inc/ (Dec)
Throughput for natural gas assets (MMcf/d)
Gathering, treating and transportation	1,597	1,964	(19)%
Processing	2,134	2,260	(6)%
Equity investment (1)	185	165	12%
Total throughput for natural gas assets	3,916	4,389	(11)%
Throughput attributable to noncontrolling interest for natural gas assets	135	162	(17)%
Total throughput attributable to Western Gas Partners, LP for natural gas assets	3,781	4,227	(11)%
Throughput for crude/NGL assets (MBbls/d)
Gathering, treating and transportation	60	75	(20)%
Equity investment (2)	124	107	16%
Total throughput for crude/NGL assets	184	182	1%

(1)	Represents our 14.81% share of average Fort Union throughput and our 22% share of average Rendezvous throughput.

(2)
Represents our 10% share of average White Cliffs throughput, our 25% share of average Mont Belvieu JV throughput, our 20% share of average TEG and TEP throughput, and our 33.33% share of average FRP throughput.

Natural gas assets

Gathering, treating and transportation throughput decreased by 367 MMcf/d for the three months ended March 31, 2016, primarily due to (i) the sale of the Dew and Pinnacle systems in July 2015, (ii) decreased throughput at the Bison facility due to volumes being diverted to a third-party treater and (iii) production declines in the areas around the Springfield gas gathering system and the Non-Operated Marcellus Interest systems. These decreases were partially offset by higher throughput at the DBJV system due to increased production in West Texas and diverted throughput due to the DBM outage.
Processing throughput decreased by 126 MMcf/d for the three months ended March 31, 2016, primarily due to the DBM outage, decreased throughput at the Chipeta complex due to decreased drilling activity in the Uinta Basin, production declines in the areas around the Red Desert complex and lower volumes processed at the Granger straddle plant. These decreases were partially offset by increased production in the areas around the DJ Basin complex.
Equity investment throughput increased by 20 MMcf/d for the three months ended March 31, 2016, primarily due to volumes being diverted from the third-party Bison pipeline to the Fort Union system, as well as increased throughput at the Rendezvous system.

Crude/NGL assets

Gathering, treating and transportation throughput decreased by 15 MBbls/d for the three months ended March 31, 2016, primarily due to decreased throughput at the Springfield oil gathering system. Equity investment throughput increased by 17 MBbls/d for the three months ended March 31, 2016, primarily due to an increase in volumes on FRP as a result of increased production in the DJ Basin area.

Gathering, Processing and Transportation Revenues

	Three Months Ended March 31,
thousands except percentages	2016	2015	Inc/ (Dec)
Gathering, processing and transportation revenues	$294,004	$270,268	9%

Revenues from gathering, processing and transportation increased by $23.7 million for the three months ended March 31, 2016, primarily due to an increase of $41.4 million at the DJ Basin complex resulting from increased throughput and a higher processing fee, partially offset by decreases of (i) $7.6 million due to the sale of the Dew and Pinnacle systems in July 2015, (ii) $7.3 million due to the DBM outage, and (iii) $4.3 million at the Springfield system due to decreased throughput.

Natural Gas and Natural Gas Liquids Sales

	Three Months Ended March 31,
thousands except percentages and per-unit amounts	2016	2015	Inc/ (Dec)
Natural gas sales (1)	$38,227	$62,191	(39)%
Natural gas liquids sales (1)	50,329	103,481	(51)%
Total	$88,556	$165,672	(47)%
Average price per unit (1):
Natural gas (per Mcf)	$2.34	$3.58	(35)%
Natural gas liquids (per Bbl)	18.72	27.74	(33)%

(1)
Excludes amounts considered above market, with respect to our swap extensions at the DJ Basin complex and the Hugoton system beginning July 1, 2015, that are recorded as capital contributions in the statement of equity and partners’ capital. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

For the three months ended March 31, 2016 and 2015, average natural gas and NGL prices included the effects of commodity price swap agreements attributable to sales for the Hugoton system, the MGR assets and the DJ Basin complex. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
The decline in natural gas sales for the three months ended March 31, 2016, was primarily due to decreases of (i) $19.1 million due to the DBM outage and (ii) $3.7 million at the Hilight system due to a decrease in average price.
The decline in NGLs sales for the three months ended March 31, 2016, was primarily due to decreases of (i) $18.5 million due to the DBM outage, (ii) $13.5 million at the DJ Basin complex due to the partial equity treatment of our above-market swap extensions beginning July 1, 2015 (see Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q), (iii) $10.4 million at the MGR assets due to a decrease in volumes sold, and (iv) $5.2 million at the Hilight system due to a decrease in average price and volumes sold.

Equity Income, Net

	Three Months Ended March 31,
thousands except percentages	2016	2015	Inc/ (Dec)
Equity income, net	$16,814	$18,220	(8)%

For the three months ended March 31, 2016, equity income, net decreased by $1.4 million, primarily due to our 14.81% share of an impairment loss determined by the managing partner of Fort Union, partially offset by an increase in equity income from the TEFR Interests due to increased volumes.

Cost of Product and Operation and Maintenance Expenses

	Three Months Ended March 31,
thousands except percentages	2016	2015	Inc/ (Dec)
NGL purchases (1)	$32,669	$64,901	(50)%
Residue purchases (1)	38,985	68,721	(43)%
Other (1)	4,813	5,786	(17)%
Cost of product	76,467	139,408	(45)%
Operation and maintenance	76,213	76,185	—%
Total cost of product and operation and maintenance expenses	$152,680	$215,593	(29)%

(1)
Excludes amounts considered above market, with respect to our swap extensions at the DJ Basin complex and the Hugoton system beginning July 1, 2015, that are recorded as capital contributions in the statement of equity and partners’ capital. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Cost of product expense for the three months ended March 31, 2016, included the effects of commodity price swap agreements attributable to purchases for the Hugoton system, the MGR assets and the DJ Basin complex. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
The decrease in NGL purchases for the three months ended March 31, 2016, was primarily due to decreases of (i) $15.5 million due to the DBM outage, (ii) $6.5 million at the Red Desert complex due to a decrease in volume, (iii) $5.2 million at the Hilight system and Granger complex due to decreases in volumes and average prices, (iv) $2.7 million at the DJ Basin complex due to the partial equity treatment of our above-market swap extensions beginning July 1, 2015 and (v) $1.9 million at the Chipeta complex due to a decrease in average price and volume.
The decrease in residue purchases for the three months ended March 31, 2016, was primarily due to decreases of (i) $18.7 million due to the DBM outage, (ii) $5.1 million at the DJ Basin complex due to the partial equity treatment of our above-market swap extensions beginning July 1, 2015, partially offset by an increase in volume, (iii) $3.2 million at the Hilight system due to a decrease in average price and (iv) $0.8 million at the Red Desert complex due to a decrease in volume.
The decrease in other items for the three months ended March 31, 2016, was primarily due to changes in imbalance positions primarily at the DJ Basin complex partially offset by fees paid for rerouting volumes due to the DBM outage.
The increase in operation and maintenance expense for the three months ended March 31, 2016, was primarily due to increases of (i) $1.2 million in salaries and wages primarily at the DJ Basin complex and Springfield system, (ii) $2.4 million in utilities expense primarily at the DJ Basin complex and (iii) $1.3 million in facilities and overhead expense attributable to the Non-Operated Marcellus Interest systems. These increases were offset by decreases of (i) $3.1 million in other operating costs primarily attributable to the DJ Basin and DBM complexes, (ii) $0.9 million in chemicals and treating services primarily attributable to the divestiture of the Dew and Pinnacle systems in July 2015 and (iii) $0.8 million in measurement and well-testing analysis expense at the DJ Basin complex.

General and Administrative, Depreciation and Amortization, Impairments and Other Expenses

	Three Months Ended March 31,
thousands except percentages	2016	2015	Inc/ (Dec)
General and administrative	$11,277	$11,081	2%
Property and other taxes	10,350	9,280	12%
Depreciation and amortization	65,095	68,975	(6)%
Impairments	6,518	272,624	(98)%
Total general and administrative, depreciation and amortization, impairments and other expenses	$93,240	$361,960	(74)%

General and administrative expenses increased by $0.2 million for the three months ended March 31, 2016, primarily due to increases of (i) $1.0 million in personnel costs for which we reimbursed Anadarko pursuant to our omnibus agreement, (ii) $0.2 million in non-cash compensation expenses and (iii) $0.1 million in legal fees. These increases were offset by decreases of (i) $0.6 million in consulting and audit fees and (ii) $0.5 million in contract labor and various overhead charges.
Property and other taxes increased by $1.1 million for the three months ended March 31, 2016, primarily due to an ad valorem tax increase of $1.5 million at the DJ Basin complex partially offset by a decrease of $0.6 million due to the divestiture of the Dew and Pinnacle systems in July 2015.
Depreciation and amortization decreased by $3.9 million for the three months ended March 31, 2016, primarily due to depreciation expense decreases of (i) $6.2 million at the Red Desert complex and Hilight system due to asset impairments recognized in 2015 and (ii) $3.6 million due to the divestiture of the Dew and Pinnacle systems in July 2015. The decreases were partially offset by increases of (i) $3.8 million at the DJ Basin complex and (ii) $2.3 million at the DBJV, Springfield, Haley and Non-Operated Marcellus Interest systems.
Impairment expense decreased by $266.1 million for the three months ended March 31, 2016, primarily due to the impairment of $264.4 million at the Red Desert complex recognized during the first quarter of 2015, as well as impairments related to the abandonment of compressors at the MIGC system and the DJ Basin complex. For the three months ended March 31, 2016, impairment expense was primarily related to the Newcastle system, which was impaired to its estimated fair value of $3.1 million, using the income approach and Level 3 fair value inputs, due to a reduction in estimated future cash flows caused by the low commodity price environment.

Interest Income – Affiliates and Interest Expense

	Three Months Ended March 31,
thousands except percentages	2016	2015	Inc/ (Dec)
Note receivable – Anadarko	$4,225	$4,225	—%
Interest income – affiliates	$4,225	$4,225	—%
Third parties
Long-term debt	$(27,818)	$(23,342)	19%
Amortization of debt issuance costs and commitment fees	(1,530)	(1,292)	18%
Capitalized interest	1,849	3,094	(40)%
Affiliates
Deferred purchase price obligation – Anadarko (1)	(4,537)	(1,420)	NM
Interest expense	$(32,036)	$(22,960)	40%

NM-Not Meaningful

(1)
See Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for a discussion of the accretion and net present value of the Deferred purchase price obligation - Anadarko.

Interest expense increased by $9.1 million for the three months ended March 31, 2016, primarily due to $4.9 million in interest incurred on the 2025 Notes issued in June 2015 and $3.1 million in accretion recorded to interest expense for the Deferred purchase price obligation - Anadarko entered into in March 2015. Capitalized interest decreased by $1.2 million for the three months ended March 31, 2016, primarily due to the completion of Lancaster Train II in June 2015 (within the DJ Basin complex). This decrease was partially offset by an increase due to the construction of Trains IV, V and VI at the DBM complex. See Note 9—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Income Tax (Benefit) Expense

	Three Months Ended March 31,
thousands except percentages	2016	2015	Inc/ (Dec)
Income (loss) before income taxes	$125,716	$(140,997)	189%
Income tax (benefit) expense	6,633	12,270	(46)%
Effective tax rate	5%	NM

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
Income attributable to (i) the Springfield system prior to and including February 2016 and (ii) the DBJV system prior to and including February 2015, was subject to federal and state income tax. Income earned on the Springfield system and the DBJV system for periods subsequent to February 2016 and February 2015, respectively, was only subject to Texas margin tax on income apportionable to Texas.

KEY PERFORMANCE METRICS

	Three Months Ended March 31,
thousands except percentages and per-unit amounts	2016	2015	Inc/ (Dec)
Adjusted gross margin attributable to Western Gas Partners, LP for natural gas assets (1)	$276,529	$271,246	2%
Adjusted gross margin for crude/NGL assets (2)	34,695	31,404	10%
Adjusted gross margin attributable to Western Gas Partners, LP (3)	311,224	302,650	3%
Adjusted gross margin per Mcf attributable to Western Gas Partners, LP for natural gas assets (4)	0.80	0.71	13%
Adjusted gross margin per Bbl for crude/NGL assets (5)	2.07	1.91	8%
Adjusted EBITDA attributable to Western Gas Partners, LP (3)	231,099	219,962	5%
Distributable cash flow (3)	191,938	185,578	3%

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

Adjusted gross margin attributable to Western Gas Partners, LP. We define Adjusted gross margin attributable to Western Gas Partners, LP (“Adjusted gross margin”) as total revenues and other, less cost of product and reimbursements for electricity-related expenses recorded as revenue, plus distributions from equity investees and excluding the noncontrolling interest owner’s proportionate share of revenue and cost of product. We believe Adjusted gross margin is an important performance measure of the core profitability of our operations, as well as our operating performance as compared to that of other companies in our industry.
Adjusted gross margin increased by $8.6 million for the three months ended March 31, 2016, primarily due to the start-up of Lancaster Train II in June 2015 (within the DJ Basin complex), partially offset by the DBM outage and lower volumes at the Springfield gas gathering system and Chipeta complex, as well as the sale of the Dew and Pinnacle systems in July 2015.
To facilitate investor and industry analyst comparisons between us and our peers, we also disclose Adjusted gross margin per Mcf attributable to Western Gas Partners, LP for natural gas assets and Adjusted gross margin per Bbl for crude/NGL assets. Adjusted gross margin per Mcf attributable to Western Gas Partners, LP for natural gas assets increased by $0.09 for the three months ended March 31, 2016, primarily due to the start-up of Lancaster Train II in June 2015 (within the DJ Basin complex). Adjusted gross margin per Bbl for crude/NGL assets increased by $0.16 for the three months ended March 31, 2016, due to higher distributions received from FRP and TEP.

Adjusted EBITDA attributable to Western Gas Partners, LP. We define Adjusted EBITDA attributable to Western Gas Partners, LP (“Adjusted EBITDA”) as net income (loss) attributable to Western Gas Partners, LP, plus distributions from equity investees, non-cash equity-based compensation expense, interest expense, income tax expense, depreciation and amortization, impairments, and other expense (including lower of cost or market inventory adjustments recorded in cost of product), less gain (loss) on divestiture and other, net, income from equity investments, interest income, income tax benefit, and other income. We believe that the presentation of Adjusted EBITDA provides information useful to investors in assessing our financial condition and results of operations and that Adjusted EBITDA is a widely accepted financial indicator of a company’s ability to incur and service debt, fund capital expenditures and make distributions. Adjusted EBITDA is a supplemental financial measure that management and external users of our consolidated financial statements, such as industry analysts, investors, commercial banks and rating agencies, use to assess the following, among other measures:

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

Adjusted EBITDA increased by $11.1 million for the three months ended March 31, 2016, primarily due to a $62.9 million decrease in cost of product, a $3.0 million increase in distributions from equity investees and a $0.2 million decrease in net income attributable to noncontrolling interest. These amounts were partially offset by a $53.9 million decrease in total revenues and other and a $1.1 million increase in property and other tax expense.

Distributable cash flow. We define “Distributable cash flow” as Adjusted EBITDA, plus interest income and the net settlement amounts from the sale and/or purchase of natural gas, condensate and NGLs under our commodity price swap agreements to the extent such amounts are not recognized as Adjusted EBITDA, less net cash paid (or to be paid) for interest expense (including amortization of deferred debt issuance costs originally paid in cash, offset by non-cash capitalized interest), maintenance capital expenditures, Series A Preferred unit distributions and income taxes. We compare Distributable cash flow to the cash distributions we expect to pay our unitholders. Using this measure, management can quickly compute the Coverage ratio of distributable cash flow to planned cash distributions. We believe Distributable cash flow is useful to investors because this measurement is used by many companies, analysts and others in the industry as a performance measurement tool to evaluate our operating and financial performance and compare it with the performance of other publicly traded partnerships.
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
Distributable cash flow increased by $6.4 million for the three months ended March 31, 2016, primarily due to an increase of $11.1 million in Adjusted EBITDA and $6.8 million in the above-market component of the swap extensions with Anadarko, where such amount related to the above-market component of swaps did not exist prior to the extensions executed on July 1, 2015. These amounts were partially offset by a $4.8 million increase in cash paid for maintenance capital expenditures, a $4.7 million increase in net cash paid for interest expense and $1.9 million in Series A Preferred unit distributions.

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

	Three Months Ended March 31,
thousands	2016	2015
Reconciliation of Adjusted gross margin attributable to Western Gas Partners, LP to Operating income (loss)
Adjusted gross margin attributable to Western Gas Partners, LP for natural gas assets	$276,529	$271,246
Adjusted gross margin for crude/NGL assets	34,695	31,404
Adjusted gross margin attributable to Western Gas Partners, LP	311,224	302,650
Adjusted gross margin attributable to noncontrolling interest	4,421	4,808
Gain (loss) on divestiture and other, net	(632)	(6)
Equity income, net	16,814	18,220
Reimbursed electricity-related charges recorded as revenues	15,668	11,810
Less:
Distributions from equity investees	24,639	21,670
Operation and maintenance	76,213	76,185
General and administrative	11,277	11,081
Property and other taxes	10,350	9,280
Depreciation and amortization	65,095	68,975
Impairments	6,518	272,624
Operating income (loss)	$153,403	$(122,333)

	Three Months Ended March 31,
thousands	2016	2015
Reconciliation of Adjusted EBITDA attributable to Western Gas Partners, LP to Net income (loss) attributable to Western Gas Partners, LP
Adjusted EBITDA attributable to Western Gas Partners, LP	$231,099	$219,962
Less:
Distributions from equity investees	24,639	21,670
Non-cash equity-based compensation expense	1,303	1,112
Interest expense	32,036	22,960
Income tax expense	6,633	12,270
Depreciation and amortization (1)	64,439	68,327
Impairments	6,518	272,624
Add:
Gain (loss) on divestiture and other, net	(632)	(6)
Equity income, net	16,814	18,220
Interest income – affiliates	4,225	4,225
Other income (1)	122	69
Net income (loss) attributable to Western Gas Partners, LP	$116,060	$(156,493)
Reconciliation of Adjusted EBITDA attributable to Western Gas Partners, LP to Net cash provided by operating activities
Adjusted EBITDA attributable to Western Gas Partners, LP	$231,099	$219,962
Adjusted EBITDA attributable to noncontrolling interest	3,677	3,872
Interest income (expense), net	(27,811)	(18,735)
Uncontributed cash-based compensation awards	(72)	(77)
Accretion and amortization of long-term obligations, net	5,467	2,112
Current income tax benefit (expense)	(4,781)	(6,461)
Other income (expense), net	124	71
Distributions from equity investments in excess of cumulative earnings	(4,784)	(2,964)
Changes in operating working capital:
Accounts receivable, net	12,558	(14,633)
Accounts and imbalance payables and accrued liabilities, net	17,978	12,796
Other	3,048	(1,110)
Net cash provided by operating activities	$236,503	$194,833
Cash flow information of Western Gas Partners, LP
Net cash provided by operating activities	$236,503	$194,833
Net cash used in investing activities	(842,818)	(214,224)
Net cash provided by (used in) financing activities	616,761	10,976

(1)	Includes our 75% share of depreciation and amortization; and other income attributable to the Chipeta complex.

	Three Months Ended March 31,
thousands except Coverage ratio	2016		2015
Reconciliation of Distributable cash flow to Net income (loss) attributable to Western Gas Partners, LP and calculation of the Coverage ratio
Distributable cash flow	$191,938		$185,578
Less:
Distributions from equity investees	24,639		21,670
Non-cash equity-based compensation expense	1,303		1,112
Interest expense, net (non-cash settled) (1)	4,537		1,420
Income tax (benefit) expense	6,633		12,270
Depreciation and amortization (2)	64,439		68,327
Impairments	6,518		272,624
Above-market component of swap extensions with Anadarko (3)	6,813		—
Add:
Gain (loss) on divestiture and other, net	(632)		(6)
Equity income, net	16,814		18,220
Cash paid for maintenance capital expenditures (2)	18,897		14,113
Capitalized interest	1,849		3,094
Cash paid for (reimbursement of) income taxes	67		(138)
Series A Preferred unit distributions	1,887		—
Other income (2)	122		69
Net income (loss) attributable to Western Gas Partners, LP	$116,060		$(156,493)
Distributions declared (4)
Limited partners – common units	$106,493
General partner	52,412
Total	$158,905
Coverage ratio	1.21	x

(1)
Includes accretion expense related to the Deferred purchase price obligation - Anadarko. See Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

(2)	Includes our 75% share of depreciation and amortization; cash paid for maintenance capital expenditures; and other income attributable to the Chipeta complex.

(3)	See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

(4)	Reflects cash distributions of $0.815 per unit declared for the three months ended March 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash requirements are for acquisitions and capital expenditures, debt service, customary operating expenses, quarterly distributions to our limited partners and general partner, and distributions to our noncontrolling interest owner. Our sources of liquidity as of March 31, 2016, included cash and cash equivalents, cash flows generated from operations, interest income on our $260.0 million note receivable from Anadarko, available borrowing capacity under our RCF, and issuances of additional equity or debt securities. We believe that cash flows generated from these sources will be sufficient to satisfy our short-term working capital requirements and long-term maintenance and expansion capital expenditure requirements. The amount of future distributions to unitholders will depend on our results of operations, financial condition, capital requirements and other factors, including the extension of commodity price swap agreements, and will be determined by the Board of Directors of our general partner on a quarterly basis. Due to our cash distribution policy, we expect to rely on external financing sources, including equity and debt issuances, to fund expansion capital expenditures and future acquisitions. However, to limit interest expense, we may use operating cash flows to fund expansion capital expenditures or acquisitions, which could result in subsequent borrowings under our RCF to pay distributions or fund other short-term working capital requirements.
We are in the process of filing an insurance claim for business interruption related to the DBM outage. Recoveries under this claim will be recognized as income when non-refundable cash proceeds are received from insurers. For the three months ended March 31, 2016, we estimate that recoverable business interruption proceeds are between $11.0 million and $15.0 million.
Our partnership agreement requires that we distribute all of our available cash (as defined in the partnership agreement) to unitholders of record on the applicable record date within 45 days of the end of each quarter. We have made cash distributions to our unitholders each quarter since our IPO and have increased our quarterly distribution each quarter since the second quarter of 2009. On April 22, 2016, the Board of Directors of our general partner declared a cash distribution to our unitholders of $0.815 per unit, or $158.9 million in aggregate, including incentive distributions, but excluding distributions on Class C units and Series A Preferred units. The cash distribution is payable on May 13, 2016, to unitholders of record at the close of business on May 2, 2016. In connection with the closing of the DBM acquisition in November 2014, we issued Class C units that will receive distributions in the form of additional Class C units until the end of 2017, unless earlier converted (see Note 3—Partnership Distributions in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q). The Class C unit distribution, if paid in cash, would have been $9.6 million for the first quarter of 2016. In connection with the closing of the Springfield acquisition in March 2016, we issued 14,030,611 Series A Preferred units that will receive quarterly distributions in cash, equal to $0.68 per Series A Preferred unit, subject to certain adjustments. See Note 3—Partnership Distributions in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q. For the quarter ended March 31, 2016, the Series A Preferred unitholders will receive an aggregate cash distribution of $1.9 million, based on the quarterly per unit distribution prorated for the 18-day period the 14,030,611 Series A Preferred units were outstanding during the first quarter of 2016. In April 2016, we issued an additional 7,892,220 Series A Preferred units pursuant to the full exercise of the option granted in connection with the initial Series A Preferred unit issuance, generating net proceeds of $247.5 million, which were used to pay down amounts borrowed under our RCF in connection with the Springfield acquisition.
Management continuously monitors our leverage position and coordinates our capital expenditure program, quarterly distributions and acquisition strategy with our expected cash flows and projected debt-repayment schedule. We will continue to evaluate funding alternatives, including additional borrowings and the issuance of debt or equity securities, to secure funds as needed or to refinance outstanding debt balances with longer term notes. To facilitate a potential debt or equity securities issuance, we have the ability to sell securities under our shelf registration statements. Our ability to generate cash flows is subject to a number of factors, some of which are beyond our control. Read Risk Factors under Part II, Item 1A of this Form 10-Q.

Working capital. As of March 31, 2016, we had $32.3 million of working capital, which we define as the amount by which current assets exceed current liabilities. Working capital includes the estimated property insurance receivable related to the DBM outage. See Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q. Working capital is an indication of our liquidity and potential need for short-term funding. Our working capital requirements are driven by changes in accounts receivable and accounts payable and factors such as credit extended to, and the timing of collections from, our customers, and the level and timing of our spending for maintenance and expansion activity. As of March 31, 2016, we had $565.1 million available for borrowing under our RCF. See Note 9—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Capital expenditures. Our business is capital intensive, requiring significant investment to maintain and improve existing facilities or develop new midstream infrastructure. We categorize capital expenditures as either of the following:

•
maintenance capital expenditures, which include those expenditures required to maintain the existing operating capacity and service capability of our assets, such as to replace system components and equipment that have been subject to significant use over time, become obsolete or reached the end of their useful lives, to remain in compliance with regulatory or legal requirements or to complete additional well connections to maintain existing system throughput and related cash flows (for fiscal year 2016, the general partner’s Board of Directors has approved Estimated Maintenance Capital Expenditures (as defined in our partnership agreement) of $17.7 million per quarter); or

•
expansion capital expenditures, which include expenditures to construct new midstream infrastructure and those expenditures incurred to extend the useful lives of our assets, reduce costs, increase revenues or increase system throughput or capacity from current levels, including well connections that increase existing system throughput.

Capital expenditures in the consolidated statements of cash flows reflect capital expenditures on a cash basis, when payments are made. Capital incurred is presented on an accrual basis. Capital expenditures as presented in the consolidated statements of cash flows and capital incurred were as follows:

	Three Months Ended March 31,
thousands	2016	2015
Acquisitions	$713,596	$765

Expansion capital expenditures	$115,720	$197,343
Maintenance capital expenditures	18,898	14,224
Total capital expenditures (1) (2)	$134,618	$211,567

Capital incurred (2) (3)	$141,315	$177,832

(1)
Maintenance capital expenditures for the three months ended March 31, 2016 and 2015, are presented net of $2.4 million and zero, respectively, of contributions in aid of construction costs from affiliates. Capital expenditures for the three months ended March 31, 2015, included $10.6 million of pre-acquisition capital expenditures for the Springfield system.

(2)
Includes the noncontrolling interest owner’s share of Chipeta’s capital expenditures for all periods presented. For the three months ended March 31, 2016 and 2015, included $1.8 million and $3.1 million, respectively, of capitalized interest.

(3)	Capital incurred for the three months ended March 31, 2015, included $11.6 million of pre-acquisition capital incurred for the Springfield system.

Acquisitions during 2016 included Springfield and equipment purchases from Anadarko. See Note 2—Acquisitions and Divestitures and Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
Capital expenditures, excluding acquisitions, decreased by $76.9 million for the three months ended March 31, 2016. Expansion capital expenditures decreased by $81.6 million (including a $1.2 million decrease in capitalized interest) for the three months ended March 31, 2016, primarily due to a decrease of $83.5 million at the DJ Basin complex as a result of less activity in 2016. In addition, there were decreases of $20.2 million at the Non-Operated Marcellus Interest systems, $11.5 million at the Hilight system and $7.5 million at the Springfield system. These decreases were partially offset by an increase of $40.1 million due to continued construction at the DBM complex and an increase of $10.3 million at the DBJV system. Maintenance capital expenditures increased by $4.7 million, primarily due to an increase at the DBM complex, partially offset by decreased expenditures at the DJ Basin complex.

Historical cash flow. The following table and discussion present a summary of our net cash flows provided by (used in) operating activities, investing activities and financing activities:

	Three Months Ended March 31,
thousands	2016	2015
Net cash provided by (used in):
Operating activities	$236,503	$194,833
Investing activities	(842,818)	(214,224)
Financing activities	616,761	10,976
Net increase (decrease) in cash and cash equivalents	$10,446	$(8,415)

Operating Activities. Net cash provided by operating activities during the three months ended March 31, 2016 and 2015, increased primarily due to the impact of changes in working capital items. Refer to Operating Results within this Item 2 for a discussion of our results of operations as compared to the prior periods.

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2016, included the following:

•	$712.5 million of cash paid for the acquisition of Springfield;

•
$134.6 million of capital expenditures, net of $2.4 million of contributions in aid of construction costs from affiliates, primarily related to plant construction and expansion at the DBM and DJ Basin complexes and the DBJV system;

•	$1.1 million of cash paid for equipment purchases from Anadarko; and

•	$4.8 million of distributions from equity investments in excess of cumulative earnings.

Net cash used in investing activities for the three months ended March 31, 2015, included the following:

•
$211.6 million of capital expenditures primarily related to the construction of Train IV at the DBM complex, continued construction of Lancaster Train II (within the DJ Basin complex) and expansion at the DBJV system;

•	$4.9 million of cash contributed to equity investments, primarily related to the expansion projects at White Cliffs, TEP and FRP;

•	$3.0 million of distributions from equity investments in excess of cumulative earnings; and

•	$0.8 million of cash paid for equipment purchases from Anadarko.

Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2016, included the following:

•	$440.0 million of net proceeds from the issuance of Series A Preferred units, all of which was used to fund a portion of the acquisition of Springfield;

•	$330.0 million of borrowings under our RCF, which were used to fund a portion of the Springfield acquisition and for general partnership purposes, including funding capital expenditures;

•	$25.0 million of net proceeds from sales of common units to WGP, all of which was used to fund a portion of the acquisition of Springfield;

•
$6.8 million of capital contribution from Anadarko related to the above-market component of swap extensions (see Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q);

•	$152.6 million of distributions paid to our unitholders;

•	$27.6 million of net contributions from Anadarko representing intercompany transactions attributable to the acquisition of Springfield; and

•	$3.8 million of distributions paid to the noncontrolling interest owner of Chipeta.

Net cash provided by financing activities for the three months ended March 31, 2015, included the following:

•	$140.0 million of borrowings under our RCF, which were used for general partnership purposes, including funding capital expenditures;

•
$31.1 million of net proceeds from sales of common units under the $500.0 million COP (as discussed in Securities within this Item 2). Net proceeds were used for general partnership purposes, including funding capital expenditures;

•	$1.3 million of net contributions from Anadarko representing intercompany transactions attributable to the acquisitions of Springfield and DBJV;

•	$126.0 million of distributions paid to our unitholders;

•	$30.0 million of repayments of outstanding borrowings under our RCF; and

•	$3.2 million of distributions paid to the noncontrolling interest owner of Chipeta.

Debt and credit facility. At March 31, 2016, our debt consisted of $500.0 million aggregate principal amount of the 2021 Notes, $670.0 million aggregate principal amount of the 2022 Notes, $350.0 million aggregate principal amount of the 2018 Notes, $400.0 million aggregate principal amount of the 2044 Notes, $500.0 million aggregate principal amount of the 2025 Notes, and $630.0 million of borrowings outstanding under our RCF. As of March 31, 2016, the carrying value of our outstanding debt was $3.0 billion. See Note 9—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Senior Notes. At March 31, 2016, we were in compliance with all covenants under the indentures governing our outstanding notes.

Revolving credit facility. As of March 31, 2016, we had $630.0 million of outstanding borrowings, $4.9 million in outstanding letters of credit and $565.1 million available for borrowing under the RCF, which matures in February 2019. At March 31, 2016, the interest rate on the RCF was 1.74%, the facility fee rate was 0.20% and we were in compliance with all covenants under the RCF.
In April 2016, we repaid $250.0 million of outstanding borrowings under our RCF, $247.5 million of which was funded with the proceeds from the issuance of the additional Series A Preferred units. See Note 4—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Deferred purchase price obligation - Anadarko. The consideration to be paid for the acquisition of DBJV consists of a cash payment to Anadarko due on March 31, 2020. The cash payment will be equal to (a) eight multiplied by the average of our share in the Net Earnings (see definition below) of DBJV for the calendar years 2018 and 2019, less (b) our share of all capital expenditures incurred for DBJV between March 1, 2015, and February 29, 2020. Net Earnings is defined as all revenues less cost of product, operating expenses and property taxes, in each case attributable to DBJV on an accrual basis. As of the acquisition date, the estimated future payment obligation (based on management’s estimate of our share of forecasted Net Earnings and capital expenditures for DBJV) was $282.8 million, which had a net present value of $174.3 million, using a discount rate of 10%. As of March 31, 2016, the net present value of this obligation was $193.2 million, which was recorded on the consolidated balance sheet under Deferred purchase price obligation - Anadarko. Accretion expense for the three months ended March 31, 2016 and 2015 was $4.5 million and $1.4 million, respectively, which was recorded as a charge to Interest expense. See Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Securities. We may issue an indeterminate amount of common units and various debt securities under our effective shelf registration statements on file with the SEC. We may issue common units under the $500.0 million COP, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of our offerings. As of March 31, 2016, we had the capacity to issue additional common units with an aggregate sales price of up to $441.8 million under the $500.0 million COP. See Note 4—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for a discussion of trades completed under the $500.0 million COP.
In March 2016, in connection with the issuance of our Series A Preferred units, we entered into a Registration Rights Agreement with the Series A Preferred unit purchasers, pursuant to which we agreed to use our commercially reasonable efforts to file and maintain a registration statement with respect to the resale of common units that are issuable upon conversion of the Series A Preferred units. See Note 4—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for a discussion of the Series A Preferred units.

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
We are dependent upon a single producer, Anadarko, for a majority of our volumes (excluding our equity investment throughput), and we do not maintain a credit limit with respect to Anadarko. Consequently, we are subject to the risk of non-payment or late payment by Anadarko for gathering, processing and transportation fees and for proceeds from the sale of residue, NGLs and condensate to Anadarko.
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

CONTRACTUAL OBLIGATIONS

Our contractual obligations include, among other things, a revolving credit facility, other third-party long-term debt, capital obligations related to our expansion projects and various operating leases. Refer to Note 9—Debt and Interest Expense and Note 10—Commitments and Contingencies in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for an update to our contractual obligations as of March 31, 2016, including, but not limited to, increases in committed capital.

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

Interest rate risk. Interest rates during the three months ended March 31, 2016, were low compared to historic rates. In December 2015, while raising the target range for the federal funds rate from zero to between 1/4 to 1/2 percent, the Federal Open Market Committee signaled that further increases are likely over the medium term. Any such increases in the federal funds rate will ultimately result in an increase in our financing costs. As of March 31, 2016, we had $630.0 million of outstanding borrowings under our RCF (which bears interest at a rate based on LIBOR or, at our option, an alternative base rate). If interest rates rise, our future financing costs could increase. A 10% change in LIBOR would have resulted in a nominal change in net income (loss) and the fair value of the borrowings under the RCF at March 31, 2016.
We may incur additional variable-rate debt in the future, either under our RCF or other financing sources, including commercial bank borrowings or debt issuances.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer of the Partnership’s general partner (for purposes of this Item 4, “Management”) performed an evaluation of the Partnership’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of the determination of a material weakness in the Partnership’s internal control over financial reporting as described in Management’s Assessment of Internal Control over Financial Reporting under Part II, Item 8 of the 2015 Form 10-K, Management has concluded that the Partnership’s disclosure controls and procedures were not effective as of March 31, 2016.

Remediation Plan. The Partnership is remediating this material weakness by, among other things, implementing a training program for the personnel involved in the impairment determination processes and controls to ensure business understanding and the proper application of GAAP and the Partnership’s accounting policies related to the impairment of long-lived assets. The actions taken by the Partnership are subject to ongoing senior management review and Audit Committee oversight. The foregoing actions have begun, and Management expects that efforts to remediate the material weakness will be completed by the end of the second quarter of 2016. As the Partnership continues to evaluate and work to improve its internal control over financial reporting, Management may execute additional measures to address the material weakness or modify the remediation plan described above and will continue to review and make necessary changes to the overall design of the Partnership’s internal controls.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Item 1A.  Risk Factors

Security holders and potential investors in our securities should carefully consider the risk factors included below, as well as those set forth under Part I, Item 1A in our Form 10-K for the year ended December 31, 2015, together with all of the other information included in this document, and in our other public filings, press releases and public discussions with management of the Partnership. Additionally, for a full discussion of the risks associated with Anadarko’s business, see Item 1A under Part I in Anadarko’s Form 10-K for the year ended December 31, 2015, Anadarko’s quarterly reports on Form 10-Q and Anadarko’s other public filings, press releases and public discussions with Anadarko management. We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.

The holders of our Series A Preferred units have rights, preferences and privileges that are not held by, and are preferential to the rights of, holders of our common units, and could dilute or otherwise adversely affect the holders of our common units.

The holders of our Series A Preferred units, first issued in March 2016, are entitled to certain rights that are senior to the rights of holders of common and Class C units, such as rights to distributions and rights upon liquidation of the Partnership. No payment or distribution on any junior equity security of the Partnership, including common and Class C units, for any quarter is permitted prior to the payment in full of the Series A Preferred unit distribution (including any outstanding arrearages). These preferences could adversely affect the market price for our common units, or could make it more difficult for us to issue and sell common units in the future.
In addition, distributions on the Series A Preferred units accrue and are cumulative, at a quarterly rate of $0.68 per unit, and the Series A Preferred units are convertible into common units by the holders or by us in certain circumstances. Our obligation to pay distributions on the Series A Preferred units, or on the common units issued following the conversion of the Series A Preferred units, could impact our liquidity and reduce the amount of cash flow available for working capital, capital expenditures, growth opportunities, acquisitions and other general partnership purposes. Our obligations to the holders of Series A Preferred units could also limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition.
In addition, the holders of our Series A Preferred units may convert the Series A Preferred units into common units on a one-for-one basis at any time after the second anniversary of the issuance date, in whole or in part, subject to certain conversion thresholds. Similarly, the Partnership may convert the Series A Preferred units at any time after the third anniversary of the issuance date, in whole or in part, subject to certain conversion thresholds. If a substantial portion of the Series A Preferred units are converted into common units, common unitholders could experience significant dilution. Further, if holders of converted Series A Preferred units dispose of a substantial portion of such common units in the public market, whether in a single transaction or series of transactions, it could adversely affect the market price for our common units. These sales, or the possibility that these sales may occur, could make it more difficult for us to sell our common units in the future.

Proposed rule changes regarding gas pipeline safety could impose more stringent standards on our gas pipelines and gathering lines that, if adopted, may result in increased significant capital costs and costs of operation.

On March 17, 2016, the federal Pipeline and Hazardous Materials Safety Administration (“PHMSA”) announced a proposed rulemaking that would, if adopted, impose more stringent requirements for certain gas lines and gathering lines under varying circumstances. Among other things, the proposed rulemaking would extend certain of PHMSA’s current regulatory safety programs for gas pipelines beyond “high consequence areas” to newly defined “moderate consequence areas” that contain as few as 5 dwellings within the potential impact area; require gas pipelines installed before 1970 and thus “grandfathered,” or excluded, from certain pressure testing obligations to be tested to determine their maximum allowable operating pressures (“MAOP”); and require gathering lines in Class I areas, both onshore and offshore, to comply with standards regarding damage prevention, corrosion control (for metallic pipe), public education, MAOP limits, line markers and emergency planning if such gathering lines’ nominal design is 8 inches or more. In order to provide clarity and greater certainty on what may constitute a “gathering line,” PHMSA is proposing a new definition of that term under the rulemaking, which term would now encompass “a pipeline, or a connected series of pipelines, and equipment used to collect gas from the endpoint of a production facility/operation and transport it to the furthermost point downstream of the following endpoints” including the “inlet of 1st gas processing plant;” the “outlet of” a gas treatment facility (not associated with a processing plant or compressor station); the “[o]utlet of the furthermost downstream compressor” leading to a pipeline; or the “point where separate production fields are commingled.” Other new requirements proposed by PHMSA under the rulemaking would require pipeline operators to: report to PHMSA in the event of certain MAOP exceedances; strengthen PHMSA integrity management requirements; consider seismicity in evaluating threats to a pipeline; conduct hydrostatic testing for all pipeline segments manufactured using longitudinal seam welds; and use more detailed guidance from PHMSA in the selection of assessment methods to inspect pipelines. Adoption of some or all of these standards under the proposed rulemaking could cause us to incur increased capital costs and costs of operation, which costs could be significant.

Our general partner interest or the control of our general partner may be transferred to a third party without unitholder consent.

Our general partner may transfer all, but not less than all, of its general partner interest to a third party in connection with a merger or consolidation or the transfer of all or substantially all of its assets without the consent of our unitholders. On or after June 30, 2018, such transfer may be effected in whole or in part without the consent of our unitholders. Furthermore, our partnership agreement does not restrict the ability of (i) WGP to transfer all or a portion of its ownership interest in our general partner to a third party, or (ii) Anadarko to transfer all or a portion of its ownership interest in WGP and/or WGP’s general partner to a third party. Additionally, in March 2016, WGP entered into a secured credit facility under which it has pledged, among other things, its entire interest in our general partner. If WGP were to default, the lenders party to this facility could foreclose upon the interest and take control of our general partner. Any new owner of our general partner or WGP’s general partner, as the case may be, would then be in a position to replace the Board of Directors and officers of our general partner with its own designees and thereby exert significant control over the decisions made by the Board of Directors and officers.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On February 11, 2016, in connection with the quarterly distribution for the Class C units for the fourth quarter of 2015, the Partnership issued 323,584 PIK Class C units to APC Midstream Holdings, LLC, a subsidiary of Anadarko and the holder of the Class C units, based on the $0.800 common unit distribution for the fourth quarter of 2015, with an implied fair value of $10.1 million. No proceeds were received as consideration for the issuance of the PIK Class C units. The Class C units were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. All outstanding Class C units will convert into common units on a one-for-one basis on December 31, 2017, unless the Partnership elects to convert such units earlier or Anadarko extends the conversion date. For more information, see Note 4—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Item 6.  Exhibits.

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
2.12#
Contribution Agreement, dated as of February 24, 2016, by and among WGR Asset Holding Company, LLC, APC Midstream Holdings, LLC, Western Gas Partners, LP, Western Gas Operating, LLC, WGR Operating, LP and Anadarko Petroleum Corporation (incorporated by reference to Exhibit 2.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on March 1, 2016, File No.001-34046).

3.1
Certificate of Limited Partnership of Western Gas Partners, LP (incorporated by reference to Exhibit 3.1 to Western Gas Partners, LP’s Registration Statement on Form S-1 filed on October 15, 2007, File No. 333-146700).

3.2
Second Amended and Restated Agreement of Limited Partnership of Western Gas Partners, LP, dated March 14, 2016 (incorporated by reference to Exhibit 3.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on March 16, 2016, File No. 001-34046).

3.3
Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of Western Gas Partners, LP, dated March 14, 2016 (incorporated by reference to Exhibit 3.2 to Western Gas Partners, LP’s Current Report on Form 8-K filed on March 16, 2016, File No. 001-34046).

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
4.12
Registration Rights Agreement by and between Western Gas Partners, LP and the Purchasers party thereto, dated as of March 14, 2016, (incorporated by reference to Exhibit 4.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on March 16, 2016, File No. 001-34046).

Exhibit Number	Description
10.1
Common Unit Purchase Agreement, dated as of February 24, 2016, between Western Gas Partners, LP and Western Gas Equity Partners, LP (incorporated by reference to Exhibit 10.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on March 1, 2016, File No. 001-34046).

10.2
Series A Preferred Unit Purchase Agreement, dated as of February 24, 2016, by and among Western Gas Partners, LP and the Purchasers party thereto (incorporated by reference to Exhibit 10.2 to Western Gas Partners, LP’s Current Report on Form 8-K filed on March 1, 2016, File No. 001-34046).

10.3
Board Observation Agreement, dated as of March 14, 2016, by and between Western Gas Partners, LP and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on March 16, 2016, File No. 001-34046).

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

May 4, 2016

/s/ Donald R. Sinclair
Donald R. Sinclair President and Chief Executive Officer Western Gas Holdings, LLC (as general partner of Western Gas Partners, LP)

May 4, 2016

/s/ Benjamin M. Fink
Benjamin M. Fink Senior Vice President, Chief Financial Officer and Treasurer Western Gas Holdings, LLC (as general partner of Western Gas Partners, LP)