Form 10-Q
period 2016-09-30
Western Gas Partners LP
filed 2016-11-02
CIK 1414475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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

There were 130,671,970 common units outstanding as of October 31, 2016.

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
LIBOR: London Interbank Offered Rate.
March 2016 Series A units: The 14,030,611 Series A Preferred units issued in March 2016 in connection with the acquisition of Springfield.
MBbls/d: One thousand barrels per day.
MGR assets: The Red Desert complex and the Granger straddle plant.
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
2026 Notes: Our 4.650% Senior Notes due 2026.
2044 Notes: Our 5.450% Senior Notes due 2044.
$500.0 million COP: The COP contemplated by the registration statement filed with the SEC in August 2014 authorizing the issuance of up to an aggregate of $500.0 million of our common units.

PART I. FINANCIAL INFORMATION (UNAUDITED)
Item 1.  Financial Statements

WESTERN GAS PARTNERS, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands except per-unit amounts	2016	2015 (1)	2016	2015 (1)
Revenues and other – affiliates
Gathering, processing and transportation	$189,465	$188,947	$563,916	$576,631
Natural gas and natural gas liquids sales	135,847	105,032	336,385	345,385
Other	—	870	—	1,172
Total revenues and other – affiliates	325,312	294,849	900,301	923,188
Revenues and other – third parties
Gathering, processing and transportation	125,727	94,082	346,416	267,566
Natural gas and natural gas liquids sales	28,189	41,968	43,200	141,489
Other	2,417	1,616	3,533	3,271
Total revenues and other – third parties	156,333	137,666	393,149	412,326
Total revenues and other	481,645	432,515	1,293,450	1,335,514
Equity income, net – affiliates	20,294	21,976	56,801	59,137
Operating expenses
Cost of product (2)	145,643	127,704	326,959	414,328
Operation and maintenance (2)	74,755	88,722	226,141	242,744
General and administrative (2)	11,382	10,143	33,542	30,632
Property and other taxes	10,670	9,042	33,098	27,908
Depreciation and amortization	67,246	67,367	199,646	204,896
Impairments	2,392	2,335	11,313	276,579
Total operating expenses	312,088	305,313	830,699	1,197,087
Gain (loss) on divestiture and other, net	(6,230)	77,254	(8,769)	77,248
Proceeds from business interruption insurance claims	13,667	—	16,270	—
Operating income (loss)	197,288	226,432	527,053	274,812
Interest income – affiliates	4,225	4,225	12,675	12,675
Interest expense (3)	(30,768)	(31,773)	(75,687)	(82,337)
Other income (expense), net	153	85	224	227
Income (loss) before income taxes	170,898	198,969	464,265	205,377
Income tax (benefit) expense	472	12,644	7,431	37,160
Net income (loss)	170,426	186,325	456,834	168,217
Net income attributable to noncontrolling interest	2,680	2,188	8,507	8,230
Net income (loss) attributable to Western Gas Partners, LP	$167,746	$184,137	$448,327	$159,987
Limited partners’ interest in net income (loss):
Net income (loss) attributable to Western Gas Partners, LP	$167,746	$184,137	$448,327	$159,987
Pre-acquisition net (income) loss allocated to Anadarko	—	(19,848)	(11,326)	(63,606)
Series A Preferred units interest in net (income) loss (4)	(25,539)	—	(50,989)	—
General partner interest in net (income) loss (4)	(60,551)	(50,267)	(174,332)	(133,415)
Common and Class C limited partners’ interest in net income (loss) (4)	81,656	114,022	211,680	(37,034)
Net income (loss) per common unit – basic and diluted (5)	$0.54	$0.79	$1.39	$(0.35)

(1)	Financial information has been recast to include the financial position and results attributable to the Springfield interest. See Note 1 and Note 2.

(2)
Cost of product includes product purchases from Anadarko (as defined in Note 1) of $21.3 million and $68.0 million for the three and nine months ended September 30, 2016, respectively, and $35.7 million and $132.6 million for the three and nine months ended September 30, 2015, respectively. Operation and maintenance includes charges from Anadarko of $15.1 million and $50.7 million for the three and nine months ended September 30, 2016, respectively, and $19.4 million and $56.1 million for the three and nine months ended September 30, 2015, respectively. General and administrative includes charges from Anadarko of $9.5 million and $27.6 million for the three and nine months ended September 30, 2016, respectively, and $8.5 million and $24.7 million for the three and nine months ended September 30, 2015, respectively. See Note 5.

(3)
Includes affiliate (as defined in Note 1) amounts of $1.2 million and $12.1 million for the three and nine months ended September 30, 2016, respectively, and $(4.3) million and $(9.9) million for the three and nine months ended September 30, 2015, respectively. See Note 2 and Note 9.

(4)	Represents net income (loss) earned on and subsequent to the date of acquisition of the Partnership assets (as defined in Note 1). See Note 4.

(5)	See Note 4 for the calculation of net income (loss) per common unit.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS PARTNERS, LP
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

thousands except number of units	September 30, 2016	December 31, 2015 (1)
ASSETS
Current assets
Cash and cash equivalents	$144,447	$98,033
Accounts receivable, net (2)	214,150	193,329
Other current assets	9,217	7,855
Total current assets	367,814	299,217
Note receivable – Anadarko	260,000	260,000
Property, plant and equipment
Cost	6,912,906	6,556,778
Less accumulated depreciation	1,882,012	1,697,999
Net property, plant and equipment	5,030,894	4,858,779
Goodwill	419,186	419,186
Other intangible assets	810,805	832,127
Equity investments	599,286	618,887
Other assets	13,113	13,001
Total assets	$7,501,098	$7,301,197
LIABILITIES, EQUITY AND PARTNERS’ CAPITAL
Current liabilities
Accounts and imbalance payables	$101,101	$98,661
Accrued ad valorem taxes	31,120	17,808
Accrued liabilities	122,164	119,019
Total current liabilities	254,385	235,488
Long-term debt	2,907,395	2,690,651
Deferred income taxes	6,360	139,704
Asset retirement obligations and other	139,604	128,652
Deferred purchase price obligation – Anadarko (3)	16,425	188,674
Total long-term liabilities	3,069,784	3,147,681
Total liabilities	3,324,169	3,383,169
Equity and partners’ capital
Series A Preferred units (21,922,831 and zero units issued and outstanding at September 30, 2016, and December 31, 2015, respectively) (4)	628,548	—
Common units (130,671,970 and 128,576,965 units issued and outstanding at September 30, 2016, and December 31, 2015, respectively)	2,604,524	2,588,991
Class C units (12,160,424 and 11,411,862 units issued and outstanding at September 30, 2016, and December 31, 2015, respectively) (5)	741,183	710,891
General partner units (2,583,068 units issued and outstanding at September 30, 2016, and December 31, 2015)	138,040	120,164
Net investment by Anadarko	—	430,598
Total partners’ capital	4,112,295	3,850,644
Noncontrolling interest	64,634	67,384
Total equity and partners’ capital	4,176,929	3,918,028
Total liabilities, equity and partners’ capital	$7,501,098	$7,301,197

(1)	Financial information has been recast to include the financial position and results attributable to the Springfield interest. See Note 1 and Note 2.

(2)
Accounts receivable, net includes amounts receivable from affiliates (as defined in Note 1) of $91.6 million and $42.7 million as of September 30, 2016, and December 31, 2015, respectively. Accounts receivable, net as of September 30, 2016, and December 31, 2015, also includes an insurance claim receivable related to an incident at the DBM complex. See Note 1.

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

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS PARTNERS, LP
CONSOLIDATED STATEMENT OF EQUITY AND PARTNERS’ CAPITAL
(UNAUDITED)

	Partners’ Capital
thousands	Net Investment by Anadarko	Common Units	Class C Units	Series A Preferred Units	General Partner Units	Noncontrolling Interest	Total
Balance at December 31, 2015 (1)	$430,598	$2,588,991	$710,891	$—	$120,164	$67,384	$3,918,028
Net income (loss)	11,326	209,958	21,835	30,876	174,332	8,507	456,834
Above-market component of swap extensions with Anadarko (2)	—	34,782	—	—	—	—	34,782
Issuance of common units, net of offering expenses	—	25,000	—	—	—	—	25,000
Issuance of Series A Preferred units, net of offering expenses	—	—	—	686,937	—	—	686,937
Beneficial conversion feature of Series A Preferred units	—	93,409	—	(93,409)	—	—	—
Amortization of beneficial conversion feature of Class C units and Series A Preferred units	—	(28,570)	8,457	20,113	—	—	—
Distributions to noncontrolling interest owner	—	—	—	—	—	(11,257)	(11,257)
Distributions to unitholders	—	(317,813)	—	(15,969)	(156,507)	—	(490,289)
Acquisitions from affiliates	(547,989)	(164,511)	—	—	—	—	(712,500)
Revision to Deferred purchase price obligation – Anadarko (3)	—	160,152	—	—	—	—	160,152
Contributions of equity-based compensation from Anadarko	—	3,006	—	—	60	—	3,066
Net pre-acquisition contributions from (distributions to) Anadarko	(29,335)	—	—	—	—	—	(29,335)
Net distributions to Anadarko of other assets	—	(572)	—	—	(9)	—	(581)
Elimination of net deferred tax liabilities	135,400	—	—	—	—	—	135,400
Other	—	692	—	—	—	—	692
Balance at September 30, 2016	$—	$2,604,524	$741,183	$628,548	$138,040	$64,634	$4,176,929

(1)	Financial information has been recast to include the financial position and results attributable to the Springfield interest. See Note 1 and Note 2.

(2)	See Note 5.

(3)	See Note 2.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS PARTNERS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
thousands	2016	2015 (1)
Cash flows from operating activities
Net income (loss)	$456,834	$168,217
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	199,646	204,896
Impairments	11,313	276,579
Non-cash equity-based compensation expense	3,570	3,257
Deferred income taxes	2,321	9,996
Accretion and amortization of long-term obligations, net	(9,176)	12,296
Equity income, net – affiliates	(56,801)	(59,137)
Distributions from equity investment earnings – affiliates	59,671	60,645
(Gain) loss on divestiture and other, net	8,769	(77,248)
Lower of cost or market inventory adjustments	41	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(41,108)	(18,617)
Increase (decrease) in accounts and imbalance payables and accrued liabilities, net	24,103	17,695
Change in other items, net	(1,445)	(1,686)
Net cash provided by operating activities	657,738	596,893
Cash flows from investing activities
Capital expenditures	(372,725)	(505,848)
Contributions in aid of construction costs from affiliates	4,927	—
Acquisitions from affiliates	(716,465)	(10,369)
Acquisitions from third parties	—	(3,514)
Investments in equity affiliates	139	(9,052)
Distributions from equity investments in excess of cumulative earnings – affiliates	16,592	12,409
Proceeds from the sale of assets to affiliates	623	700
Proceeds from the sale of assets to third parties	7,819	147,023
Proceeds from property insurance claims	18,398	—
Net cash used in investing activities	(1,040,692)	(368,651)
Cash flows from financing activities
Borrowings, net of debt issuance costs	1,094,600	769,606
Repayments of debt	(880,000)	(610,000)
Increase (decrease) in outstanding checks	(1,070)	(2,435)
Proceeds from the issuance of common units, net of offering expenses	25,000	57,353
Proceeds from the issuance of Series A Preferred units, net of offering expenses	686,937	—
Distributions to unitholders (2)	(490,289)	(398,983)
Distributions to noncontrolling interest owner	(11,257)	(10,150)
Net contributions from (distributions to) Anadarko	(29,335)	(35,403)
Above-market component of swap extensions with Anadarko (2)	34,782	7,916
Net cash provided by (used in) financing activities	429,368	(222,096)
Net increase (decrease) in cash and cash equivalents	46,414	6,146
Cash and cash equivalents at beginning of period	98,033	67,054
Cash and cash equivalents at end of period	$144,447	$73,200
Supplemental disclosures
Acquisition of DBJV from Anadarko	$(172,249)	$174,276
Net distributions to (contributions from) Anadarko of other assets	581	4,250
Interest paid, net of capitalized interest	82,529	60,612
Taxes paid (reimbursements received)	67	(138)

(1)	Financial information has been recast to include the financial position and results attributable to the Springfield interest. See Note 1 and Note 2.

(2)	See Note 5.

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
For purposes of these consolidated financial statements, the “Partnership” refers to Western Gas Partners, LP and its subsidiaries. The Partnership’s general partner, Western Gas Holdings, LLC (the “general partner”), is owned by Western Gas Equity Partners, LP (“WGP”), a Delaware MLP formed by Anadarko Petroleum Corporation in September 2012 to own the Partnership’s general partner, as well as a significant limited partner interest in the Partnership (see Western Gas Equity Partners, LP below). WGP has no independent operations or material assets other than owning the partnership interests in WES (see Holdings of Partnership equity in Note 4). Western Gas Equity Holdings, LLC is WGP’s general partner and is a wholly owned subsidiary of Anadarko Petroleum Corporation. “Anadarko” refers to Anadarko Petroleum Corporation and its subsidiaries, excluding the Partnership and the general partner, and “affiliates” refers to subsidiaries of Anadarko, excluding the Partnership, but including equity interests in Fort Union Gas Gathering, LLC (“Fort Union”), White Cliffs Pipeline, LLC (“White Cliffs”), Rendezvous Gas Services, LLC (“Rendezvous”), Enterprise EF78 LLC (the “Mont Belvieu JV”), Texas Express Pipeline LLC (“TEP”), Texas Express Gathering LLC (“TEG”) and Front Range Pipeline LLC (“FRP”). The interests in TEP, TEG and FRP are referred to collectively as the “TEFR Interests.” The “MGR assets” include the Red Desert complex and the Granger straddle plant.
The Partnership is engaged in the business of gathering, processing, compressing, treating and transporting natural gas, condensate, NGLs and crude oil for Anadarko, as well as for third-party producers and customers. As of September 30, 2016, the Partnership’s assets and investments accounted for under the equity method consisted of the following:

	Owned and Operated	Operated Interests	Non-Operated Interests	Equity Interests
Gathering systems	12	4	5	2
Treating facilities	13	12	—	3
Natural gas processing plants/trains	19	5	—	2
NGL pipelines	2	—	—	3
Natural gas pipelines	5	—	—	—
Oil pipelines	—	1	—	1

These assets and investments are located in the Rocky Mountains (Colorado, Utah and Wyoming), the Mid-Continent (Kansas and Oklahoma), North-central Pennsylvania and Texas. The Partnership commenced operation of Train IV in May 2016 and Train V in October 2016, both of which are processing plants at the DBM complex. The Partnership has also made progress payments toward the construction of another cryogenic unit at the DBM complex (“Train VI”). The Partnership is evaluating when construction of Train VI will start and believes the earliest the plant may come online is the fourth quarter of 2017.

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

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

Presentation of Partnership assets. The term “Partnership assets” refers to the assets owned and interests accounted for under the equity method (see Note 7) by the Partnership as of September 30, 2016. Because Anadarko controls the Partnership through its ownership and control of WGP, which owns the Partnership’s entire general partner interest, each acquisition of Partnership assets from Anadarko has been considered a transfer of net assets between entities under common control. As such, the Partnership assets acquired from Anadarko were initially recorded at Anadarko’s historic carrying value, which did not correlate to the total acquisition price paid by the Partnership. Further, after an acquisition of Partnership assets from Anadarko, the Partnership may be required to recast its financial statements to include the activities of such Partnership assets from the date of common control. See Note 2.
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
On December 3, 2015, there was an initial fire and secondary explosion at the processing facility within the DBM complex. The majority of the damage from the incident was to the liquid handling facilities and the amine treating units at the inlet of the complex. Train II (with capacity of 100 MMcf/d) sustained the most damage of the processing trains and is expected to be returned to service by the end of 2016. Train III (with capacity of 200 MMcf/d) experienced minimal damage and returned to full service in May 2016. As of September 30, 2016, and December 31, 2015, the consolidated balance sheets include receivables of $28.8 million and $49.0 million, respectively, for a property insurance claim related to the incident at the DBM complex. As of September 30, 2016, the Partnership had received $34.7 million in cash proceeds from insurers related to the incident at the DBM complex, including $16.3 million in proceeds from business interruption insurance claims and $18.4 million in proceeds from property insurance claims.

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

Recently adopted accounting standards. Accounting Standards Update (“ASU”) 2015-06, Earnings Per Share (Topic 260)—Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions. This ASU provides guidance for the presentation of historical earnings per unit for MLPs that apply the two-class method of calculating earnings per unit. When a general partner transfers or “drops down” net assets to an MLP, the transaction is accounted for as a transaction between entities under common control, and the statements of operations are adjusted retrospectively to reflect the transaction. This ASU specifies that the historical earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner, and the previously reported earnings per unit of the limited partners should not change as a result of the dropdown transaction. The ASU also requires additional disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing earnings per unit under the two-class method. The Partnership applies the two-class method of calculating earnings per unit as described above (including the allocation of pre-acquisition net income (loss) to the general partner), and discloses the rights to earnings (losses) noted above. As such, there was no impact to the Partnership’s consolidated financial statements upon adoption of this ASU on January 1, 2016.
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

New accounting standards issued but not yet adopted. ASU 2016-16, Income Taxes (Topic 740)—Intra-Entity Transfers of Assets Other Than Inventory. This ASU requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs and eliminates the exception for an intra-entity transfer of an asset other than inventory. This ASU is effective for annual and interim periods beginning in 2018 and is required to be adopted using a modified retrospective approach, with early adoption permitted. The Partnership is evaluating the impact of the adoption of this ASU on its consolidated financial statements.
ASU 2016-15, Statement of Cash Flows (Topic 230)—Classification of Certain Cash Receipts and Cash Payments. This ASU provides clarification on how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This ASU is effective for annual and interim periods beginning in 2018 and is required to be adopted using a retrospective approach if practicable, with early adoption permitted. The Partnership does not expect the adoption of this ASU to have a material impact on its consolidated statement of cash flows.
ASU 2016-02, Leases (Topic 842). This ASU requires the lessees to recognize a lease liability and a right-of-use asset for all leases, including operating leases, with a term greater than 12 months on the balance sheet and disclose key information about their leasing transactions. This ASU is effective for annual and interim periods beginning in 2019. The Partnership is evaluating the impact of the adoption of this ASU on its consolidated financial statements.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.  ACQUISITIONS AND DIVESTITURES

The following table presents the acquisitions completed by the Partnership during 2016 and 2015, and identifies the funding sources for such acquisitions:

thousands except unit and percent amounts	Acquisition Date	Percentage Acquired	Deferred Purchase Price Obligation - Anadarko	Borrowings	Common Units Issued	Series A Preferred Units Issued
DBJV (1)	03/02/2015	100%	$174,276	$—	—	—
Springfield (2)	03/14/2016	100%	—	247,500	2,089,602	14,030,611

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
The following table presents the impact of the Springfield interest on Revenues and other and Net income (loss) as presented in the Partnership’s historical consolidated statements of operations:

	Three Months Ended September 30, 2015
thousands	Partnership Historical	Springfield Interest	Eliminations	Combined
Revenues and other	$385,101	$47,431	$(17)	$432,515
Net income (loss)	166,477	19,848	—	186,325

	Nine Months Ended September 30, 2015
thousands	Partnership Historical	Springfield Interest	Eliminations	Combined
Revenues and other	$1,190,082	$145,482	$(50)	$1,335,514
Net income (loss)	106,353	61,864	—	168,217

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.  ACQUISITIONS AND DIVESTITURES (CONTINUED)

DBJV acquisition - deferred purchase price obligation - Anadarko. The consideration to be paid by the Partnership for the acquisition of DBJV consists of a cash payment to Anadarko due on March 31, 2020. The cash payment will be equal to (a) eight multiplied by the average of the Partnership’s share in the Net Earnings (see definition below) of DBJV for the calendar years 2018 and 2019, less (b) the Partnership’s share of all capital expenditures incurred for DBJV between March 1, 2015, and February 29, 2020. Net Earnings is defined as all revenues less cost of product, operating expenses and property taxes, in each case attributable to DBJV on an accrual basis. As of the acquisition date, the estimated future payment obligation (based on management’s estimate of the Partnership’s share of forecasted Net Earnings and capital expenditures for DBJV) was $282.8 million, which had a net present value of $174.3 million, using a discount rate of 10%. During the nine months ended September 30, 2016, the Partnership recognized an aggregate $259.9 million decrease in the estimated future payment obligation, resulting in a net present value of $16.4 million for this obligation at September 30, 2016, calculated using a discounted cash flow model with a 10% discount rate. The reduction in the value of the deferred purchase price obligation is primarily due to revisions reflecting a decrease in the Partnership’s estimate of 2018 and 2019 Net Earnings and an increase in the Partnership’s estimate of aggregate capital expenditures to be incurred by DBJV through February 29, 2020.
The following table summarizes the financial statement impact of the Deferred purchase price obligation - Anadarko:

	Deferred purchase price obligation - Anadarko	Estimated future payment obligation
Balance at March 2, 2015 – Acquisition date	$174,276	$282,807
Accretion expense (1)	14,398
Balance at December 31, 2015	188,674	282,807
Accretion expense (1)	4,537
Balance at March 31, 2016	193,211	282,807
Accretion revision (2)	(15,461)
Revision to Deferred purchase price obligation – Anadarko (3)	(148,600)
Balance at June 30, 2016	29,150	41,666
Accretion revision (2)	(1,173)
Revision to Deferred purchase price obligation – Anadarko (3)	(11,552)
Balance at September 30, 2016	$16,425	$22,920

(1)	Accretion expense was recorded as a charge to Interest expense on the consolidated statements of operations.

(2)
Interest expense on the consolidated statements of operations includes financing-related accretion revisions of $(1.2) million and $(12.1) million for the three and nine months ended September 30, 2016, respectively.

(3)	Recorded as revisions within Common units on the consolidated balance sheets and consolidated statement of equity and partners’ capital.

Assets held for sale - Hugoton system. During the third quarter of 2016, the Hugoton system, located in Southwest Kansas and Oklahoma, satisfied criteria to be considered held for sale. The assets were remeasured to their current fair value using a market approach and Level 2 fair-value measurement, resulting in a loss of $6.2 million at September 30, 2016, recorded as Gain (loss) on divestiture and other, net in the Partnership’s consolidated statements of operations. At September 30, 2016, the Partnership’s consolidated balance sheet included long-term assets of $65.6 million and long-term liabilities of $8.4 million associated with assets held for sale. The sale of these assets closed on October 31, 2016.

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

thousands except per-unit amounts Quarters Ended	Total Quarterly Distribution per Unit	Total Quarterly Cash Distribution	Date of Distribution
2015
March 31	$0.725	$133,203	May 2015
June 30	0.750	139,736	August 2015
September 30	0.775	146,160	November 2015
December 31	0.800	152,588	February 2016
2016
March 31	$0.815	$158,905	May 2016
June 30	0.830	162,827	August 2016
September 30 (1)	0.845	166,742	November 2016

(1)
The Board of Directors of the Partnership’s general partner declared a cash distribution to the Partnership’s unitholders for the third quarter of 2016 of $0.845 per unit, or $166.7 million in aggregate, including incentive distributions, but excluding distributions on Class C units (see Class C unit distributions below) and Series A Preferred units (see Series A Preferred unit distributions below). The cash distribution is payable on November 10, 2016, to unitholders of record at the close of business on October 31, 2016.

Class C unit distributions. The Class C units receive quarterly distributions at a rate equivalent to the Partnership’s common units. The distributions are paid in the form of additional Class C units (“PIK Class C units”) until the scheduled conversion date on December 31, 2017 (unless earlier converted), and the Class C units are disregarded with respect to distributions of the Partnership’s available cash until they are converted to common units. The number of additional PIK Class C units to be issued in connection with a distribution payable on the Class C units is determined by dividing the corresponding distribution attributable to the Class C units by the volume-weighted-average price of the Partnership’s common units for the ten days immediately preceding the payment date for the common unit distribution, less a 6% discount. The Partnership records the PIK Class C unit distributions at fair value at the time of issuance. This Level 2 fair value measurement uses the Partnership’s unit price as a significant input in the determination of the fair value. The Partnership made distributions to APC Midstream Holdings, LLC (“AMH”), the holder of the Class C units, of (i) 214,416 PIK Class C units in August 2016, for the quarterly distribution period ended June 30, 2016, (ii) 210,562 PIK Class C units in May 2016, for the quarterly distribution period ended March 31, 2016, and (iii) 323,584 PIK Class C units in February 2016, for the quarterly distribution period ended December 31, 2015.

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.  PARTNERSHIP DISTRIBUTIONS (CONTINUED)

Series A Preferred unit distributions. As further described in Note 4, the Partnership issued Series A Preferred units representing limited partner interests in the Partnership to private investors in March 2016 and April 2016. The Series A Preferred unitholders receive quarterly distributions in cash equal to $0.68 per Series A Preferred unit, subject to certain adjustments. The holders of the Series A Preferred units are entitled to certain rights that are senior to the rights of holders of common and Class C units, such as rights to distributions and rights upon liquidation of the Partnership. No payment or distribution on any junior equity security of the Partnership, including common and Class C units, for any quarter is permitted prior to the payment in full of the Series A Preferred unit distribution (including any outstanding arrearages). For the quarter ended September 30, 2016, the Series A Preferred unitholders will receive an aggregate cash distribution of $14.9 million (to be paid in November 2016). For the quarter ended June 30, 2016, the Series A Preferred unitholders received an aggregate cash distribution of $14.1 million (paid in August 2016) comprised of a quarterly per unit distribution prorated for the 77-day period 7,892,220 Series A Preferred units were outstanding during the second quarter of 2016 and a full quarterly per unit distribution on 14,030,611 Series A Preferred units. For the quarter ended March 31, 2016, the Series A Preferred unitholders received an aggregate cash distribution of $1.9 million (paid in May 2016), based on the quarterly per unit distribution prorated for the 18-day period 14,030,611 Series A Preferred units were outstanding during the first quarter of 2016. See Note 4 for further discussion of the Series A Preferred units.

4.  EQUITY AND PARTNERS’ CAPITAL

Equity offerings. Pursuant to the Partnership’s registration statement filed with the SEC in August 2014 authorizing the issuance of up to an aggregate of $500.0 million of common units (“$500.0 million COP”), during the year ended December 31, 2015, the Partnership issued 873,525 common units, at an average price of $66.61, generating proceeds of $57.4 million (net of $0.8 million for the underwriting discount and other offering expenses). Net proceeds were used for general partnership purposes, including funding capital expenditures. Gross proceeds generated during the year ended December 31, 2015, were $58.2 million. Commissions paid during the year ended December 31, 2015, were $0.6 million. The Partnership issued no common units under the $500.0 million COP during the nine months ended September 30, 2016.

Class C units. In connection with the closing of the DBM acquisition in November 2014, the Partnership issued 10,913,853 Class C units to AMH at a price of $68.72 per unit, generating proceeds of $750.0 million, pursuant to a Unit Purchase Agreement (“UPA”) with Anadarko and AMH. All outstanding Class C units will convert into common units on a one-for-one basis on December 31, 2017, unless the Partnership elects to convert such units earlier or Anadarko extends the conversion date. The Class C units were issued to partially fund the acquisition of DBM, and the UPA contains an optional redemption feature that provides the Partnership the ability to redeem up to $150.0 million of the Class C units within 10 days of the receipt of cash proceeds from an entity that is not an affiliate of the Partnership or AMH, if these cash proceeds were in relation to (i) the assets of DBM, (ii) the equity interests in DBM or (iii) the equity interests in a subsidiary of the Partnership that owns a majority of the outstanding equity interests in DBM. As of September 30, 2016, no such proceeds had been received, and no Class C units had been redeemed.
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
The following table summarizes the common, Class C, Series A Preferred and general partner units issued during the nine months ended September 30, 2016:

	Common Units	Class C Units	Series A Preferred Units	General Partner Units	Total
Balance at December 31, 2015	128,576,965	11,411,862	—	2,583,068	142,571,895
PIK Class C units	—	748,562	—	—	748,562
Springfield acquisition	2,089,602	—	14,030,611	—	16,120,213
April 2016 Series A units	—	—	7,892,220	—	7,892,220
Long-Term Incentive Plan award vestings	5,403	—	—	—	5,403
Balance at September 30, 2016	130,671,970	12,160,424	21,922,831	2,583,068	167,338,293

Holdings of Partnership equity. As of September 30, 2016, WGP held 50,132,046 common units, representing a 30.0% limited partner interest in the Partnership, and, through its ownership of the general partner, WGP indirectly held 2,583,068 general partner units, representing a 1.5% general partner interest in the Partnership, and 100% of the incentive distribution rights. As of September 30, 2016, other subsidiaries of Anadarko held 2,011,380 common units and 12,160,424 Class C units, representing an aggregate 8.5% limited partner interest in the Partnership. As of September 30, 2016, the public held 78,528,544 common units, representing a 46.9% limited partner interest in the Partnership and private investors held 21,922,831 Series A Preferred units, representing a 13.1% limited partner interest in the Partnership.

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

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.  EQUITY AND PARTNERS’ CAPITAL (CONTINUED)

The following table illustrates the Partnership’s calculation of net income (loss) per unit for common units:

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands except per-unit amounts	2016	2015	2016	2015
Net income (loss) attributable to Western Gas Partners, LP	$167,746	$184,137	$448,327	$159,987
Pre-acquisition net (income) loss allocated to Anadarko	—	(19,848)	(11,326)	(63,606)
Series A Preferred units interest in net (income) loss (1)	(25,539)	—	(50,989)	—
General partner interest in net (income) loss	(60,551)	(50,267)	(174,332)	(133,415)
Common and Class C limited partners’ interest in net income (loss)	$81,656	$114,022	$211,680	$(37,034)
Net income (loss) allocable to common units (1)	$70,204	$101,140	$181,388	$(44,999)
Net income (loss) allocable to Class C units (1)	11,452	12,882	30,292	7,965
Common and Class C limited partners’ interest in net income (loss)	$81,656	$114,022	$211,680	$(37,034)
Net income (loss) per unit
Common units – basic and diluted (2)	$0.54	$0.79	$1.39	$(0.35)
Weighted-average units outstanding
Common units – basic and diluted	130,672	128,575	130,112	128,267
Excluded due to anti-dilutive effect:
Class C units	12,063	11,161	11,835	11,042
Series A Preferred units assuming conversion to common units	21,923	—	15,160	—

(1)	Adjusted to reflect amortization of the beneficial conversion features.

(2)	The impact of Class C units and the conversion of Series A Preferred units would be anti-dilutive.

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

Note receivable - Anadarko and Deferred purchase price obligation - Anadarko. Concurrently with the closing of the Partnership’s May 2008 initial public offering, the Partnership loaned $260.0 million to Anadarko in exchange for a 30-year note bearing interest at a fixed annual rate of 6.50%, payable quarterly. The fair value of the note receivable from Anadarko was $308.1 million and $252.3 million at September 30, 2016, and December 31, 2015, respectively. The fair value of the note reflects consideration of credit risk and any premium or discount for the differential between the stated interest rate and quarter-end market interest rate, based on quoted market prices of similar debt instruments. Accordingly, the fair value of the note receivable from Anadarko is measured using Level 2 inputs.
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
Below is a summary of the fixed price ranges on all of the Partnership’s outstanding commodity price swap agreements as of September 30, 2016:

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.  TRANSACTIONS WITH AFFILIATES (CONTINUED)

The following table summarizes gains and losses upon settlement of commodity price swap agreements recognized in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2016	2015	2016	2015
Gains (losses) on commodity price swap agreements related to sales: (1)
Natural gas sales	$719	$5,774	$12,962	$39,100
Natural gas liquids sales	15,939	33,746	56,489	116,475
Total	16,658	39,520	69,451	155,575
Losses on commodity price swap agreements related to purchases (2)	(9,248)	(23,998)	(45,032)	(99,897)
Net gains (losses) on commodity price swap agreements	$7,410	$15,522	$24,419	$55,678

(1)	Reported in affiliate Natural gas and natural gas liquids sales in the consolidated statements of operations in the period in which the related sale is recorded.

(2)	Reported in Cost of product in the consolidated statements of operations in the period in which the related purchase is recorded.

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

Revenues or costs attributable to volumes settled during the respective extension period, at the applicable market price in the above tables, will be recognized in the consolidated statements of operations. The Partnership will also record a capital contribution from Anadarko in the Partnership’s consolidated statement of equity and partners’ capital for the amount by which the swap price exceeds the applicable market price in the above tables. For the nine months ended September 30, 2016, the capital contribution from Anadarko was $34.8 million.

Gathering and processing agreements. The Partnership has significant gathering and processing arrangements with affiliates of Anadarko on a majority of its systems. The Partnership’s gathering, treating and transportation throughput (excluding equity investment throughput) attributable to natural gas production owned or controlled by Anadarko was 37% and 38% for the three and nine months ended September 30, 2016, respectively, and 53% and 55% for the three and nine months ended September 30, 2015, respectively. The Partnership’s processing throughput (excluding equity investment throughput) attributable to natural gas production owned or controlled by Anadarko was 51% and 55% for the three and nine months ended September 30, 2016, respectively, and 47% and 51% for the three and nine months ended September 30, 2015, respectively. The Partnership’s gathering, treating and transportation throughput (excluding equity investment throughput) attributable to crude/NGL production owned or controlled by Anadarko was 67% and 64% for the three and nine months ended September 30, 2016, respectively, and 100% for each of the three and nine months ended September 30, 2015. Prior to January 1, 2016, Springfield’s contracts were with a subsidiary of Anadarko who contracted with third parties. Effective January 1, 2016, Springfield’s contracts are with both a subsidiary of Anadarko and third parties directly.

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

WES LTIP. The general partner awards phantom units under the Western Gas Partners, LP 2008 Long-Term Incentive Plan (“WES LTIP”) primarily to its independent directors, but also from time to time to its executive officers and Anadarko employees performing services for the Partnership. The phantom units awarded to the independent directors vest one year from the grant date, while all other awards are subject to graded vesting over a three-year service period. Compensation expense is recognized over the vesting period and was $0.1 million and $0.3 million for the three and nine months ended September 30, 2016, respectively, and $0.1 million and $0.4 million for the three and nine months ended September 30, 2015, respectively.

WGP LTIP and Anadarko Incentive Plans. General and administrative expenses included $1.4 million and $3.7 million for the three and nine months ended September 30, 2016, respectively, and $1.0 million and $3.1 million for the three and nine months ended September 30, 2015, respectively, of equity-based compensation expense, allocated to the Partnership by Anadarko, for awards granted to the executive officers of the general partner and other employees under the Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan (“WGP LTIP”) and the Anadarko Petroleum Corporation 2008 and 2012 Omnibus Incentive Compensation Plans (referred to collectively as the “Anadarko Incentive Plans”). Of this amount, $3.1 million is reflected as a contribution to partners’ capital in the Partnership’s consolidated statement of equity and partners’ capital for the nine months ended September 30, 2016.

Equipment purchases and sales. The following table summarizes the Partnership’s purchases from and sales to Anadarko of pipe and equipment:

	Nine Months Ended September 30,
	2016	2015	2016	2015
thousands	Purchases		Sales
Cash consideration	$3,965	$10,369	$623	$700
Net carrying value	(3,366)	(5,785)	(605)	(366)
Partners’ capital adjustment	$599	$4,584	$18	$334

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.  TRANSACTIONS WITH AFFILIATES (CONTINUED)

Summary of affiliate transactions. The following table summarizes material affiliate transactions. See Note 2 for discussion of affiliate acquisitions and related funding.

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2016	2015	2016	2015
Revenues and other (1)	$325,312	$294,849	$900,301	$923,188
Equity income, net – affiliates (1)	20,294	21,976	56,801	59,137
Cost of product (1)	21,254	35,656	67,979	132,613
Operation and maintenance (2)	15,052	19,394	50,688	56,065
General and administrative (3)	9,453	8,496	27,574	24,691
Operating expenses	45,759	63,546	146,241	213,369
Interest income (4)	4,225	4,225	12,675	12,675
Interest expense (5)	(1,173)	4,310	(12,097)	9,920
Proceeds from the issuance of common units, net of offering expenses (6)	—	—	25,000	—
Distributions to unitholders (7)	97,648	80,845	282,326	228,893
Above-market component of swap extensions with Anadarko	18,417	7,916	34,782	7,916

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

(4)	Represents interest income recognized on the note receivable from Anadarko.

(5)	For the three and nine months ended September 30, 2016, includes accretion revisions to the Deferred purchase price obligation - Anadarko (see Note 2 and Note 9).

(6)	Represents proceeds from the issuance of 835,841 common units to WGP as partial funding for the acquisition of Springfield (see Note 2).

(7)	Represents distributions paid under the partnership agreement (see Note 3 and Note 4).

Concentration of credit risk. Anadarko was the only customer from whom revenues exceeded 10% of the Partnership’s consolidated revenues for all periods presented in the consolidated statements of operations.

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.  PROPERTY, PLANT AND EQUIPMENT

A summary of the historical cost of the Partnership’s property, plant and equipment is as follows:

thousands	Estimated Useful Life	September 30, 2016	December 31, 2015
Land	n/a	$4,000	$3,744
Gathering systems	3 to 47 years	6,471,338	6,061,004
Pipelines and equipment	15 to 45 years	135,504	136,290
Assets under construction	n/a	272,169	329,887
Other	3 to 40 years	29,895	25,853
Total property, plant and equipment		6,912,906	6,556,778
Accumulated depreciation		1,882,012	1,697,999
Net property, plant and equipment		$5,030,894	$4,858,779

The cost of property classified as “Assets under construction” is excluded from capitalized costs being depreciated. These amounts represent property that is not yet suitable to be placed into productive service as of the respective balance sheet date.
As of September 30, 2016, net property, plant and equipment includes impairments of $11.3 million, including an impairment of $6.1 million at the Newcastle system. This asset was impaired to its estimated fair value of $3.1 million, using the income approach and Level 3 fair value inputs, due to a reduction in estimated future cash flows caused by the low commodity price environment. Also during this period, the Partnership recognized impairments of $5.2 million, primarily related to the abandonment of compressors at the MIGC system and cancellation of projects at the DBJV and Anadarko-Operated Marcellus Interest systems. See Note 2 for a discussion of the Partnership’s assets held for sale as of September 30, 2016.

7.  EQUITY INVESTMENTS

The following table presents the activity in the Partnership’s equity investments for the nine months ended September 30, 2016:

	Equity Investments
thousands	Fort Union	White Cliffs	Rendezvous	Mont Belvieu JV	TEG	TEP	FRP	Total
Balance at December 31, 2015	$17,122	$50,439	$50,913	$117,089	$16,283	$194,803	$172,238	$618,887
Investment earnings (loss), net of amortization	(308)	10,474	1,413	18,245	529	12,239	14,209	56,801
Contributions	—	441	—	—	—	(580)	—	(139)
Distributions	(787)	(10,038)	(2,573)	(18,274)	(546)	(12,427)	(15,026)	(59,671)
Distributions in excess of cumulative earnings (1)	(3,354)	(3,393)	(1,541)	(3,963)	(266)	(3,720)	(355)	(16,592)
Balance at September 30, 2016	$12,673	$47,923	$48,212	$113,097	$16,000	$190,315	$171,066	$599,286

(1)	Distributions in excess of cumulative earnings, classified as investing cash flows in the consolidated statements of cash flows, is calculated on an individual investment basis.

During the nine months ended September 30, 2016, an impairment loss was recognized by the managing partner of Fort Union. The Partnership’s 14.81% share of the impairment loss was $3.0 million, which was recorded in Equity income, net – affiliates in the consolidated statements of operations.

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.  COMPONENTS OF WORKING CAPITAL

A summary of accounts receivable, net is as follows:

thousands	September 30, 2016	December 31, 2015
Trade receivables, net	$184,331	$143,557
Other receivables, net	29,819	49,772
Total accounts receivable, net	$214,150	$193,329

A summary of other current assets is as follows:

thousands	September 30, 2016	December 31, 2015
Natural gas liquids inventory	$5,086	$2,403
Imbalance receivables	1,514	2,122
Prepaid insurance	2,617	2,296
Other	—	1,034
Total other current assets	$9,217	$7,855

A summary of accrued liabilities is as follows:

thousands	September 30, 2016	December 31, 2015
Accrued capital expenditures	$49,328	$61,454
Accrued plant purchases	31,849	16,425
Accrued interest expense	28,532	26,194
Short-term asset retirement obligations	2,182	3,677
Short-term remediation and reclamation obligations	1,136	1,136
Income taxes payable	488	770
Other	8,649	9,363
Total accrued liabilities	$122,164	$119,019

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.  DEBT AND INTEREST EXPENSE

At September 30, 2016, the Partnership’s debt consisted of 5.375% Senior Notes due 2021 (the “2021 Notes”), 4.000% Senior Notes due 2022 (the “2022 Notes”), 2.600% Senior Notes due 2018 (the “2018 Notes”), 5.450% Senior Notes due 2044 (the “2044 Notes”), 3.950% Senior Notes due 2025 (the “2025 Notes”), 4.650% Senior Notes due 2026 (the “2026 Notes”) and borrowings on the RCF.
The following table presents the Partnership’s outstanding debt as of September 30, 2016, and December 31, 2015:

	September 30, 2016			December 31, 2015
thousands	Principal	Carrying Value	Fair Value (1)	Principal	Carrying Value	Fair Value (1)
2021 Notes	$500,000	$494,474	$545,314	$500,000	$493,711	$513,645
2022 Notes	670,000	668,583	688,425	670,000	668,432	595,744
2018 Notes	350,000	349,066	350,659	350,000	348,706	339,293
2044 Notes	400,000	389,822	405,499	400,000	389,707	321,499
2025 Notes	500,000	490,749	496,563	500,000	490,095	422,285
2026 Notes	500,000	494,701	521,249	—	—	—
RCF	20,000	20,000	20,000	300,000	300,000	300,000
Total long-term debt	$2,940,000	$2,907,395	$3,027,709	$2,720,000	$2,690,651	$2,492,466

(1)	Fair value is measured using the market approach and Level 2 inputs.

Debt activity. The following table presents the debt activity of the Partnership for the nine months ended September 30, 2016:

thousands	Carrying Value
Balance at December 31, 2015	$2,690,651
RCF borrowings	600,000
Issuance of 2026 Notes	500,000
Repayments of RCF borrowings	(880,000)
Other	(3,256)
Balance at September 30, 2016	$2,907,395

Senior Notes. At September 30, 2016, the Partnership was in compliance with all covenants under the indentures governing its outstanding notes.
The 2026 Notes issued in July 2016 were offered at a price to the public of 99.796% of the face amount. Including the effects of the issuance and underwriting discounts, the effective interest rate of the 2026 Notes is 4.787%. Interest is paid semi-annually on January 1 and July 1 of each year. Proceeds (net of underwriting discount of $3.1 million, original issue discount and debt issuance costs) were used to repay a portion of the amount outstanding under the RCF.
In October 2016, the Partnership issued an additional $200.0 million in aggregate principal amount of 2044 Notes at a price to the public of 102.776% of the face amount plus accrued interest from October 1, 2016 to the settlement date. These notes were offered as additional notes under the indenture governing the 2044 Notes issued in March 2014 and are treated as a single class of securities with the 2044 Notes under such indenture. Proceeds (net of underwriting discount of $1.8 million and debt issuance costs and excluding accrued interest from October 1, 2016 to the settlement date) were used to repay amounts then outstanding under the RCF. The remaining proceeds will be used for general partnership purposes, including capital expenditures.

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.  DEBT AND INTEREST EXPENSE (CONTINUED)

Revolving credit facility. The interest rate on the RCF, which matures in February 2019, was 1.82% and 1.49% at September 30, 2016 and 2015, respectively. The facility fee rate was 0.20% at September 30, 2016 and 2015.
As of September 30, 2016, the Partnership had $20.0 million of outstanding borrowings, $4.9 million in outstanding letters of credit and $1.18 billion available for borrowing under the RCF. At September 30, 2016, the Partnership was in compliance with all covenants under the RCF.

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

Interest expense. The following table summarizes the amounts included in interest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2016	2015	2016	2015
Third parties
Long-term debt	$31,612	$26,972	$87,711	$75,047
Amortization of debt issuance costs and commitment fees	1,672	1,530	4,747	4,196
Capitalized interest	(1,343)	(1,039)	(4,674)	(6,826)
Total interest expense – third parties	31,941	27,463	87,784	72,417
Affiliates
Deferred purchase price obligation – Anadarko (1)	(1,173)	4,310	(12,097)	9,920
Total interest expense – affiliates	(1,173)	4,310	(12,097)	9,920
Interest expense	$30,768	$31,773	$75,687	$82,337

(1)	See Note 2 for a discussion of the accretion and net present value of the Deferred purchase price obligation - Anadarko.

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

Other commitments. The Partnership has short-term payment obligations, or commitments, related to its capital spending programs, as well as those of its unconsolidated affiliates. As of September 30, 2016, the Partnership had unconditional payment obligations for services to be rendered or products to be delivered in connection with its capital projects of $39.8 million, the majority of which is expected to be paid in the next twelve months. These commitments relate primarily to the construction of Train V, the purchase of long-lead items associated with Train VI at the DBM complex and expansion projects at the DBJV system and the DBM complex.

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
Rent expense associated with the office, warehouse and equipment leases was $8.9 million and $26.2 million for the three and nine months ended September 30, 2016, respectively, and $8.7 million and $25.3 million for the three and nine months ended September 30, 2015, respectively.

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

EXECUTIVE SUMMARY

We are a growth-oriented Delaware MLP formed by Anadarko to acquire, own, develop and operate midstream energy assets. We currently own or have investments in assets located in the Rocky Mountains (Colorado, Utah and Wyoming), the Mid-Continent (Kansas and Oklahoma), North-central Pennsylvania and Texas, and are engaged in the business of gathering, processing, compressing, treating and transporting natural gas, condensate, NGLs and crude oil for Anadarko, as well as for third-party producers and customers. As of September 30, 2016, our assets and investments accounted for under the equity method consisted of the following:

	Owned and Operated	Operated Interests	Non-Operated Interests	Equity Interests
Gathering systems	12	4	5	2
Treating facilities	13	12	—	3
Natural gas processing plants/trains	19	5	—	2
NGL pipelines	2	—	—	3
Natural gas pipelines	5	—	—	—
Oil pipelines	—	1	—	1

Significant financial and operational events during the nine months ended September 30, 2016, included the following:

•	We completed the acquisition of Springfield from Anadarko for cash and common unit consideration totaling $750.0 million. See Acquisitions and Divestitures below.

•	In May 2016, we commenced operation of Train IV, a 200 MMcf/d processing plant at the DBM complex.

•
We completed the offering of $500.0 million aggregate principal amount of 2026 Notes in July 2016. Net proceeds were used to repay a portion of the amount outstanding under our RCF. See Liquidity and Capital Resources within this Item 2 for additional information.

•
We raised our distribution to $0.845 per unit for the third quarter of 2016, representing a 2% increase over the distribution for the second quarter of 2016 and a 9% increase over the distribution for the third quarter of 2015.

•
Throughput attributable to Western Gas Partners, LP for natural gas assets totaled 4,070 MMcf/d and 3,908 MMcf/d for the three and nine months ended September 30, 2016, respectively, representing no change and an 8% decrease, respectively, compared to the same periods in 2015.

•	Throughput for crude/NGL assets totaled 185 MBbls/d for both the three and nine months ended September 30, 2016, representing a 3% and 1% decrease, respectively, compared to the same periods in 2015.

•
Operating income (loss) was $197.3 million and $527.1 million for the three and nine months ended September 30, 2016, respectively, representing a 13% decrease and 92% increase, respectively, compared to the same periods in 2015.

•
Adjusted gross margin attributable to Western Gas Partners, LP for natural gas assets (as defined under the caption Key Performance Metrics within this Item 2) averaged $0.82 per Mcf for both the three and nine months ended September 30, 2016, representing an 11% and 12% increase, respectively, compared to the same periods in 2015.

•
Adjusted gross margin for crude/NGL assets (as defined under the caption Key Performance Metrics within this Item 2) averaged $2.20 per Bbl and $2.10 per Bbl for the three and nine months ended September 30, 2016, respectively, representing a 15% and 8% increase, respectively, compared to the same periods in 2015.

Significant Item Affecting Comparability. On December 3, 2015, there was an initial fire and secondary explosion at the processing facility within the DBM complex. The majority of the damage was to the liquid handling facilities and the amine treating units at the inlet of the complex. Train II (with capacity of 100 MMcf/d) sustained the most damage of the processing trains and is expected to be returned to service by the end of 2016. Train III (with capacity of 200 MMcf/d) experienced minimal damage and returned to full service in May 2016. For ease of reference throughout the remainder of this Management’s Discussion and Analysis, the damage to the processing facility and resulting lack of processing capacity and associated financial statement impact will be referred to as the “DBM outage.” See Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

ACQUISITIONS AND DIVESTITURES

Acquisitions. The following table presents our acquisitions during 2016 and 2015, and identifies the funding sources for such acquisitions. See Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

thousands except unit and percent amounts	Acquisition Date	Percentage Acquired	Deferred Purchase Price Obligation - Anadarko	Borrowings	Common Units Issued	Series A Preferred Units Issued
DBJV (1)	03/02/2015	100%	$174,276	$—	—	—
Springfield (2)	03/14/2016	100%	—	247,500	2,089,602	14,030,611

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

Assets held for sale - Hugoton system. During the third quarter of 2016, the Hugoton system, located in Southwest Kansas and Oklahoma, satisfied criteria to be considered held for sale. The assets were remeasured to their current fair value using a market approach and Level 2 fair-value measurement, resulting in a loss of $6.2 million at September 30, 2016, recorded as Gain (loss) on divestiture and other, net in the consolidated statements of operations. At September 30, 2016, our consolidated balance sheet included long-term assets of $65.6 million and long-term liabilities of $8.4 million associated with assets held for sale. The sale of these assets closed on October 31, 2016.

Presentation of Partnership assets. The term “Partnership assets” refers to the assets owned and interests accounted for under the equity method by us as of September 30, 2016. See Note 7—Equity Investments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q. Because Anadarko controls us through its ownership and control of WGP, which owns the entire interest in our general partner, each of our acquisitions of Partnership assets from Anadarko has been considered a transfer of net assets between entities under common control. As such, the Partnership assets we acquired from Anadarko were initially recorded at Anadarko’s historic carrying value, which did not correlate to the total acquisition price paid by us. See Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q. Further, after an acquisition of Partnership assets from Anadarko, we may be required to recast our financial statements to include the activities of such Partnership assets from the date of common control.
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

EQUITY OFFERINGS

Equity offerings. Pursuant to our $500.0 million COP, during the year ended December 31, 2015, we issued 873,525 common units, at an average price of $66.61, generating proceeds of $57.4 million (net of $0.8 million for the underwriting discount and other offering expenses), which were used for general partnership purposes, including funding capital expenditures. Gross proceeds generated during the year ended December 31, 2015, were $58.2 million. Commissions paid during the year ended December 31, 2015, were $0.6 million. We issued no common units under the $500.0 million COP during the nine months ended September 30, 2016.

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

RESULTS OF OPERATIONS

OPERATING RESULTS

The following tables and discussion present a summary of our results of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2016	2015	2016	2015
Total revenues and other (1)	$481,645	$432,515	$1,293,450	$1,335,514
Equity income, net – affiliates	20,294	21,976	56,801	59,137
Total operating expenses (1)	312,088	305,313	830,699	1,197,087
Gain (loss) on divestiture and other, net	(6,230)	77,254	(8,769)	77,248
Proceeds from business interruption insurance claims (2)	13,667	—	16,270	—
Operating income (loss)	197,288	226,432	527,053	274,812
Interest income – affiliates	4,225	4,225	12,675	12,675
Interest expense	(30,768)	(31,773)	(75,687)	(82,337)
Other income (expense), net	153	85	224	227
Income (loss) before income taxes	170,898	198,969	464,265	205,377
Income tax (benefit) expense	472	12,644	7,431	37,160
Net income (loss)	170,426	186,325	456,834	168,217
Net income attributable to noncontrolling interest	2,680	2,188	8,507	8,230
Net income (loss) attributable to Western Gas Partners, LP	$167,746	$184,137	$448,327	$159,987
Key performance metrics (3)
Adjusted gross margin attributable to Western Gas Partners, LP	$343,981	$311,148	$984,459	$940,595
Adjusted EBITDA attributable to Western Gas Partners, LP	278,170	220,696	759,834	686,206
Distributable cash flow	237,315	189,631	628,602	586,883

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

For purposes of the following discussion, any increases or decreases “for the three months ended September 30, 2016” refer to the comparison of the three months ended September 30, 2016, to the three months ended September 30, 2015; any increases or decreases “for the nine months ended September 30, 2016” refer to the comparison of the nine months ended September 30, 2016, to the nine months ended September 30, 2015; and any increases or decreases “for the three and nine months ended September 30, 2016” refer to the comparison of these 2016 periods to the corresponding three and nine month periods ended September 30, 2015.

Throughput

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Inc/ (Dec)	2016	2015	Inc/ (Dec)
Throughput for natural gas assets (MMcf/d)
Gathering, treating and transportation	1,562	1,704	(8)%	1,556	1,862	(16)%
Processing	2,448	2,327	5%	2,301	2,351	(2)%
Equity investment (1)	179	177	1%	178	171	4%
Total throughput for natural gas assets	4,189	4,208	—%	4,035	4,384	(8)%
Throughput attributable to noncontrolling interest for natural gas assets	119	126	(6)%	127	149	(15)%
Total throughput attributable to Western Gas Partners, LP for natural gas assets	4,070	4,082	—%	3,908	4,235	(8)%
Throughput for crude/NGL assets (MBbls/d)
Gathering, treating and transportation	58	66	(12)%	59	72	(18)%
Equity investment (2)	127	125	2%	126	114	11%
Total throughput for crude/NGL assets	185	191	(3)%	185	186	(1)%

(1)	Represents our 14.81% share of average Fort Union throughput and our 22% share of average Rendezvous throughput.

(2)
Represents our 10% share of average White Cliffs throughput, our 25% share of average Mont Belvieu JV throughput, our 20% share of average TEG and TEP throughput, and our 33.33% share of average FRP throughput.

Natural gas assets

Gathering, treating and transportation throughput decreased by 142 MMcf/d for the three months ended September 30, 2016, primarily due to decreased throughput at the Bison facility due to volumes being diverted to a third-party treater, the sale of the Dew and Pinnacle systems in July 2015, and production declines in the area around the Springfield gas gathering system. These decreases were partially offset by higher throughput at the DBJV system due to increased production in West Texas and increased throughput at the Anadarko-Operated and Non-Operated Marcellus Interest systems due to previously modulated volumes being brought online.
Gathering, treating and transportation throughput decreased by 306 MMcf/d for the nine months ended September 30, 2016, primarily due to the sale of the Dew and Pinnacle systems in July 2015 and decreased throughput at the Bison facility due to volumes being diverted to a third-party treater.
Processing throughput increased by 121 MMcf/d for the three months ended September 30, 2016, primarily due to increased production in the areas around the DJ Basin complex and the May 2016 start-up of Train IV at the DBM complex. These increases were partially offset by decreased throughput at the Chipeta complex due to decreased drilling activity in the Uinta Basin and production declines in the areas around the MGR assets and Granger complex. Processing throughput decreased by 50 MMcf/d for the nine months ended September 30, 2016, primarily due to the decreases noted above for the three months ended September 30, 2016, as well as to decreases attributable to the DBM outage.
Equity investment throughput increased by 7 MMcf/d for the nine months ended September 30, 2016, primarily due to volumes being diverted from the third-party Bison pipeline to the Fort Union system, which was partially offset by a decrease in volumes at the Rendezvous system due to production declines in the Jonah and Pinedale Anticline fields.

Crude/NGL assets

Gathering, treating and transportation throughput decreased by 8 MBbls/d and 13 MBbls/d for the three and nine months ended September 30, 2016, respectively, primarily due to decreased throughput at the Springfield oil gathering system. Equity investment throughput increased by 12 MBbls/d for the nine months ended September 30, 2016, primarily due to an increase in volumes on FRP as a result of increased production in the DJ Basin area.

Gathering, Processing and Transportation Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
thousands except percentages	2016	2015	Inc/ (Dec)	2016	2015	Inc/ (Dec)
Gathering, processing and transportation revenues	$315,192	$283,029	11%	$910,332	$844,197	8%

Revenues from gathering, processing and transportation increased by $32.2 million and $66.1 million for the three and nine months ended September 30, 2016, respectively, primarily due to increases of $26.1 million and $93.9 million, respectively, at the DJ Basin complex resulting from increased throughput and a higher processing fee. In addition, for the three months ended September 30, 2016, there was an increase of $10.0 million at the DBM complex due to increased throughput and a higher processing fee. These increases were partially offset by decreases during the three and nine months ended September 30, 2016, of (i) $2.5 million and $17.6 million, respectively, due to the sale of the Dew and Pinnacle systems in July 2015 and (ii) $5.6 million and $15.8 million, respectively, at the Springfield system due to decreased throughput.

Natural Gas and Natural Gas Liquids Sales

	Three Months Ended September 30,			Nine Months Ended September 30,
thousands except percentages and per-unit amounts	2016	2015	Inc/ (Dec)	2016	2015	Inc/ (Dec)
Natural gas sales (1)	$72,658	$59,628	22%	$155,251	$193,282	(20)%
Natural gas liquids sales (1)	91,378	87,372	5%	224,334	293,592	(24)%
Total	$164,036	$147,000	12%	$379,585	$486,874	(22)%
Average price per unit (1):
Natural gas (per Mcf)	$2.70	$3.26	(17)%	$2.41	$3.51	(31)%
Natural gas liquids (per Bbl)	19.10	18.68	2%	19.45	22.37	(13)%

(1)
Excludes amounts considered above market, with respect to our swap extensions at the DJ Basin complex and the Hugoton system beginning July 1, 2015, that are recorded as capital contributions in the statement of equity and partners’ capital. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

For the three and nine months ended September 30, 2016 and 2015, average natural gas and NGL prices included the effects of commodity price swap agreements attributable to sales for the Hugoton system, the MGR assets and the DJ Basin complex. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
The increase in natural gas sales of $13.0 million for the three months ended September 30, 2016, was primarily due to an increase of $12.9 million at the DBM complex due to an increase in volumes sold.
The decline in natural gas sales of $38.0 million for the nine months ended September 30, 2016, was primarily due to decreases of (i) $13.5 million due to the DBM outage, (ii) $10.2 million at the Hilight system due to a decrease in average price and volumes sold, (iii) $9.2 million at the DJ Basin complex due to the partial equity treatment of our above-market swap extensions beginning July 1, 2015, partially offset by an increase in volumes sold and (iv) $3.4 million at the MGR assets due to a decrease in volumes sold.

The increase in NGLs sales of $4.0 million for the three months ended September 30, 2016, was primarily due to an increase of $12.9 million at the DBM complex due to an increase in average price and volumes sold. This increase was partially offset by decreases of (i) $7.6 million at the MGR assets due to a decrease in volumes sold and (ii) $1.9 million at the DJ Basin complex due to a decrease in the market prices associated with our above-market swap extensions, which was partially offset by an increase in volumes sold.
The decline in NGLs sales of $69.3 million for the nine months ended September 30, 2016, was primarily due to decreases of (i) $28.6 million at the MGR assets due to a decrease in volumes sold, (ii) $20.6 million due to the DBM outage, (iii) $6.4 million at the Hilight system due to a decrease in volumes sold and average price and (iv) $7.1 million and $4.2 million at the DJ Basin complex and Hugoton system, respectively, due to the partial equity treatment of our above-market swap extensions beginning July 1, 2015 for the DJ Basin complex and October 1, 2015 for the Hugoton system, which was partially offset by an increase in volumes sold at the DJ Basin complex.

Equity Income, Net – Affiliates

	Three Months Ended September 30,			Nine Months Ended September 30,
thousands except percentages	2016	2015	Inc/ (Dec)	2016	2015	Inc/ (Dec)
Equity income, net – affiliates	$20,294	$21,976	(8)%	$56,801	$59,137	(4)%

For the three months ended September 30, 2016, equity income, net – affiliates decreased by $1.7 million, primarily due to a decrease in equity income at the Fort Union system and TEFR Interests. For the nine months ended September 30, 2016, equity income, net – affiliates decreased by $2.3 million, primarily due to our 14.81% share of an impairment loss determined by the managing partner of Fort Union, partially offset by increases in equity income from the TEFR Interests due to increased volumes.

Cost of Product and Operation and Maintenance Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
thousands except percentages	2016	2015	Inc/ (Dec)	2016	2015	Inc/ (Dec)
NGL purchases (1)	$66,822	$57,345	17%	$149,547	$196,112	(24)%
Residue purchases (1)	70,376	64,278	9%	156,774	200,237	(22)%
Other (1)	8,445	6,081	39%	20,638	17,979	15%
Cost of product	145,643	127,704	14%	326,959	414,328	(21)%
Operation and maintenance	74,755	88,722	(16)%	226,141	242,744	(7)%
Total cost of product and operation and maintenance expenses	$220,398	$216,426	2%	$553,100	$657,072	(16)%

(1)
Excludes amounts considered above market, with respect to our swap extensions at the DJ Basin complex and the Hugoton system beginning July 1, 2015, that are recorded as capital contributions in the statement of equity and partners’ capital. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Cost of product expense for the three and nine months ended September 30, 2016 and 2015, included the effects of commodity price swap agreements attributable to purchases for the Hugoton system, the MGR assets and the DJ Basin complex. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

NGL purchases increased by $9.5 million for the three months ended September 30, 2016, primarily due to an increase of $13.0 million at the DBM complex due to an increase in volume and average price, partially offset by a decrease of $4.8 million at the MGR assets due to a decrease in volume and average swap price.
NGL purchases decreased by $46.6 million for the nine months ended September 30, 2016, primarily due to decreases of (i) $19.2 million at the MGR assets due to a decrease in volume and average swap price, (ii) $13.8 million due to the DBM outage, (iii) $5.4 million at the Hilight system due to a decrease in volume and average price, (iv) $3.8 million at the DJ Basin complex due to the partial equity treatment of our above-market swap extensions beginning July 1, 2015, and (v) $3.1 million at the Chipeta complex due to a decrease in volume and average price.
Residue purchases increased by $6.1 million for the three months ended September 30, 2016, primarily due to an increase of $9.0 million at the DBM complex due to an increase in volume, partially offset by a decrease in average price. This increase was partially offset by a decrease of $1.6 million at the Hilight system due to a decrease in volume and average price.
Residue purchases decreased by $43.5 million for the nine months ended September 30, 2016, primarily due to decreases of (i) $17.9 million due to the DBM outage, (ii) $10.4 million at the DJ Basin complex due to the partial equity treatment of our above-market swap extensions beginning July 1, 2015, (iii) $9.0 million at the Hilight system due to a decrease in volume and average price and (iv) $3.4 million at the MGR assets due to a decrease in volume, partially offset by an increase in average swap price.
Other items increased by $2.4 million and $2.7 million for the three and nine months ended September 30, 2016, respectively, primarily due to fees paid for rerouting volumes due to the DBM outage. The increase for the three months ended September 30, 2016, also includes changes in imbalance positions primarily at the DBM and DJ Basin complexes.
Operation and maintenance expense decreased by $14.0 million for the three months ended September 30, 2016, primarily due to decreases of (i) $5.4 million in plant repairs primarily at the Chipeta, DJ Basin and DBM complexes, (ii) $2.8 million in chemicals and treating services primarily attributable to the DBM complex, (iii) $2.3 million in salaries and wages primarily at the DBM complex and the DBJV and Springfield systems and (iv) $2.0 million in other operating costs and utilities expense primarily at the DJ Basin complex and the DBJV and Springfield systems.
Operation and maintenance expense decreased by $16.6 million for the nine months ended September 30, 2016, primarily due to decreases of (i) $7.7 million in other operating and vehicle costs primarily attributable to the DBM and DJ Basin complexes and the DBJV and Springfield systems, (ii) $5.4 million in chemicals and treating services primarily attributable to the DJ Basin and DBM complexes, and the sale of the Dew and Pinnacle systems in July 2015, (iii) $3.0 million in salaries and wages primarily attributable to the sale of the Dew and Pinnacle systems in July 2015, the Hugoton, Hilight and MIGC systems and the DBM and Granger complexes, (iv) $2.8 million in plant repairs primarily at the Hilight system and the Chipeta, DJ Basin and DBM complexes and (v) $1.6 million in measurement and well-testing analysis expense primarily attributable to the DJ Basin complex. These decreases were partially offset by increases of (i) $2.5 million in utilities expense primarily at the Chipeta and DJ Basin complexes and (ii) $2.6 million in facilities and overhead expense attributable to the Non-Operated Marcellus Interest systems.

General and Administrative, Depreciation and Amortization, Impairments and Other Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
thousands except percentages	2016	2015	Inc/ (Dec)	2016	2015	Inc/ (Dec)
General and administrative	$11,382	$10,143	12%	$33,542	$30,632	9%
Property and other taxes	10,670	9,042	18%	33,098	27,908	19%
Depreciation and amortization	67,246	67,367	—%	199,646	204,896	(3)%
Impairments	2,392	2,335	2%	11,313	276,579	(96)%
Total general and administrative, depreciation and amortization, impairments and other expenses	$91,690	$88,887	3%	$277,599	$540,015	(49)%

General and administrative expenses increased by $1.2 million and $2.9 million for the three and nine months ended September 30, 2016, respectively, primarily due to increases in personnel costs for which we reimbursed Anadarko pursuant to our omnibus agreement.
Property and other taxes increased by $1.6 million and $5.2 million for the three and nine months ended September 30, 2016, respectively, primarily due to ad valorem tax increases at the DJ Basin and DBM complexes. The increase for the nine months ended September 30, 2016, was partially offset by an ad valorem tax decrease of $1.5 million due to the sale of the Dew and Pinnacle systems in July 2015.
Depreciation and amortization decreased by $0.1 million for the three months ended September 30, 2016, primarily due to depreciation expense decreases of (i) $2.9 million at the Hilight system due to an asset impairment recognized in the fourth quarter of 2015 and (ii) $0.6 million due to the Hugoton system being classified as held for sale in the third quarter of 2016. These decreases were partially offset by an increase of $3.2 million related to capital projects at the DBM complex and the DBJV and Non-Operated Marcellus Interest systems.
Depreciation and amortization decreased by $5.3 million for the nine months ended September 30, 2016, primarily due to depreciation expense decreases of (i) $12.5 million at the MGR assets and the Hilight system due to asset impairments recognized in the first and fourth quarters of 2015, respectively, (ii) $7.0 million due to the sale of the Dew and Pinnacle systems in July 2015 and (iii) $1.1 million due to the Hugoton system being classified as held for sale in the third quarter of 2016. These decreases were partially offset by an increase of $14.7 million related to capital projects at the DJ Basin and DBM complexes and the DBJV, Non-Operated Marcellus Interest and Springfield systems.
Impairment expense increased by $0.1 million for the three months ended September 30, 2016, primarily due to impairments related to the cancellation of projects at the DBJV and Anadarko-Operated Marcellus Interest systems during 2016, as compared to lower impairments in 2015 related to the cancellation of projects at the Non-Operated Marcellus Interest systems.
Impairment expense decreased by $265.3 million for the nine months ended September 30, 2016, primarily due to (i) a $264.4 million impairment at the Red Desert complex recognized during the first quarter of 2015 and (ii) impairments related to the abandonment of compressors at the MIGC system and cancellation of projects at the Non-Operated Marcellus Interest systems and Red Desert complex during 2015. Impairment expense for the nine months ended September 30, 2016, included (i) the $6.1 million impairment at the Newcastle system, which was impaired to its estimated fair value of $3.1 million, using the income approach and Level 3 fair value inputs, due to a reduction in estimated future cash flows caused by the low commodity price environment and (ii) impairments related to the abandonment of compressors at the MIGC system and cancellation of projects at the DBJV and Anadarko-Operated Marcellus Interest systems during 2016.

Interest Income – Affiliates and Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
thousands except percentages	2016	2015	Inc/ (Dec)	2016	2015	Inc/ (Dec)
Note receivable – Anadarko	$4,225	$4,225	—%	$12,675	$12,675	—%
Interest income – affiliates	$4,225	$4,225	—%	$12,675	$12,675	—%
Third parties
Long-term debt	$(31,612)	$(26,972)	17%	$(87,711)	$(75,047)	17%
Amortization of debt issuance costs and commitment fees	(1,672)	(1,530)	9%	(4,747)	(4,196)	13%
Capitalized interest	1,343	1,039	29%	4,674	6,826	(32)%
Affiliates
Deferred purchase price obligation – Anadarko (1)	1,173	(4,310)	(127)%	12,097	(9,920)	NM
Interest expense	$(30,768)	$(31,773)	(3)%	$(75,687)	$(82,337)	(8)%

NM-Not Meaningful

(1)
See Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for a discussion of the accretion and net present value of the Deferred purchase price obligation - Anadarko.

Interest expense decreased by $1.0 million and $6.7 million for the three and nine months ended September 30, 2016, respectively, primarily due to $1.2 million and $12.1 million, respectively, in accretion revisions recorded as reductions to interest expense for the Deferred purchase price obligation - Anadarko entered into in March 2015 (see Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q). The accretion revisions were partially offset by interest incurred on the 2026 Notes issued in July 2016 of $5.1 million and interest incurred on the 2025 Notes issued in June 2015 of $8.4 million. Capitalized interest decreased by $2.2 million for the nine months ended September 30, 2016, primarily due to the completion of Lancaster Train II in June 2015 (within the DJ Basin complex), this decrease was partially offset by an increase due to the construction of Trains IV and V and the purchase of long-lead items associated with Train VI at the DBM complex. See Note 9—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Income Tax (Benefit) Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
thousands except percentages	2016	2015	Inc/ (Dec)	2016	2015	Inc/ (Dec)
Income (loss) before income taxes	$170,898	$198,969	(14)%	$464,265	$205,377	126%
Income tax (benefit) expense	472	12,644	(96)%	7,431	37,160	(80)%
Effective tax rate	—%	6%		2%	18%

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

KEY PERFORMANCE METRICS

	Three Months Ended September 30,			Nine Months Ended September 30,
thousands except percentages and per-unit amounts	2016	2015	Inc/ (Dec)	2016	2015	Inc/ (Dec)
Adjusted gross margin attributable to Western Gas Partners, LP for natural gas assets (1)	$306,393	$277,407	10%	$877,583	$842,213	4%
Adjusted gross margin for crude/NGL assets (2)	37,588	33,741	11%	106,876	98,382	9%
Adjusted gross margin attributable to Western Gas Partners, LP (3)	343,981	311,148	11%	984,459	940,595	5%
Adjusted gross margin per Mcf attributable to Western Gas Partners, LP for natural gas assets (4)	0.82	0.74	11%	0.82	0.73	12%
Adjusted gross margin per Bbl for crude/NGL assets (5)	2.20	1.92	15%	2.10	1.94	8%
Adjusted EBITDA attributable to Western Gas Partners, LP (3)	278,170	220,696	26%	759,834	686,206	11%
Distributable cash flow (3)	237,315	189,631	25%	628,602	586,883	7%

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
Adjusted gross margin increased by $32.8 million for the three months ended September 30, 2016, primarily due to an increase in volumes at the DJ Basin complex and the start-up of Train IV within the DBM complex in May 2016, partially offset by lower volumes at the Springfield system and the sale of the Dew and Pinnacle systems in July 2015. Adjusted gross margin increased by $43.9 million for the nine months ended September 30, 2016, primarily due to an increase in volumes at the DJ Basin complex, partially offset by lower volumes due to the DBM outage, lower volumes at the Springfield system, the sale of the Dew and Pinnacle systems in July 2015, and lower volumes at the MGR assets and the Chipeta complex.
To facilitate investor and industry analyst comparisons between us and our peers, we also disclose Adjusted gross margin per Mcf attributable to Western Gas Partners, LP for natural gas assets and Adjusted gross margin per Bbl for crude/NGL assets. Adjusted gross margin per Mcf attributable to Western Gas Partners, LP for natural gas assets increased by $0.08 and $0.09 for the three and nine months ended September 30, 2016, respectively, primarily due to increased production in the DJ Basin and the start-up of Lancaster Train II in June 2015 (within the DJ Basin complex). Adjusted gross margin per Bbl for crude/NGL assets increased by $0.28 and $0.16 for the three and nine months ended September 30, 2016, respectively, primarily due to higher distributions received from the Mont Belvieu JV and TEP.

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

Adjusted EBITDA increased by $57.5 million for the three months ended September 30, 2016, primarily due to a $49.1 million increase in total revenues and other, a $14.0 million decrease in operation and maintenance expenses, $13.7 million in proceeds from business interruption insurance claims and a $1.7 million increase in distributions from equity investees. These amounts were partially offset by a $17.9 million increase in cost of product and a $1.6 million increase in property and other tax expense.
Adjusted EBITDA increased by $73.6 million for the nine months ended September 30, 2016, primarily due to an $87.4 million decrease in cost of product, a $16.6 million decrease in operation and maintenance expenses, $16.3 million in proceeds from business interruption insurance claims and a $3.2 million increase in distributions from equity investees. These amounts were partially offset by a $42.1 million decrease in total revenues and other, a $5.2 million increase in property and other tax expense and a $2.3 million increase in general and administrative expenses excluding non-cash equity-based compensation expense.

Distributable cash flow. We define “Distributable cash flow” as Adjusted EBITDA, plus interest income and the net settlement amounts from the sale and/or purchase of natural gas, condensate and NGLs under our commodity price swap agreements to the extent such amounts are not recognized as Adjusted EBITDA, less net cash paid (or to be paid) for interest expense (including amortization of deferred debt issuance costs originally paid in cash, offset by non-cash capitalized interest), maintenance capital expenditures, Series A Preferred unit distributions and income taxes. We compare Distributable cash flow to the cash distributions we expect to pay our unitholders. Using this measure, management can quickly compute the Coverage ratio of distributable cash flow to planned cash distributions. We believe Distributable cash flow is useful to investors because this measurement is used by many companies, analysts and others in the industry as a performance measurement tool to evaluate our operating and financial performance and compare it with the performance of other publicly traded partnerships. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for a discussion of our swap extensions at the DJ Basin complex and the Hugoton system.
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

Distributable cash flow increased by $47.7 million for the three months ended September 30, 2016, primarily due to increases of $57.5 million in Adjusted EBITDA and $10.5 million in the above-market component of the swap extensions with Anadarko. These amounts were partially offset by distributions of $14.9 million on Series A Preferred units issued in 2016 and a $4.8 million increase in net cash paid for interest expense.
Distributable cash flow increased by $41.7 million for the nine months ended September 30, 2016, primarily due to an increase of $73.6 million in Adjusted EBITDA and $26.9 million in the above-market component of the swap extensions with Anadarko, where such amount related to the above-market component of swaps did not exist prior to the extensions executed on July 1, 2015. These amounts were partially offset by distributions of $30.9 million on Series A Preferred units issued in 2016, a $14.5 million increase in cash paid for maintenance capital expenditures and a $13.2 million increase in net cash paid for interest expense.

Reconciliation to non-GAAP measures. Adjusted gross margin, Adjusted EBITDA and Distributable cash flow are not defined in GAAP. The GAAP measure used by us that is most directly comparable to Adjusted gross margin is operating income (loss), while net income (loss) attributable to Western Gas Partners, LP and net cash provided by operating activities are the GAAP measures used by us that are most directly comparable to Adjusted EBITDA. The GAAP measure used by us that is most directly comparable to Distributable cash flow is net income (loss) attributable to Western Gas Partners, LP. Our non-GAAP financial measures of Adjusted gross margin, Adjusted EBITDA and Distributable cash flow should not be considered as alternatives to the GAAP measures of operating income (loss), net income (loss) attributable to Western Gas Partners, LP, net cash provided by operating activities or any other measure of financial performance presented in accordance with GAAP. Adjusted gross margin, Adjusted EBITDA and Distributable cash flow have important limitations as analytical tools because they exclude some, but not all, items that affect operating income (loss), net income (loss) and net cash provided by operating activities. Adjusted gross margin, Adjusted EBITDA and Distributable cash flow should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Our definitions of Adjusted gross margin, Adjusted EBITDA and Distributable cash flow may not be comparable to similarly titled measures of other companies in our industry, thereby diminishing their utility.
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

The following tables present (a) a reconciliation of the GAAP financial measure of operating income (loss) to the non-GAAP financial measure of Adjusted gross margin, (b) a reconciliation of the GAAP financial measures of net income (loss) attributable to Western Gas Partners, LP and net cash provided by operating activities to the non-GAAP financial measure of Adjusted EBITDA and (c) a reconciliation of the GAAP financial measure of net income (loss) attributable to Western Gas Partners, LP to the non-GAAP financial measure of Distributable cash flow:

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2016	2015	2016	2015
Reconciliation of Operating income (loss) to Adjusted gross margin attributable to Western Gas Partners, LP
Operating income (loss)	$197,288	$226,432	$527,053	$274,812
Add:
Distributions from equity investees	27,133	25,482	76,263	73,054
Operation and maintenance	74,755	88,722	226,141	242,744
General and administrative	11,382	10,143	33,542	30,632
Property and other taxes	10,670	9,042	33,098	27,908
Depreciation and amortization	67,246	67,367	199,646	204,896
Impairments	2,392	2,335	11,313	276,579
Less:
Gain (loss) on divestiture and other, net	(6,230)	77,254	(8,769)	77,248
Proceeds from business interruption insurance claims	13,667	—	16,270	—
Equity income, net – affiliates	20,294	21,976	56,801	59,137
Reimbursed electricity-related charges recorded as revenues	15,170	15,392	45,707	40,423
Adjusted gross margin attributable to noncontrolling interest	3,984	3,753	12,588	13,222
Adjusted gross margin attributable to Western Gas Partners, LP	$343,981	$311,148	$984,459	$940,595
Adjusted gross margin attributable to Western Gas Partners, LP for natural gas assets	$306,393	$277,407	$877,583	$842,213
Adjusted gross margin for crude/NGL assets	37,588	33,741	106,876	98,382

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2016	2015	2016	2015
Reconciliation of Net income (loss) attributable to Western Gas Partners, LP to Adjusted EBITDA attributable to Western Gas Partners, LP
Net income (loss) attributable to Western Gas Partners, LP	$167,746	$184,137	$448,327	$159,987
Add:
Distributions from equity investees	27,133	25,482	76,263	73,054
Non-cash equity-based compensation expense	1,469	1,148	4,018	3,423
Interest expense	30,768	31,773	75,687	82,337
Income tax expense	472	12,644	7,431	37,160
Depreciation and amortization (1)	66,589	66,714	197,678	202,945
Impairments	2,392	2,335	11,313	276,579
Other expense (1)	40	—	96	—
Less:
Gain (loss) on divestiture and other, net	(6,230)	77,254	(8,769)	77,248
Equity income, net – affiliates	20,294	21,976	56,801	59,137
Interest income – affiliates	4,225	4,225	12,675	12,675
Other income (1)	150	82	272	219
Adjusted EBITDA attributable to Western Gas Partners, LP	$278,170	$220,696	$759,834	$686,206
Reconciliation of Net cash provided by operating activities to Adjusted EBITDA attributable to Western Gas Partners, LP
Net cash provided by operating activities	$263,872	$224,572	$657,738	$596,893
Interest (income) expense, net	26,543	27,548	63,012	69,662
Uncontributed cash-based compensation awards	290	21	448	166
Accretion and amortization of long-term obligations, net	121	(5,226)	9,176	(12,296)
Current income tax (benefit) expense	131	9,030	5,110	27,164
Other (income) expense, net	(153)	(85)	(224)	(227)
Distributions from equity investments in excess of cumulative earnings – affiliates	5,981	3,871	16,592	12,409
Changes in operating working capital:
Accounts receivable, net	7,866	(22,741)	41,108	18,617
Accounts and imbalance payables and accrued liabilities, net	(26,330)	(13,288)	(24,103)	(17,695)
Other	3,184	(168)	1,445	1,686
Adjusted EBITDA attributable to noncontrolling interest	(3,335)	(2,838)	(10,468)	(10,173)
Adjusted EBITDA attributable to Western Gas Partners, LP	$278,170	$220,696	$759,834	$686,206
Cash flow information of Western Gas Partners, LP
Net cash provided by operating activities			$657,738	$596,893
Net cash used in investing activities			(1,040,692)	(368,651)
Net cash provided by (used in) financing activities			429,368	(222,096)

(1)	Includes our 75% share of depreciation and amortization; other expense; and other income attributable to the Chipeta complex.

	Three Months Ended September 30,			Nine Months Ended September 30,
thousands except Coverage ratio	2016		2015	2016		2015
Reconciliation of Net income (loss) attributable to Western Gas Partners, LP to Distributable cash flow and calculation of the Coverage ratio
Net income (loss) attributable to Western Gas Partners, LP	$167,746		$184,137	$448,327		$159,987
Add:
Distributions from equity investees	27,133		25,482	76,263		73,054
Non-cash equity-based compensation expense	1,469		1,148	4,018		3,423
Interest expense, net (non-cash settled) (1)	(1,173)		4,310	(12,097)		9,920
Income tax (benefit) expense	472		12,644	7,431		37,160
Depreciation and amortization (2)	66,589		66,714	197,678		202,945
Impairments	2,392		2,335	11,313		276,579
Above-market component of swap extensions with Anadarko (3)	18,417		7,916	34,782		7,916
Other expense (2)	40		—	96		—
Less:
Gain (loss) on divestiture and other, net	(6,230)		77,254	(8,769)		77,248
Equity income, net – affiliates	20,294		21,976	56,801		59,137
Cash paid for maintenance capital expenditures (2)	15,306		14,704	55,288		40,809
Capitalized interest	1,343		1,039	4,674		6,826
Cash paid for (reimbursement of) income taxes	—		—	67		(138)
Series A Preferred unit distributions	14,907		—	30,876		—
Other income (2)	150		82	272		219
Distributable cash flow	$237,315		$189,631	$628,602		$586,883
Distributions declared (4)
Limited partners – common units	$110,418			$325,369
General partner	56,324			163,105
Total	$166,742			$488,474
Coverage ratio	1.42	x		1.29	x

(1)
Includes accretion revisions related to the Deferred purchase price obligation - Anadarko. See Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

(2)	Includes our 75% share of depreciation and amortization; other expense; cash paid for maintenance capital expenditures; and other income attributable to the Chipeta complex.

(3)	See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

(4)	Reflects cash distributions of $0.845 and $2.490 per unit declared for the three and nine months ended September 30, 2016, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash requirements are for acquisitions and capital expenditures, debt service, customary operating expenses, quarterly distributions to our limited partners and general partner, and distributions to our noncontrolling interest owner. Our sources of liquidity as of September 30, 2016, included cash and cash equivalents, cash flows generated from operations, interest income on our $260.0 million note receivable from Anadarko, available borrowing capacity under our RCF, and issuances of additional equity or debt securities. We believe that cash flows generated from these sources will be sufficient to satisfy our short-term working capital requirements and long-term maintenance and expansion capital expenditure requirements. The amount of future distributions to unitholders will depend on our results of operations, financial condition, capital requirements and other factors, including the extension of commodity price swap agreements, and will be determined by the Board of Directors of our general partner on a quarterly basis. Due to our cash distribution policy, we expect to rely on external financing sources, including equity and debt issuances, to fund expansion capital expenditures and future acquisitions. However, to limit interest expense, we may use operating cash flows to fund expansion capital expenditures or acquisitions, which could result in subsequent borrowings under our RCF to pay distributions or fund other short-term working capital requirements.
We have filed an insurance claim for the incident at the DBM complex and are currently in the adjusting process with insurers. Recoveries from the business interruption claim related to the DBM outage are recognized as income when non-refundable cash proceeds are received from insurers. As of September 30, 2016, we had received $34.7 million in cash proceeds from insurers related to the incident at the DBM complex, including $16.3 million in proceeds from business interruption insurance claims and $18.4 million in proceeds from property insurance claims (see Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q).
Our partnership agreement requires that we distribute all of our available cash (as defined in the partnership agreement) to unitholders of record on the applicable record date within 45 days of the end of each quarter. We have made cash distributions to our unitholders each quarter since our IPO and have increased our quarterly distribution each quarter since the second quarter of 2009. The Board of Directors of our general partner declared a cash distribution to our unitholders for the third quarter of 2016 of $0.845 per unit, or $166.7 million in aggregate, including incentive distributions, but excluding distributions on Class C units and Series A Preferred units. The cash distribution is payable on November 10, 2016, to unitholders of record at the close of business on October 31, 2016. In connection with the closing of the DBM acquisition in November 2014, we issued Class C units that will receive distributions in the form of additional Class C units until the end of 2017, unless earlier converted (see Note 3—Partnership Distributions in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q). The Class C unit distribution, if paid in cash, would have been $10.3 million for the third quarter of 2016. In connection with the closing of the Springfield acquisition in March 2016, we issued the March 2016 Series A units, and in April 2016, we issued the April 2016 Series A units pursuant to the full exercise of the option granted in connection with the March 2016 Series A units issuance. These Series A Preferred units will receive quarterly distributions in cash equal to $0.68 per Series A Preferred unit, subject to certain adjustments. See Note 3—Partnership Distributions in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q. For the quarter ended September 30, 2016, the Series A Preferred unitholders will receive an aggregate cash distribution of $14.9 million, payable in November 2016.
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

Working capital. As of September 30, 2016, we had $113.4 million of working capital, which we define as the amount by which current assets exceed current liabilities. Working capital includes the estimated property insurance receivable related to the DBM outage. See Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q. Working capital is an indication of our liquidity and potential need for short-term funding. Our working capital requirements are driven by changes in accounts receivable and accounts payable and factors such as credit extended to, and the timing of collections from, our customers, and the level and timing of our spending for maintenance and expansion activity. As of September 30, 2016, we had $1.18 billion available for borrowing under our RCF. See Note 9—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

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

Capital expenditures in the consolidated statements of cash flows reflect capital expenditures on a cash basis, when payments are made. Capital incurred is presented on an accrual basis. Capital expenditures as presented in the consolidated statements of cash flows and capital incurred were as follows:

	Nine Months Ended September 30,
thousands	2016	2015
Acquisitions	$716,465	$13,883

Expansion capital expenditures	$312,505	$464,759
Maintenance capital expenditures	55,293	41,089
Total capital expenditures (1) (2)	$367,798	$505,848

Capital incurred (2) (3)	$355,674	$443,912

(1)
Maintenance capital expenditures for the nine months ended September 30, 2016 and 2015, are presented net of $4.9 million and zero, respectively, of contributions in aid of construction costs from affiliates. Capital expenditures for the nine months ended September 30, 2015, included $32.5 million of pre-acquisition capital expenditures for the Springfield system.

(2)
Includes the noncontrolling interest owner’s share of Chipeta’s capital expenditures for all periods presented. For the nine months ended September 30, 2016 and 2015, included $4.7 million and $6.8 million, respectively, of capitalized interest.

(3)	Capital incurred for the nine months ended September 30, 2015, included $29.2 million of pre-acquisition capital incurred for the Springfield system.

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
Capital expenditures, excluding acquisitions, decreased by $138.1 million for the nine months ended September 30, 2016. Expansion capital expenditures decreased by $152.3 million (including a $2.2 million decrease in capitalized interest) for the nine months ended September 30, 2016, primarily due to a decrease of $179.5 million at the DJ Basin complex as a result of decreased activity in 2016. In addition, there were decreases of $34.0 million at the Non-Operated Marcellus Interest systems, $27.4 million at the Springfield system, $16.3 million at the Hilight system, and $9.2 million at the Anadarko-Operated Marcellus Interest systems. These decreases were partially offset by an increase of $110.2 million due to continued construction at the DBM complex and an increase of $22.7 million at the DBJV system. Maintenance capital expenditures increased by $14.2 million, primarily due to an increase at the DBM complex, partially offset by decreased expenditures at the Non-Operated Marcellus Interest and Springfield systems and the DJ Basin complex.
During the second quarter of 2016, we updated our estimated total capital expenditures for the year ending December 31, 2016, (including our 75% share of Chipeta’s capital expenditures and equity investments, but excluding acquisitions) from an originally reported $450 million to $490 million, to a range of $490 million to $530 million.

Historical cash flow. The following table and discussion present a summary of our net cash flows provided by (used in) operating activities, investing activities and financing activities:

	Nine Months Ended September 30,
thousands	2016	2015
Net cash provided by (used in):
Operating activities	$657,738	$596,893
Investing activities	(1,040,692)	(368,651)
Financing activities	429,368	(222,096)
Net increase in cash and cash equivalents	$46,414	$6,146

Operating Activities. Net cash provided by operating activities during the nine months ended September 30, 2016 and 2015, increased primarily due to the impact of changes in working capital items. Refer to Operating Results within this Item 2 for a discussion of our results of operations as compared to the prior periods.

Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2016, included the following:

•	$712.5 million of cash paid for the acquisition of Springfield;

•
$367.8 million of capital expenditures, net of $4.9 million of contributions in aid of construction costs from affiliates, primarily related to plant construction and expansion at the DBM and DJ Basin complexes and the DBJV system;

•	$4.0 million of cash paid for equipment purchases from Anadarko;

•	$16.6 million of distributions from equity investments in excess of cumulative earnings; and

•	$18.4 million of proceeds from property insurance claims attributable to the DBM outage.

Net cash used in investing activities for the nine months ended September 30, 2015, included the following:

•
$505.8 million of capital expenditures primarily related to the construction of Train IV at the DBM complex, continued construction of Lancaster Train II (within the DJ Basin complex) and expansion at the DBJV system;

•	$10.4 million of cash paid for equipment purchases from Anadarko;

•	$9.1 million of cash contributed to equity investments, primarily related to expansion projects at White Cliffs, TEP and FRP;

•	$3.5 million of cash paid for post-closing purchase price adjustments related to the DBM acquisition;

•	$146.7 million of net proceeds from the sale of the Dew and Pinnacle systems in East Texas; and

•	$12.4 million of distributions from equity investments in excess of cumulative earnings.

Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2016, included the following:

•	$600.0 million of borrowings under our RCF, which were used to fund a portion of the Springfield acquisition and for general partnership purposes, including funding capital expenditures;

•
$494.6 million of net proceeds from the 2026 Notes offering in July 2016, after underwriting and original issue discounts and offering costs, all of which was used to repay a portion of the outstanding borrowings under our RCF;

•	$440.0 million of net proceeds from the March 2016 Series A units issuance, all of which was used to fund a portion of the acquisition of Springfield;

•	$246.9 million of net proceeds from the April 2016 Series A units issuance, all of which was used to pay down amounts borrowed under our RCF in connection with the Springfield acquisition;

•	$25.0 million of net proceeds from the sale of common units to WGP, all of which was used to fund a portion of the acquisition of Springfield;

•	$34.8 million of capital contribution from Anadarko related to the above-market component of swap extensions;

•	$880.0 million of repayments of outstanding borrowing under our RCF;

•	$490.3 million of distributions paid to our unitholders;

•	$29.3 million of net distributions paid to Anadarko representing pre-acquisition intercompany transactions attributable to Springfield; and

•	$11.3 million of distributions paid to the noncontrolling interest owner of Chipeta.

Net cash used in financing activities for the nine months ended September 30, 2015, included the following:

•	$610.0 million of repayments of outstanding borrowings under our RCF;

•	$399.0 million of distributions paid to our unitholders;

•	$35.4 million of net distributions paid to Anadarko representing pre-acquisition intercompany transactions attributable to Springfield and DBJV;

•	$10.2 million of distributions paid to the noncontrolling interest owner of Chipeta;

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

•	$7.9 million of capital contribution from Anadarko related to the above-market component of swap extensions.

Debt and credit facility. At September 30, 2016, our debt consisted of $500.0 million aggregate principal amount of the 2021 Notes, $670.0 million aggregate principal amount of the 2022 Notes, $350.0 million aggregate principal amount of the 2018 Notes, $400.0 million aggregate principal amount of the 2044 Notes, $500.0 million aggregate principal amount of the 2025 Notes, $500.0 million aggregate principal amount of the 2026 Notes and $20.0 million of borrowings outstanding under our RCF. As of September 30, 2016, the carrying value of our outstanding debt was $2.9 billion. See Note 9—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Senior Notes. At September 30, 2016, we were in compliance with all covenants under the indentures governing our outstanding notes.
The 2026 Notes issued in July 2016 were offered at a price to the public of 99.796% of the face amount. Including the effects of the issuance and underwriting discounts, the effective interest rate of the 2026 Notes is 4.787%. Interest is paid semi-annually on January 1 and July 1 of each year. Proceeds (net of underwriting discount of $3.1 million, original issue discount and debt issuance costs) were used to repay a portion of the amount outstanding under the RCF.
In October 2016, we issued an additional $200.0 million in aggregate principal amount of 2044 Notes at a price to the public of 102.776% of the face amount plus accrued interest from October 1, 2016 to the settlement date. These notes were offered as additional notes under the indenture governing the 2044 Notes issued in March 2014 and are treated as a single class of securities with the 2044 Notes under such indenture. Proceeds (net of underwriting discount of $1.8 million and debt issuance costs and excluding accrued interest from October 1, 2016 to the settlement date) were used to repay amounts then outstanding under the RCF. The remaining proceeds will be used for general partnership purposes, including capital expenditures.

Revolving credit facility. As of September 30, 2016, we had $20.0 million of outstanding borrowings, $4.9 million in outstanding letters of credit and $1.18 billion available for borrowing under the RCF, which matures in February 2019. At September 30, 2016, the interest rate on the RCF was 1.82%, the facility fee rate was 0.20% and we were in compliance with all covenants under the RCF.
In April 2016, we repaid $250.0 million of outstanding borrowings under our RCF, $246.9 million of which was funded with the proceeds from the issuance of the April 2016 Series A units. See Note 4—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q. Additionally, in July 2016, we repaid $540.0 million of outstanding borrowings under our RCF, primarily with the proceeds from the issuance of the 2026 Notes. In October 2016, we repaid $20.0 million of outstanding borrowings under our RCF, with the proceeds from the offering of the new notes issued in October 2016.

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

Deferred purchase price obligation - Anadarko. The consideration to be paid for the acquisition of DBJV consists of a cash payment to Anadarko due on March 31, 2020. The cash payment will be equal to (a) eight multiplied by the average of our share in the Net Earnings (see definition below) of DBJV for the calendar years 2018 and 2019, less (b) our share of all capital expenditures incurred for DBJV between March 1, 2015, and February 29, 2020. Net Earnings is defined as all revenues less cost of product, operating expenses and property taxes, in each case attributable to DBJV on an accrual basis. As of the acquisition date, the estimated future payment obligation (based on management’s estimate of our share of forecasted Net Earnings and capital expenditures for DBJV) was $282.8 million, which had a net present value of $174.3 million, using a discount rate of 10%. During the nine months ended September 30, 2016, we recognized an aggregate $259.9 million decrease in the estimated future payment obligation, resulting in a net present value of $16.4 million for this obligation at September 30, 2016, calculated using a discounted cash flow model with a 10% discount rate. The reduction in the value of the deferred purchase price obligation is primarily due to revisions reflecting a decrease in our estimate of 2018 and 2019 Net Earnings and an increase in our estimate of aggregate capital expenditures to be incurred by DBJV through February 29, 2020. The accretion revision, which was recorded as a reduction to Interest expense, was $1.2 million and $12.1 million for the three and nine months ended September 30, 2016, respectively. Accretion expense was $4.3 million and $9.9 million for the three and nine months ended September 30, 2015, respectively. See Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Securities. We may issue an indeterminate amount of common units and various debt securities under our effective shelf registration statements on file with the SEC. We may issue common units under the $500.0 million COP, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of our offerings. As of September 30, 2016, we had the capacity to issue additional common units with an aggregate sales price of up to $441.8 million under the $500.0 million COP. See Note 4—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for a discussion of trades completed under the $500.0 million COP.
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

CONTRACTUAL OBLIGATIONS

Our contractual obligations include, among other things, a revolving credit facility, other third-party long-term debt, capital obligations related to our expansion projects and various operating leases. Refer to Note 9—Debt and Interest Expense and Note 10—Commitments and Contingencies in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for an update to our contractual obligations as of September 30, 2016, including, but not limited to, increases in committed capital.

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

Interest rate risk. Interest rates during the nine months ended September 30, 2016, were low compared to historic rates. In December 2015, while raising the target range for the federal funds rate from zero to between 1/4 to 1/2 percent, the Federal Open Market Committee signaled that further increases are likely over the medium term. Any such increases in the federal funds rate will ultimately result in an increase in our financing costs. As of September 30, 2016, we had $20.0 million of outstanding borrowings under our RCF (which bears interest at a rate based on LIBOR or, at our option, an alternative base rate). If interest rates rise, our future financing costs could increase. A 10% change in LIBOR would have resulted in a nominal change in net income (loss) and the fair value of the borrowings under the RCF at September 30, 2016.
We may incur additional variable-rate debt in the future, either under our RCF or other financing sources, including commercial bank borrowings or debt issuances.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer of the Partnership’s general partner (for purposes of this Item 4, “Management”) performed an evaluation of the Partnership’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, Management has concluded that the Partnership’s disclosure controls and procedures are effective as of September 30, 2016.

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

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three and nine months ended September 30, 2016, in connection with the quarterly distribution for the Class C units, we issued the following PIK Class C units to APC Midstream Holdings, LLC, a subsidiary of Anadarko and the holder of the Class C units:

thousands except unit amounts Quarters Ended	PIK Class C Units	Implied Fair Value	Date of Distribution
2015
December 31	323,584	$10,070	February 2016
2016
March 31	210,562	$10,356	May 2016
June 30	214,416	10,843	August 2016

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
4.13
Eighth Supplemental Indenture, dated as of July 12, 2016, among Western Gas Partners, LP, as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on July 12, 2016, File No. 001-34046).

4.14	Form of 4.650% Senior Notes due 2026 (incorporated by reference to Exhibit 4.2 to Western Gas Partners, LP’s Current Report on Form 8-K filed on July 12, 2016, File No. 001-34046).
4.15
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

November 2, 2016

/s/ Donald R. Sinclair
Donald R. Sinclair President and Chief Executive Officer Western Gas Holdings, LLC (as general partner of Western Gas Partners, LP)

November 2, 2016

/s/ Benjamin M. Fink
Benjamin M. Fink Senior Vice President, Chief Financial Officer and Treasurer Western Gas Holdings, LLC (as general partner of Western Gas Partners, LP)