Form 10-K
period 2016-12-31
Western Gas Partners LP
filed 2017-02-23
CIK 1414475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common units representing limited partner interests held by non-affiliates of the registrant was $3.9 billion on June 30, 2016, based on the closing price as reported on the New York Stock Exchange.

At February 21, 2017, there were 130,671,970 common units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

COMMONLY USED TERMS AND DEFINITIONS

Unless the context otherwise requires, references to “we,” “us,” “our,” the “Partnership” or “Western Gas Partners, LP” refer to Western Gas Partners, LP and its subsidiaries. As used in this Form 10-K, the terms and definitions below have the following meanings:
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
Barrel or Bbl: 42 U.S. gallons measured at 60 degrees Fahrenheit.
Bbls/d: Barrels per day.
Board of Directors or Board: The board of directors of our general partner.
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
DBJV: Delaware Basin JV Gathering LLC.
DBJV system: A gathering system and related facilities located in the Delaware Basin in Loving, Ward, Winkler and Reeves Counties in West Texas.
DBM: Delaware Basin Midstream, LLC.
DBM complex: The cryogenic processing plants, gas gathering system, and related facilities and equipment in West Texas that serve production from Reeves, Loving and Culberson Counties, Texas and Eddy and Lea Counties, New Mexico.
Delivery point: The point where hydrocarbons are delivered by a processor or transporter to a producer, shipper or purchaser, typically the inlet at the interconnection between the gathering or processing system and the facilities of a third-party processor or transporter.

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
Fitch: Fitch Ratings Inc.
Fort Union: Fort Union Gas Gathering, LLC.
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
Hydraulic fracturing: The injection of fluids into the wellbore to create fractures in rock formations, stimulating the production of oil or gas.
IDRs: Incentive distribution rights.
Imbalance: Imbalances result from (i) differences between gas and NGL volumes nominated by customers and gas and NGL volumes received from those customers and (ii) differences between gas and NGL volumes received from customers and gas and NGL volumes delivered to those customers.
Initial assets: The assets and liabilities of Anadarko Gathering Company LLC, Pinnacle Gas Treating LLC (sold by the Partnership in 2015) and MIGC, LLC, which Anadarko contributed to us concurrently with the closing of our IPO in May 2008.
IPO: Initial public offering.
Joule-Thompson (JT): A type of processing plant that uses the Joule-Thompson effect to cool natural gas by expanding the gas from a higher pressure to a lower pressure which reduces the temperature.
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
Moody’s: Moody’s Investors Service Inc.
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
Produced water: Byproduct associated with the production of crude oil and natural gas that often contains a number of dissolved solids and other materials found in oil and gas reservoirs.
RCF: Our senior unsecured revolving credit facility.
Receipt point: The point where hydrocarbons are received by or into a gathering system, processing facility or transportation pipeline.
Red Desert complex: The Patrick Draw processing plant, the Red Desert processing plant, associated gathering lines, and related facilities.
Refrigeration: A method of processing natural gas by reducing the gas temperature with the use of an external refrigeration system.
Rendezvous: Rendezvous Gas Services, LLC.
Residue: The natural gas remaining after the unprocessed natural gas stream has been processed or treated.
S&P: Standard and Poor’s Financial Services LLC.
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
Springfield system: The Springfield gas gathering system and Springfield oil gathering system.
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
WES LTIP: Western Gas Partners, LP 2008 Long-Term Incentive Plan.
WGP: Western Gas Equity Partners, LP.
WGP GP: Western Gas Equity Holdings, LLC, the general partner of WGP.
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
2022 Notes: Our 4.000% Senior Notes due 2022.
2025 Notes: Our 3.950% Senior Notes due 2025.
2026 Notes: Our 4.650% Senior Notes due 2026.
2044 Notes: Our 5.450% Senior Notes due 2044.
$125.0 million COP: The COP contemplated by the registration statement filed with the SEC in August 2012 authorizing the issuance of up to an aggregate of $125.0 million of our common units.
$500.0 million COP: The COP contemplated by the registration statement filed with the SEC in August 2014 authorizing the issuance of up to an aggregate of $500.0 million of our common units.

PART I

Items 1 and 2.  Business and Properties

GENERAL OVERVIEW

We are a growth-oriented Delaware MLP formed by Anadarko in 2007 to acquire, own, develop and operate midstream energy assets. We are engaged in the business of gathering, compressing, treating, processing and transporting natural gas, and gathering, stabilizing and transporting condensate, NGLs and crude oil. We are also currently constructing two produced-water disposal systems in West Texas, which are expected to be placed in service during the second quarter of 2017. We provide these midstream services for Anadarko, as well as for third-party producers and customers. Our common units are publicly traded on the NYSE under the symbol “WES.”
WGP, a Delaware MLP formed by Anadarko in September 2012, owns our general partner and a significant limited partner interest in us. WGP’s common units are publicly traded on the NYSE under the symbol “WGP.” WGP GP is a wholly owned subsidiary of Anadarko.

Available information. We electronically file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other documents with the SEC under the Exchange Act. From time to time, we may also file registration and related statements pertaining to equity or debt offerings.
We provide access free of charge to all of these SEC filings, as soon as reasonably practicable after filing or furnishing such materials with the SEC, on our website located at www.westerngas.com. The public may also read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The public may also obtain such reports from the SEC’s website at www.sec.gov.
Our Corporate Governance Guidelines, Code of Ethics for our Chief Executive Officer and Senior Financial Officers, Code of Business Conduct and Ethics and the charters of the Audit Committee and the Special Committee of our Board of Directors are also available on our website. We will also provide, free of charge, a copy of any of our governance documents listed above upon written request to our general partner’s corporate secretary at our principal executive office. Our principal executive offices are located at 1201 Lake Robbins Drive, The Woodlands, TX 77380-1046. Our telephone number is 832-636-6000.

OUR ASSETS AND AREAS OF OPERATION

As of December 31, 2016, our assets and investments consisted of the following:

	Owned and Operated	Operated Interests	Non-Operated Interests	Equity Interests
Gathering systems	11	4	5	2
Treating facilities	12	12	—	3
Natural gas processing plants/trains	20	5	—	2
NGL pipelines	2	—	—	3
Natural gas pipelines	5	—	—	—
Oil pipelines	—	1	—	1

These assets and investments are located in the Rocky Mountains (Colorado, Utah and Wyoming), North-central Pennsylvania and Texas. The following table provides information regarding our assets by geographic region, as of and for the year ended December 31, 2016, excluding Train VI at the DBM complex, which is currently under construction in West Texas (see Assets Under Development within these Items 1 and 2):

Area	Asset Type	Miles of Pipeline (1)	Approximate Number of Active Receipt Points (1)	Compression (HP) (1)	Processing or Treating Capacity (MMcf/d) (1)	Processing or Treating Capacity (MBbls/d) (1)	Average Gathering, Processing and Transportation Throughput (MMcf/d) (2)	Average Gathering, Treating and Transportation Throughput (MBbls/d) (3)
Rocky Mountains	Gathering, Processing and Treating	7,726	4,624	548,078	3,377	—	2,252	—
	Transportation	1,726	46	43,634	—	—	95	28
North-central Pennsylvania	Gathering	673	404	88,300	—	—	770	—
Texas	Gathering, Processing and Treating	1,980	891	432,804	1,260	284	903	87
	Transportation	1,175	13	40,895	—	—	—	69
Total		13,280	5,978	1,153,711	4,637	284	4,020	184

(1)	All system metrics are presented on a gross basis and include owned, rented and leased compressors at certain facilities. Includes horsepower associated with liquid pump stations.

(2)
Includes 100% of Chipeta throughput, 50% of Newcastle and DBJV system throughput, 50.1% of Springfield gas gathering throughput, 22% of Rendezvous throughput and 14.81% of Fort Union throughput, but excludes throughput related to the Hugoton system (44 MMcf/d for the ten months ended October 31, 2016) prior to its divestiture in October 2016 (see Acquisitions and Divestitures within these Items 1 and 2).

(3)
Represents total throughput measured in barrels, consisting of throughput on our Chipeta NGL pipeline and an NGL line at our Brasada complex, our 50.1% share of average Springfield oil gathering system throughput, our 10% share of average White Cliffs throughput, our 25% share of average Mont Belvieu JV throughput, our 20% share of average TEG and TEP throughput and our 33.33% share of average FRP throughput. See Properties below for further descriptions of these systems.

Our operations are organized into a single operating segment that engages in gathering, compressing, treating, processing and transporting natural gas, and gathering, stabilizing and transporting condensate, NGLs and crude oil. We are also currently constructing two produced-water disposal systems in West Texas, which are expected to be placed in service during the second quarter of 2017. We provide these services for Anadarko and third-party producers and customers in the United States. See Part II, Item 8 of this Form 10-K for disclosure of revenues, profits and total assets for the years ended December 31, 2016, 2015 and 2014.

ACQUISITIONS AND DIVESTITURES

Acquisitions. On March 14, 2016, we acquired Anadarko’s interest in Springfield, which owns a 50.1% interest in oil and natural gas gathering systems located in Dimmit, La Salle, Maverick and Webb Counties in South Texas for $750.0 million. We financed the cash portion of the acquisition through: (i) borrowings of $247.5 million under our RCF, (ii) the issuance of 835,841 of our common units to WGP and (iii) the issuance of Series A Preferred units to private investors. See Note 4—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for further information regarding the Series A Preferred units.

Divestitures. In October 2016, the Hugoton system, located in Southwest Kansas and Oklahoma, was sold to a third party, resulting in a net loss on sale of $12.0 million recorded as Gain (loss) on divestiture and other, net in the consolidated statements of operations. See Note 14—Subsequent Events in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Presentation of Partnership assets. The term “Partnership assets” refers to the assets owned and interests accounted for under the equity method (see Note 9—Equity Investments in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K) by us as of December 31, 2016. Because Anadarko controls us through its control of WGP, which owns the entire interest in our general partner, each of our acquisitions of Partnership assets from Anadarko has been considered a transfer of net assets between entities under common control. As such, the Partnership assets we acquired from Anadarko were initially recorded at Anadarko’s historic carrying value, which did not correlate to the total acquisition price paid by us (see Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K). Further, after an acquisition of Partnership assets from Anadarko, we may be required to recast our financial statements to include the activities of such Partnership assets from the date of common control.

EQUITY OFFERINGS

$500 million COP. We issued no common units under the $500.0 million COP during the year ended December 31, 2016.

Series A Preferred units. In March 2016, we issued the March 2016 Series A units to private investors for a cash purchase price of $32.00 per unit, generating proceeds of $440.0 million (net of fees and expenses, but including a 2.0% transaction fee paid to the private investors), which were used to fund a portion of the Springfield acquisition. In April 2016, we issued the April 2016 Series A units pursuant to the full exercise of an option granted in connection with the March 2016 Series A units issuance, generating net proceeds of $246.9 million, which were used to pay down amounts borrowed under our RCF in connection with the Springfield acquisition. See Note 4—Equity and Partners’ Capital and Note 12—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

STRATEGY

Our primary business objective is to continue to increase our cash distributions per unit over time. To accomplish this objective, we intend to execute the following strategy:

•
Capitalizing on organic growth opportunities. We expect to grow certain of our systems organically over time by meeting Anadarko’s and our other customers’ midstream service needs that result from their drilling activity in our areas of operation. We continually evaluate economically attractive organic expansion opportunities in existing or new areas of operation that allow us to leverage our infrastructure, operating expertise and customer relationships to meet new or increased demand of our services.

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

•
Maintaining investment grade metrics. We intend to operate at appropriate leverage and distribution coverage levels in line with other partnerships in our sector that maintain investment grade credit ratings. By maintaining investment grade credit metrics, in part through staying within leverage ratios appropriate for investment-grade partnerships, we believe that we will be able to pursue strategic acquisitions and large growth projects at a lower cost of fixed-income capital, which would enhance our accretion and overall return.

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

•
Commodity price and volumetric risk mitigation. Our cash flows are relatively protected from fluctuations caused by commodity price volatility due to (i) the approximately 94% of our Adjusted gross margin attributable to long-term, fee-based agreements and (ii) the commodity price swap agreements that limit our exposure to commodity price changes with respect to a majority of our percent-of-proceeds and keep-whole contracts. For the year ended December 31, 2016, 99% of our Adjusted gross margin was derived from either long-term, fee-based contracts or from percent-of-proceeds or keep-whole agreements that were hedged with commodity price swap agreements. See How We Evaluate Our Operations under Part II, Item 7 of this Form 10-K. On December 1, 2016, we renewed our commodity price swap agreements with Anadarko for the DJ Basin complex and the MGR assets through December 31, 2017. See Risk Factors under Part I, Item 1A and Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K. In addition, we mitigate volumetric risk by entering into contracts with cost of service or demand charge structures. For the year ended December 31, 2016, and excluding throughput measured in barrels, 54% of our throughput was subject to demand charges and 27% of our throughput was contracted under a cost of service model.

•
Liquidity to pursue expansion and acquisition opportunities. We believe our operating cash flows, borrowing capacity, long-term relationships and reasonable access to debt and equity capital markets provide us with the liquidity to competitively pursue acquisition and expansion opportunities and to execute our strategy across capital market cycles. As of December 31, 2016, we had no outstanding borrowings under our RCF and $4.9 million in outstanding letters of credit issued under our $1.2 billion RCF.

•
Substantial presence in basins with historically strong producer economics. Certain of our systems are in areas, such as the Delaware and DJ Basins, and the Eagleford shale, which have historically seen robust producer activity and are considered to have some of the most favorable producer returns for onshore North America. Our assets in these areas serve production where the hydrocarbons contain not only natural gas, but also oil, condensate and NGLs. In addition, our interest in the Anadarko-Operated Marcellus gathering systems serve dry gas production from the Marcellus shale, which is considered to have some of the most abundant low-cost, dry gas reserves due to the overall scale and quality of the underlying resource. See Properties below for further asset descriptions and Note 14—Subsequent Events in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

•
Well-positioned and well-maintained assets. We believe that our asset portfolio, which is located in geographically diverse areas of operation, provides us with opportunities to expand and attract additional volumes to our systems from multiple productive reservoirs. Moreover, our portfolio consists of high-quality, well-maintained assets for which we have implemented modern processing, treating, measurement and operating technologies.

•
Consistent track record of accretive acquisitions. Since our IPO in 2008, our management team has successfully executed eleven related-party acquisitions and six third-party acquisitions, with an aggregate value of $5.6 billion (inclusive of the forecasted cash payment of $56.5 million for the acquisition of DBJV in March 2020, see Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K). Our management team has demonstrated its ability to identify, evaluate, negotiate, consummate and integrate strategic acquisitions and expansion projects, and it intends to use its experience and reputation to continue to grow the Partnership through accretive acquisitions, focusing on opportunities to improve throughput volumes and cash flows.

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
For the year ended December 31, 2016, production owned or controlled by Anadarko represented (i) 37% of our natural gas gathering, treating and transportation throughput (excluding equity investment throughput), (ii) 54% of our natural gas processing throughput (excluding equity investment throughput), and (iii) 65% of our crude/NGL gathering, treating and transportation throughput (excluding equity investment throughput). In addition, with respect to the Wattenberg, Haley, Helper and Clawson gathering systems, Anadarko has made dedications to us that will continue to expand as long as additional wells are connected to these gathering systems. In executing our growth strategy, which includes acquiring and constructing additional midstream assets, we use the significant experience of Anadarko’s management team.
As of December 31, 2016, WGP held 50,132,046 of our common units, representing a 29.9% limited partner interest in us, and, through its ownership of our general partner, indirectly held 2,583,068 general partner units, representing a 1.5% general partner interest in us, and 100% of our IDRs. As of December 31, 2016, other subsidiaries of Anadarko collectively held 2,011,380 common units and 12,358,123 Class C units, representing an aggregate 8.6% limited partner interest in us. As of December 31, 2016, the public held 78,528,544 common units, representing a 46.9% limited partner interest in us and private investors held 21,922,831 Series A Preferred units, representing a 13.1% limited partner interest in us.
We have commodity price swap agreements with Anadarko to mitigate exposure to a majority of the commodity price risk inherent in our percent-of-proceeds and keep-whole contracts at the DJ Basin complex and the MGR assets. These commodity price swap agreements are set to expire in December 2017. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
In connection with our IPO, we entered into an omnibus agreement with Anadarko and our general partner that governs our relationship with Anadarko regarding certain reimbursement and indemnification matters. Although we believe our relationship with Anadarko provides us with a significant advantage in the midstream energy sector, it is also a source of potential conflicts. For example, neither Anadarko nor WGP is restricted from competing with us. Given Anadarko’s significant indirect economic interest in us through its ownership of WGP, we believe it will be in Anadarko’s best economic interest for it to transfer additional assets to us over time. However, Anadarko continually evaluates acquisitions and divestitures and may elect to acquire, construct or dispose of midstream assets in the future without offering us the opportunity to participate in such transactions. For example, on December 21, 2016, Anadarko announced it had agreed to sell its operated midstream assets in the Marcellus shale to a third party. Should Anadarko choose to pursue additional midstream asset sales, it is under no contractual obligation to offer assets or business opportunities to us, nor are we obligated to participate in any such opportunities. We cannot state with any certainty which, if any, opportunities to acquire additional assets from Anadarko may be made available to us or if we will elect, or will have the ability, to pursue any such opportunities. See Risk Factors under Part I, Item 1A and Certain Relationships and Related Transactions, and Director Independence under Part III, Item 13 of this Form 10-K for more information.

INDUSTRY OVERVIEW

The midstream industry is the link between the exploration for and production of natural gas, NGLs, and crude oil and the delivery of the resulting hydrocarbon components to end-use markets. Operators within this industry create value at various stages along the midstream value chain by gathering production from producers at the wellhead, separating the produced hydrocarbons into various components and delivering these components to end-use markets, and where applicable, gathering and disposing of produced water.
The following diagram illustrates the primary groups of assets found along the midstream value chain:

Natural Gas Midstream Services

Midstream companies provide services with respect to natural gas that are generally classified into the categories described below.

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

•
Stabilization. Stabilization is a process that separates the heavier hydrocarbons (which also serve as valuable commodities) that are sometimes found in natural gas, typically referred to as “liquids-rich” natural gas, from the lighter components by using a distillation process or by reducing the pressure and letting the more volatile components flash.

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

•
Processing. The principal components of natural gas are methane and ethane, but most natural gas also contains varying amounts of heavier NGLs and contaminants, such as water and carbon dioxide, sulfur compounds, nitrogen or helium. Natural gas is processed to remove unwanted contaminants that would interfere with pipeline transportation or use of the natural gas and to separate those hydrocarbon liquids from the gas that have higher value as NGLs. The removal and separation of individual hydrocarbons through processing is possible due to differences in weight, boiling point, vapor pressure and other physical characteristics.

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

Crude Oil Midstream Services

Midstream companies provide services with respect to crude oil that are generally classified into the categories described below.

•
Gathering. Crude oil gathering assets provide the link between crude oil production gathered at the well site or nearby collection points and crude oil terminals, storage facilities, long-haul crude oil pipelines and refineries. Crude oil gathering assets generally consist of a network of small-diameter pipelines that are connected directly to the well site or central receipt points and deliver into large-diameter trunk lines. To the extent there are not enough volumes to justify construction of or connection to a pipeline system, crude oil can also be trucked from a well site to a central collection point.

•
Stabilization. Crude oil stabilization assets process crude oil to meet vapor pressure specifications. Crude oil delivery points, including crude oil terminals, storage facilities, long-haul crude oil pipelines and refineries, often have specific requirements for vapor pressure and temperature, and for the amount of sediment and water that can be contained in any crude oil delivered to them.

Produced Water Midstream Services

The services provided by us and other midstream companies with respect to produced water are generally classified into the categories described below.

•
Gathering. Produced water often accounts for the largest byproduct stream associated with production of crude oil and natural gas. Produced water gathering assets provide the link between well sites or nearby collection points and disposal facilities.

•
Disposal. As a byproduct of crude oil and natural gas production, produced water must be recycled or disposed of in order to maintain production. Produced water disposal wells and related facilities remove hydrocarbon products and other sediments from the produced water in compliance with applicable regulations and re-inject it into an underground formation.

Typical Contractual Arrangements

Midstream services, other than transportation, are usually provided under contractual arrangements that vary in the amount of commodity price risk they carry. Three typical contract types, or combinations thereof, are described below:

•
Fee-based. Under fee-based arrangements, the service provider typically receives a fee for each unit of (i) natural gas, NGLs, or crude oil gathered, treated, processed and/or transported, or (ii) produced water disposed of, at its facilities. As a result, the price per unit received by the service provider does not vary with commodity price changes, minimizing the service provider’s direct commodity price risk exposure.

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

The above midstream services, as well as the transportation of natural gas, NGLs and crude oil, can be performed on a firm or interruptible basis, as described below:

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

PROPERTIES

The following sections describe in more detail the services provided by our assets in our areas of operation as of December 31, 2016.

GATHERING, PROCESSING AND TREATING

Overview - Rocky Mountains - Wyoming

Location	Asset	Type	Processing / Treating Plants	Processing / Treating Capacity (MMcf/d)	Compressors	Compression Horsepower	Gathering Systems	Pipeline Miles
Northeast Wyoming	Bison	Treating	3	450	9	14,620	—	—
Northeast Wyoming	Fort Union (1)	Gathering & Treating	3	295	3	5,454	1	315
Northeast Wyoming	Hilight	Gathering & Processing	2	60	40	41,919	1	1,497
Northeast Wyoming	Newcastle (1)	Gathering & Processing	1	3	6	2,660	1	188
Southwest Wyoming	Granger complex (2)	Gathering & Processing	4	500	44	48,617	1	834
Southwest Wyoming	Red Desert complex (3)	Gathering & Processing	1	125	33	58,129	1	1,122
Southwest Wyoming	Rendezvous (4)	Gathering	—	—	5	7,485	1	338
Total			14	1,433	140	178,884	6	4,294

(1)	We have a 14.81% interest in Fort Union and a 50% interest in Newcastle.

(2)	The Granger complex includes the “Granger straddle plant,” a refrigeration processing plant.

(3)	The Red Desert complex includes the Red Desert cryogenic processing plant, which is currently inactive, and the Patrick Draw cryogenic processing plant.

(4)	We have a 22% interest in the Rendezvous gathering system, which is operated by a third party.

Northeast Wyoming

Bison treating facility

•
Customers. Throughput at the Bison treating facility was from two third party customers for the year ended December 31, 2016. The largest customer provided 78% of the throughput during the year ended December 31, 2016.

•
Supply and delivery points. The Bison treating facility treats and compresses gas from coal-bed methane wells in the Powder River Basin of Wyoming. The Bison treating facility is directly connected to Fort Union’s pipeline and the Bison pipeline operated by TransCanada Corporation.

Fort Union gathering system and treating facility

•
Customers. Western Gas Wyoming, L.L.C., Copano Pipelines/Rocky Mountains, LLC, Crestone Powder River LLC and Powder River Midstream, LLC hold a majority of the firm capacity on the Fort Union system. To the extent capacity on the system is not used by these customers, it is available to third parties under interruptible agreements.

•
Supply. Substantially all of Fort Union’s gas supply is comprised of coal-bed methane volumes that are either produced or gathered by the customers noted above and their affiliates throughout the Powder River Basin. The Fort Union customers noted above gather gas for delivery to Fort Union under contracts with acreage dedications from multiple producers in the heart of the basin and from the coal-bed methane producing area near Sheridan, Wyoming.

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

Hilight gathering system and processing plant

•
Customers. Gas gathered and processed through the Hilight system is from numerous third-party customers, with the six largest producers providing 79% of the system throughput during the year ended December 31, 2016.

•	Supply. The Hilight gathering system serves the gas gathering needs of several conventional producing fields in Johnson, Campbell, Natrona and Converse Counties, Wyoming.

•
Delivery points. The Hilight plant delivers residue into our MIGC transmission line (see Transportation within these Items 1 and 2). Hilight is not connected to an active NGL pipeline, resulting in all fractionated NGLs being sold locally through truck and rail loading facilities.

Newcastle gathering system and processing plant

•
Customers. Gas gathered and processed through the Newcastle system is from 11 third-party customers, with the largest three producers providing 79% of the system throughput during the year ended December 31, 2016. The largest producer provided 48% of the throughput during the year ended December 31, 2016.

•
Supply. The Newcastle gathering system and plant primarily service gas production from the Clareton and Finn-Shurley fields in Weston County, Wyoming. Due to infill drilling and enhanced production techniques, producers have continued to maintain production levels.

•
Delivery points. Propane products from the Newcastle plant are typically sold locally by truck, and the butane/gasoline mix products are transported to the Hilight plant for further fractionation. Residue from the Newcastle system is delivered into Black Hills Corporation’s intrastate pipeline for transport, distribution and sale.

Southwest Wyoming

Granger gathering system and processing complex

•	Customers. For the year ended December 31, 2016, 89% of the Granger complex throughput was from five third-party customers and 2% was from Anadarko.

•	Supply. The Granger complex is supplied by the Moxa Arch and the Jonah and Pinedale Anticline fields. The Granger gas gathering system had 593 active receipt points as of December 31, 2016.

•	Delivery points. The residue from the Granger complex can be delivered to the following major pipelines:

◦	CIG;

◦	Berkshire Hathaway Energy’s Kern River pipeline (“Kern River pipeline”) via a connect with Tesoro Logistics LP’s (“Tesoro”) Rendezvous pipeline (“Rendezvous pipeline”);

◦	Questar Pipeline Company’s pipeline (“Questar pipeline”);

◦	Questar Overthrust Pipeline;

◦	The Williams Companies, Inc.’s Northwest Pipeline (“NWPL”);

◦	our OTTCO pipeline; and

◦	our Mountain Gas Transportation LLC pipeline.

The NGLs have market access to Enterprise Products Partners LP’s (“Enterprise”) Mid-America Pipeline Company pipeline (“MAPL”), which terminates at Mont Belvieu, Texas, as well as to local markets.

Red Desert gathering system and processing complex

•	Customers. For the year ended December 31, 2016, 61% of the Red Desert complex throughput was from six third-party customers and 7% was from Anadarko.

•
Supply. The Red Desert complex gathers, compresses, treats and processes natural gas and fractionates NGLs produced from the eastern portion of the Greater Green River Basin, providing service primarily to the Red Desert and Washakie Basins.

•	Delivery points. Residue from the Red Desert complex is delivered to CIG and WIC, while NGLs are delivered to MAPL, as well as to truck and rail loading facilities.

Rendezvous gathering system

•
Customers. Tesoro and Anadarko are the only firm customers on the Rendezvous gathering system. To the extent capacity on the system is not used by those customers, it is available to third parties under interruptible agreements.

•
Supply and delivery points. The Rendezvous gathering system provides high pressure gathering service for gas from the Jonah and Pinedale Anticline fields and delivers to our Granger plant, as well as Tesoro’s Blacks Fork gas processing plant, which connects to the Questar pipeline, NWPL and the Kern River pipeline via the Rendezvous pipeline.

Overview - Rocky Mountains - Colorado and Utah

Location	Asset	Type	Processing / Treating Plants	Processing / Treating Capacity (MMcf/d)	Compressors	Compression Horsepower	Gathering Systems	Pipeline Miles
Colorado	DJ Basin complex (1)	Gathering, Processing & Treating	9	919	118	264,044	2	3,205
Utah	Chipeta (2)	Processing	4	980	18	84,007	—	—
Utah	Clawson	Gathering & Treating	2	20 (3)	5	6,310	1	31
Utah	Helper	Gathering & Treating	3	25 (3)	11	13,475	1	130
Total			18	1,944	152	367,836	4	3,366

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

Rocky Mountains - Colorado

Colorado
Jackson
Larimer
Weld
Logan
Morgan
Grand
Boulder
Gilpin
DJ Basin
Adams
Washington
Clear Creek
Jefferson
Eagle
Summit
Arapahoe
COLORADO
Legend
Gathering System
Processing/Treating
Elbert
Douglas
Park
Lake

DJ Basin gathering system, treating facility and processing complex

•
Customers. Anadarko is the largest customer with 70% of the DJ Basin complex throughput for the year ended December 31, 2016. The balance of the throughput was from various third-party customers, with the largest providing 15% of the throughput.

•
Supply. There were 2,598 active receipt points connected to the DJ Basin complex as of December 31, 2016. The DJ Basin complex is primarily supplied by the Wattenberg field, in which Anadarko controls 749,000 gross acres. Anadarko drilled 97 wells and completed 204 wells during the year ended December 31, 2016.

•	Delivery points. As of December 31, 2016, the DJ Basin complex had the following delivery points for gas not processed within the DJ Basin complex:

◦	Anadarko’s Wattenberg plant inlet; and

◦	Various interconnections with DCP Midstream LP’s (“DCP”) gathering and processing system.

The DJ Basin complex is connected to CIG and Xcel Energy’s residue pipelines for natural gas residue takeaway and to Overland Pass Pipeline Company LLC’s pipeline and FRP’s pipeline for NGL takeaway. In addition, the NGL fractionator at the Platte Valley plant and associated truck-loading facility provides access to local NGL markets.

Rocky Mountains - Utah

Utah
Utah
Wasatch
Duchesne
Helper
Chipeta
Uintah
Carbon
Clawson
Sanpete
Millard
UTAH
Grand
Emery
Sevier
Legend
Gathering System
Processing/Treating

Chipeta processing complex

•
Customers. Anadarko is the largest customer at Chipeta with 77% of the system throughput for the year ended December 31, 2016. The balance of throughput during the year ended December 31, 2016 was from 9 third-party customers.

•
Supply. The Chipeta complex is well positioned to access Anadarko and third-party production in the Uinta Basin where Anadarko controls 255,000 gross acres. Chipeta’s inlet is connected to Anadarko’s Natural Buttes gathering system, the Questar pipeline and Three Rivers Gathering, LLC’s system, which is owned by Ute Energy and another third party.

•
Delivery points. The Chipeta plant delivers NGLs to MAPL, which provides transportation through Enterprise’s Seminole pipeline (“Seminole pipeline”) and TEP’s pipeline in West Texas and ultimately to the NGL fractionation and storage facilities in Mont Belvieu, Texas. The Chipeta plant has residue gas delivery points through the following pipelines delivering to markets throughout the Rockies and Western United States:

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

•
Supply. The Helper and the Cardinal Draw fields are Anadarko-operated coal-bed methane developments on the southwestern edge of the Uinta Basin that produce from the Ferron Coal play. Anadarko owns 19,000 gross acres in the Helper field and 16,000 gross acres in the Cardinal Draw field.

•
Delivery points. The Helper gathering system delivers into the Questar pipeline. The Questar pipeline provides transportation to regional markets in Wyoming, Colorado and Utah and also delivers into the Kern River pipeline, which provides transportation to markets in the Western United States, primarily California.

Overview - North-central Pennsylvania

Steuben
Chemung
Tioga
Broome
NEW YORK
Delaware
Pennsylvania
Bradford
Non-Operated Marcellus
(33.75% interest)
Susquehanna
Wayne
Lycoming
Wyoming
Sullivan
Lackawanna
Pike
PENNSYLVANIA
Luzerne
Anadarko-Operated Marcellus
(33.75% interest)
Clinton
Monroe
Union
Montour
Columbia
Centre
Legend
Gathering System

Location	Asset	Type	Compressors	Compression Horsepower	Gathering Systems	Pipeline Miles
North-central Pennsylvania	Non-Operated Marcellus (1)	Gathering	31	81,400	2	531
North-central Pennsylvania	Anadarko-Operated Marcellus (2)	Gathering	5	6,900	3	142
Total			36	88,300	5	673

(1)	WES owns a 33.75% interest in the Non-Operated Marcellus Interest gathering systems, with a third party serving as the operator.

(2)	WES owns a 33.75% interest in the Anadarko-Operated Marcellus Interest gathering systems, with Anadarko serving as the operator.

Marcellus gathering systems

•
Customers. As of December 31, 2016, in addition to Anadarko, the Non-Operated Marcellus Interest gathering systems had seven priority shippers on its Rome gathering system and eight priority shippers on its Liberty gathering system. Also as of December 31, 2016, in addition to Anadarko, the Anadarko-Operated Marcellus Interest gathering systems had six priority shippers. For the year ended December 31, 2016, Anadarko represented 18% and 43% of throughput on the Non-Operated Marcellus Interest gathering systems and the Anadarko-Operated Marcellus Interest gathering systems, respectively. Capacity not used by priority shippers is available to third parties.

•
Supply and delivery points. As of December 31, 2016, Anadarko had a working interest in over 533,000 gross acres within the Marcellus shale. On December 21, 2016, Anadarko announced it had agreed to sell its operated and non-operated upstream assets and operated midstream assets (excluding the Partnership’s interests) in the Marcellus shale to a third party, including approximately 195,000 net acres. The transaction is expected to close in the first quarter of 2017, subject to standard closing conditions and adjustments. The Non-Operated Marcellus Interest gathering systems have access to Transcontinental Gas Pipeline Company, LLC’s pipeline (“TRANSCO”), Tennessee Gas Pipeline Company, LLC’s pipeline and Millennium Pipeline Company, LLC’s pipeline. The Anadarko-Operated Marcellus Interest gathering systems have access to TRANSCO.

Overview - Texas

Location	Asset	Type	Processing / Treating Plants	Processing / Treating Capacity (MMcf/d)	Processing / Treating Capacity (MBbls/d)	Compressors (1)	Compression Horsepower (1)	Gathering Systems	Pipeline Miles
East Texas	Mont Belvieu JV (2)	Processing	2	—	170	—	—	—	—
South Texas	Brasada complex	Gathering, Processing & Treating	3	200	15	14	30,450	1	57
South Texas	Springfield system (3)	Gathering and Treating	3	—	75	107	172,216	2	811
West Texas	Haley	Gathering	—	—	—	10	15,300	1	178
West Texas	DBM complex (4)	Gathering, Processing & Treating	5	700	18	84	149,000	1	357
West Texas	DBJV system (5)	Gathering & Treating	9	360	6	50	65,838	1	577
Total			22	1,260	284	265	432,804	6	1,980

(1)	Includes owned, rented and leased compressors and compression horsepower.

(2)	We own a 25% interest in the Mont Belvieu JV, which owns two NGL fractionation trains. A third party serves as the operator.

(3)	We own a 50.1% interest in the Springfield system and serve as the operator.

(4)	Excludes 1,400 gpm of amine treating capacity at the DBM complex. Train VI is currently under construction. See Assets Under Development below.

(5)	We own a 50% interest in the DBJV system and serve as the operator.

East Texas

Texas
TEXAS
Burleson
Grimes
San Jacinto
Montgomery
Liberty
Washington
Bastrop
Mont Belvieu JV
(25% Interest)
Austin
Fayette
Waller
Harris
Colorado
Fort Bend
Lavaca
Wharton
Brazoria
Legend
Processing/Treating

Mont Belvieu JV fractionation trains

•
Customers. The Mont Belvieu JV does not directly contract with customers, but rather is allocated volumes from Enterprise based on the available capacity of the other trains at Enterprise’s NGL fractionation complex in Mont Belvieu, Texas.

•
Supply and delivery points. Enterprise receives volumes at its fractionation complex in Mont Belvieu, Texas via a large number of pipelines that terminate there, including the Seminole pipeline, Skelly-Belvieu Pipeline Company, LLC’s pipeline, TEP and Enterprise’s Panola Pipeline, in which Anadarko has a 15% equity interest. Individual NGLs are delivered to end users either through customer-owned pipelines that are connected to nearby petrochemical plants or via export terminal.

South Texas

Uvalde
Medina
Bexar
Gonzales
Texas
Zavala
Frio
Atascosa
Brasada
TEXAS
Dimmit
La Salle
McMullen
Live Oak
Goliad
Bee
Springfield
Webb
Duva
Jim
Legend
Gathering System
Processing/Treating

On January 12, 2017, Anadarko announced it agreed to sell its Eagleford shale upstream assets to third parties, including approximately 155,000 net acres. The transaction is expected to close in the first quarter of 2017, subject to customary closing conditions and adjustments.

Brasada gathering system, stabilization and treating facility and processing complex

•	Customers. Anadarko provides 100% of the throughput to the Brasada complex. Anadarko delivers gas and NGLs to the plant on behalf of itself and its upstream joint interest owners.

•
Supply. Brasada is supplied from Anadarko’s production in the Eagleford shale, in which Anadarko controlled 345,000 gross acres. As noted above, in January 2017, Anadarko announced the sale of its Eagleford shale upstream assets to third parties.

•
Delivery points. The facility delivers residue gas into the Eagle Ford Midstream system operated by NET Midstream, LLC. It delivers stabilized condensate into Plains All American Pipeline and NGLs into the South Texas NGL Pipeline System operated by Enterprise.

Springfield gathering system, stabilization facility and storage

•
Customers. Anadarko’s production represented 49% of the Springfield gas gathering system’s throughput, and 47% of the Springfield oil gathering system’s throughput for the year ended December 31, 2016. The remaining throughput was attributable to three third-party producers for the gas gathering system and the oil gathering system.

•
Supply. Supply of gas and oil comes from Anadarko’s production in the Eagleford shale, in which Anadarko controlled 345,000 gross acres. As noted above, in January 2017, Anadarko announced the sale of its Eagleford shale upstream assets to third parties.

•
Delivery points. The gas gathering system delivers rich gas to our Brasada complex and to processing plants operated by Enterprise, Energy Transfer Partners, LP (“ETP”) and Kinder Morgan, Inc. The oil gathering system has delivery points to Plains All American Pipeline, Kinder Morgan, Inc.’s Double Eagle Pipeline, Hilcorp Energy Company’s Harvest Pipeline and NuStar Energy’s Pipeline.

West Texas

Haley gathering system

•
Customers. Anadarko’s production represented 83% of the Haley gathering system’s throughput for the year ended December 31, 2016. The remaining throughput was attributable to two third-party producers.

•	Supply. As of December 31, 2016, Anadarko held an interest in over 580,000 gross acres in the greater Delaware Basin, a portion of which is gathered by the Haley gathering system.

•
Delivery points. The Haley gathering system provides both lean and rich gas gathering service. The lean service delivery point is into Enterprise GC, LLC’s pipeline for ultimate delivery into ETP’s Oasis pipeline (the “Oasis pipeline”). The rich service system delivery point is into a high pressure gathering line (the “Avalon Express pipeline”), which is part of our DBJV system. The Avalon Express pipeline can deliver gas into either the Bone Spring Gas Processing plant (the “Bone Spring plant”) or the Mi Vida Gas Processing plant (the “Mi Vida plant”), both of which are partially owned by Anadarko. Downstream pipelines at the plant tailgates include the Oasis and Transwestern pipelines at the Bone Spring plant and the Oasis pipeline at the Mi Vida plant. These downstream pipelines provide transportation to both the Waha Hub and Houston Ship Channel markets.

DBM gathering system, treating facility and processing complex. The DBM complex includes 700 MMcf/d of cryogenic processing capacity, 1,400 gpm of amine treating capacity and a 357-mile rich gas gathering system, which has both high and low pressure segments. See Assets Under Development within these Items 1 and 2.

•
Customers. Gas gathered and processed through the DBM complex is primarily from third-party producers, with the three largest producers providing 46% of the system throughput for the year ended December 31, 2016.

•
Supply. Supply of gas and NGLs for the complex comes from production from the Delaware Sands, Avalon Shale, Bone Spring and Wolfcamp formations in the Delaware Basin portion of the Permian Basin. Anadarko holds an interest in over 580,000 gross acres within the Delaware Basin.

•
Delivery points. Residue gas produced at the facility is delivered to an interconnect with the El Paso Natural Gas pipeline. NGL production is delivered into both the Sand Hills pipeline and Lone Star NGL LLC’s pipeline.

DBJV gathering and treating facility. The DBJV gathering system consists of 577 miles of low pressure and high pressure gas gathering lines located in Loving, Ward, Winkler and Reeves Counties, Texas.

•	Customers. Anadarko’s production represented 80% of the DBJV system’s throughput for the year ended December 31, 2016. The remaining throughput was attributable to one third-party producer.

•	Supply. The system gathers lean Penn gas, as well as liquids-rich Bone Spring, Avalon and Wolfcamp gas.

•
Delivery points. Avalon, Bone Spring and Wolfcamp gas is dehydrated, compressed and delivered to both the Bone Spring plant and the Mi Vida plant for processing, while lean Penn gas is delivered into Enterprise GC, LP’s pipeline. Residue gas from the Bone Spring and Mi Vida plants is delivered into the Oasis pipeline or Transwestern pipeline.

TRANSPORTATION

Overview

Location	Asset	Type	Compressors / Pump Stations	Operational Horsepower	Pipeline Miles
Northeast Wyoming	MIGC (1)	Gas	3	6,660	240
Southwest Wyoming	OTTCO	Gas	1	3,174	217
Utah	GNB NGL (1)	NGL	—	—	32
Colorado, Kansas, Oklahoma	White Cliffs (1) (2)	Oil	24	33,800	1,054
Colorado, Oklahoma, Texas	FRP (1) (3)	NGL	6	12,000	447
Texas, Oklahoma	TEG (3)	NGL	19	1,895	117
Texas	TEP (1) (3)	NGL	12	27,000	593
Texas	Ramsey Residue Lines (1)	Gas	—	—	18
Total			65	84,529	2,718

(1)	MIGC, GNB NGL, White Cliffs, FRP, TEP and the Ramsey Residue Lines (at the DBM complex) are regulated by FERC.

(2)	We own a 10% interest in the White Cliffs pipeline, which is operated by a third party.

(3)	We own a 20% interest in TEG and TEP and a 33.33% interest in FRP. All three systems are operated by third parties.

Rocky Mountains - Northeast Wyoming

MIGC transportation system

•
Customers. Anadarko is the largest firm shipper on the MIGC system, with 89% of the throughput for the year ended December 31, 2016. The remaining throughput on the MIGC system was from 16 third-party shippers. MIGC is certificated for 175 MMcf/d of firm transportation capacity.

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

Rocky Mountains - Southwest Wyoming

OTTCO transportation system

•
Customers. For the year ended December 31, 2016, 11% of OTTCO’s throughput was from Anadarko. The remaining throughput on the OTTCO transportation system was from two third-party shippers. Revenues on the OTTCO transportation system are generated from contract demand charges and volumetric fees paid by shippers under firm and interruptible gas transportation agreements.

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

Rocky Mountains - Utah

GNB NGL pipeline

•	Customers. Anadarko was the only shipper on the GNB NGL pipeline for the year ended December 31, 2016.

•	Supply. The GNB NGL pipeline receives NGLs from Chipeta’s gas processing facility and Tesoro’s Stagecoach/Iron Horse gas processing complex.

•
Delivery points. The GNB NGL pipeline delivers NGLs to MAPL, which provides transportation through the Seminole pipeline and TEP in West Texas, and ultimately to NGL fractionation and storage facilities in Mont Belvieu, Texas.

Rocky Mountains - Colorado

White Cliffs pipeline

•
Customers. The White Cliffs pipeline had multiple committed shippers, including Anadarko, during the year ended December 31, 2016. In addition, other parties may ship on the White Cliffs pipeline at FERC-based rates. The White Cliffs dual pipeline system provides 150 MBbls/d of crude takeaway capacity from Platteville, Colorado to Cushing, Oklahoma. White Cliffs is currently undergoing an expansion project that will increase the pipeline’s capacity to approximately 215 MBbls/d. This expansion project is scheduled to be completed early in the second quarter of 2017.

•	Supply. The White Cliffs pipeline is supplied by production from the DJ Basin.

•
Delivery points. The White Cliffs pipeline delivery point is SemCrude’s storage facility in Cushing, Oklahoma, a major crude oil marketing center, which ultimately delivers to Gulf Coast and mid-continent refineries. At the point of origin, it has a 330,000-barrel storage facility adjacent to a truck-unloading facility.

Texas

TEFR Interests

•
Front Range Pipeline. FRP provides takeaway capacity from the DJ Basin in Northeast Colorado. FRP has receipt points at gas plants in Weld County, Colorado (including our Lancaster plant, which is within the DJ Basin complex) (see Rocky Mountains—Colorado and Utah within these Items 1 and 2). FRP connects to TEP near Skellytown, Texas. During the year ended December 31, 2016, FRP had multiple committed shippers, including Anadarko, and provides capacity for other shippers at the posted FERC tariff rate.

•
Texas Express Gathering. TEG consists of two NGL gathering systems that provide plants in North Texas, the Texas panhandle and West Oklahoma with access to NGL takeaway capacity on TEP. TEG had one committed shipper during the year ended December 31, 2016.

•
Texas Express Pipeline. TEP delivers to NGL fractionation and storage facilities in Mont Belvieu, Texas. At Skellytown, Texas, TEP is supplied with NGLs from other pipelines including FRP and MAPL. TEP had multiple committed shippers, including Anadarko, during the year ended December 31, 2016 and provides capacity for other shippers at the posted FERC tariff rates.

Ramsey Residue Lines. The Ramsey Residue Lines extend from the DBM complex tailgate to the south and to the north, with both lines connecting with Kinder Morgan Inc.’s interstate pipeline system. These lines transport residue gas from the DBM complex to interstate markets and are FERC-regulated pipelines. See DBM gathering system, treating facility and processing complex within these Items 1 and 2.

Assets Under Development

In addition to significant expansion projects at the DBJV system, we currently have the following significant projects scheduled for completion in 2017 and 2018 in West Texas. See Capital expenditures, under Part II, Item 7 of this Form 10-K.

•
DBM Train VI: The 200 MMcf/d cryogenic train is under construction and is expected to be completed during the fourth quarter of 2017. The DBM complex will have 900 MMcf/d processing capacity upon completion.

•
Mentone gas plant: We have sanctioned a new gas processing plant which will be located in Loving County, Texas. This plant will have connections to the DBJV system in West Texas. Engineering and procurement of equipment has begun and the construction of the initial cryogenic trains (Mentone Trains I and II) is expected to begin during the fourth quarter of 2017.

•
Produced-water disposal systems: The River Reeves and Silvertip systems located in Reeves County and Loving County, Texas, respectively, are currently under construction with expected in-service dates during the second quarter of 2017. The River Reeves and Silvertip systems are expected to have produced-water disposal capacities of 30 MBbls/d and 60 MBbls/d, respectively. The two facilities currently have contracts in place with a subsidiary of Anadarko.

COMPETITION

The midstream services business is very competitive. Our competitors include other midstream companies, producers, and intrastate and interstate pipelines. Competition is primarily based on reputation, commercial terms, reliability, service levels, location, available capacity, capital expenditures and fuel efficiencies. However, a substantial portion of the throughput volumes on a majority of our systems are owned or controlled by Anadarko. In addition, Anadarko has dedicated future production to us from its acreage surrounding the Wattenberg, Haley, Helper and Clawson gathering systems. We believe that our assets that are located outside of the dedicated areas are geographically well positioned to retain and attract third-party volumes due to our competitive rates.
We believe the primary advantages of our assets are their proximity to established and/or future production, and the service flexibility they provide to producers. We believe we can provide the services that producers and other customers require to connect, gather and process their natural gas efficiently, at competitive and flexible contract terms.

Gathering Systems and Processing Plants

The following table summarizes the primary competitors for our gathering systems and processing plants at December 31, 2016.

System	Competitor(s)
Anadarko-Operated Marcellus Interest gathering systems	ETP and National Fuel Gas Midstream Corporation
Bison facility	Thunder Creek Gas Services, LLC and Fort Union (treating only)
Brasada complex	Enterprise, ETP, Targa Resources, LP, Kinder Morgan, Inc., Plains All American Pipeline and Howard Energy Partners
Chipeta complex	Tesoro and Kinder Morgan, Inc.
DBJV system	ETP, Outrigger Midstream, Enterprise GC, LP, EagleClaw Midstream Ventures LLC, Enlink Midstream, LP and Vaquero Midstream LLC
DBM complex	ETP, Outrigger Midstream, Enterprise GC, LP, EagleClaw Midstream Ventures LLC, Enlink Midstream, LP and Vaquero Midstream LLC
DJ Basin complex	DCP and AKA Energy Group, LLC
Fort Union	Bison treating facility (carbon dioxide treating services only), MIGC, Thunder Creek Gas Services, LLC and TransCanada Corporation
Granger complex	Williams Field Services, Enterprise/Jonah Gas Gathering Company and Tesoro
Haley system	ETP, Outrigger Midstream, Enterprise GC, LP
Helper and Clawson systems	XTO Energy
Hilight system	DCP, ONEOK Gas Gathering Company, Thunder Creek Gas Services, LLC, Crestwood-Access, Tallgrass Energy Partners, LP and Agave Energy Company
Mont Belvieu JV	Targa Resources LP, Phillips 66, Lone Star NGL LLC and ONEOK Partners, LP
Newcastle system	DCP
Non-Operated Marcellus Interest gathering systems	ETP
Red Desert complex	Williams Field Services and Tesoro
Rendezvous	No significant direct competition
Springfield system	Enterprise, ETP, Targa Resources, LP, Kinder Morgan, Inc., Plains All American Pipeline, Southcross Energy Partners, L.P., Williams Field Services and Howard Energy Partners

Transportation

MIGC competes with other pipelines that service the regional market and transport gas volumes from the Powder River Basin to Glenrock, Wyoming. MIGC competitors seek to attract and connect new gas volumes throughout the Powder River Basin, including certain of the volumes currently being transported on the MIGC pipeline. Competitive factors include commercial terms, available capacity, fuel efficiencies, the interconnected pipelines and gas quality issues. MIGC’s major competitors are Thunder Creek Gas Services, LLC, TransCanada Corporation’s Bison pipeline and the Fort Union gathering system. The GNB NGL Pipeline’s major competitor is Tesoro. The White Cliffs pipeline faces direct competition from the Saddlehorn pipeline, in which Anadarko is a 20% interest owner, and the Grand Mesa pipeline. The Saddlehorn pipeline transports crude oil from the DJ Basin and the broader Rocky Mountain area to Cushing, Oklahoma. White Cliffs pipeline shippers can also sell crude oil in local markets or ship crude via rail services rather than via pipeline to Cushing, Oklahoma. The TEFR Interests compete with the Sand Hills pipeline, West Texas LPG Pipeline LP’s pipeline, Lone Star NGL LLC’s West Texas System, Overland Pass Pipeline Company LLC’s pipeline and the Seminole pipeline. The OTTCO transportation system faces no direct competition. The Ramsey Residue Lines face competition from ETP, Enterprise and Kinder Morgan, Inc.

REGULATION OF OPERATIONS

Safety and Maintenance

Many of the pipelines we use to gather and transport oil, natural gas and NGLs are subject to regulation by the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) of the Department of Transportation pursuant to the Natural Gas Pipeline Safety Act of 1968, as amended (the “NGPSA”), with respect to natural gas and the Hazardous Liquids Pipeline Safety Act of 1979, as amended (the “HLPSA”), with respect to NGLs and oil. The NGPSA and HLPSA govern the design, installation, testing, construction, operation, replacement and management of natural gas, crude oil, NGL and condensate pipeline facilities. Pursuant to these acts, PHMSA has promulgated regulations governing, among other things, pipeline wall thicknesses, design pressures, maximum allowable operating pressures (“MAOP”), pipeline patrols and leak surveys, minimum depth requirements, and emergency procedures, as well as other matters intended to ensure adequate protection for the public and to prevent accidents and failures. Additionally, PHMSA has promulgated regulations requiring pipeline operators to develop and implement integrity management programs for certain gas and hazardous liquid pipelines that, in the event of a pipeline leak or rupture, could affect high consequence areas (“HCAs”), where a release could have the most significant adverse consequences, including high population areas, certain drinking water sources and unusually sensitive ecological areas. Past operation of our pipelines with respect to these NGPSA and HLPSA requirements has not resulted in the incurrence of material costs; however, due to the possibility of new or amended laws and regulations or reinterpretation of existing laws and regulations, future compliance with the NGPSA and HLPSA could result in increased costs that could have a material adverse effect on our results of operations or financial position.
The NGPSA and HLPSA were amended by the Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011 (the “2011 Pipeline Safety Act”), which increased the penalties for safety violations, established additional safety requirements for newly constructed pipelines and required studies of safety issues that could result in the adoption of new regulatory requirements by PHMSA for existing pipelines. More recently, the Protecting Our Infrastructure of Pipelines and Enhancing Safety Act of 2016 (the “2016 Pipeline Safety Act”) empowers PHMSA to address imminent hazards by imposing emergency restrictions, prohibitions and safety measures on owners and operators of gas or hazardous liquid pipeline facilities without prior notice or an opportunity for a hearing.
The adoption of new or amended regulations by PHMSA that result in more stringent or costly pipeline integrity management or safety standards could have a significant adverse effect on our results of operations. For example, in January 2017, PHMSA issued a final rule that significantly extends and expands the reach of certain PHMSA integrity management requirements, such as, for example, periodic assessments, leak detection and repairs, regardless of the pipeline’s proximity to a high consequence area. The final rule also imposes new reporting requirements for certain unregulated pipelines, including all hazardous liquid gathering lines. However, the date of implementation of this final rule by publication in the Federal Register is uncertain given the recent change in presidential administrations. Additionally, in March 2016, PHMSA announced a proposed rulemaking that would impose new or more stringent requirements for certain gas lines and gathering lines including, among other things, expanding certain of PHMSA’s current regulatory safety programs for gas pipelines in newly defined “moderate consequence areas” that contain as few as five dwellings within a potential impact area; requiring gas pipelines installed before 1970 and thus excluded from certain pressure testing obligations to be tested to determine their MAOP; and requiring certain onshore and offshore gathering lines in Class I areas to comply with damage prevention, corrosion control, public education, MAOP limits, line markers and emergency planning standards. Additional requirements proposed by this proposed rulemaking would increase PHMSA’s integrity management requirements for gas pipelines and also require consideration of seismicity in evaluating threats to pipelines. New laws or regulations adopted by PHMSA may impose more stringent requirements applicable to integrity management programs and other pipeline safety aspects of our operations, which could cause us to incur increased capital and operating costs and operational delays. In addition, while states are largely preempted by federal law from regulating pipeline safety for interstate lines, most are certified by PHMSA to assume responsibility for enforcing federal intrastate pipeline regulations and inspection of intrastate pipelines. In practice, because states can adopt stricter standards for intrastate pipelines than those imposed by the federal government for interstate lines, states vary considerably in their authority and capacity to address pipeline safety. Historically, our intrastate pipeline safety compliance costs have not had a material adverse effect on our operations; however, there can be no assurance that such costs will not be material in the future.

We are also subject to a number of federal and state laws and regulations, including the federal Occupational Safety and Health Act, as amended (“OSHA”), and comparable state statutes, the purposes of which are to protect the health and safety of workers, both generally and within the pipeline industry. Furthermore, we and the entities in which we own an interest are subject to regulations that (i) require that information be maintained concerning hazardous materials used or produced in our operations and that such information be provided to employees, state and local government authorities and citizens and (ii) are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive chemicals.
See Risk Factor, “Federal and state legislative and regulatory initiatives relating to pipeline safety that require the use of new or more stringent safety controls or result in more stringent enforcement of applicable legal requirements could subject us to increased capital costs, operational delays and costs of operation” under Part I, Item 1A of this Form 10-K for further discussion on pipeline safety standards.

Interstate Natural Gas Pipeline Regulation

Regulation of pipeline transportation services may affect certain aspects of our business and the market for our products and services.
The operations of our MIGC pipeline and the Ramsey Residue Lines are subject to regulation by FERC under the Natural Gas Act of 1938 (the “NGA”). Under the NGA, FERC has authority to regulate natural gas companies that provide natural gas pipeline transportation services in interstate commerce. Federal regulation extends to such matters as the following:

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
For example, one such matter relates to FERC’s policy regarding allowances for income taxes in determining a regulated entity’s cost of service. In July 2016, the United States Court of Appeals for the District of Columbia Circuit issued its opinion in United Airlines, Inc., et al. v. FERC, finding that FERC had acted arbitrarily and capriciously when it failed to demonstrate that permitting an interstate petroleum products pipeline organized as a limited partnership to include an income tax allowance in the cost of service underlying its rates in addition to the discounted cash flow return on equity would not result in the pipeline partnership owners double-recovering their income taxes. The court vacated FERC’s order and remanded to FERC to consider mechanisms for demonstrating that there is no double recovery as a result of the income tax allowance. There is not likely to be a definitive resolution of these issues for some time, and the ultimate outcome of this proceeding is not certain and could result in changes going forward to the FERC’s treatment of income tax allowances in the cost of service or to the discounted cash flow return on equity. Depending upon the resolution of these issues, the cost of service rates of our FERC-regulated interstate pipelines could be affected to the extent new rates or changes to its existing rates are proposed, or if any such rates are subject to complaint or challenged by the FERC, which could cause the rates and revenues for our FERC-regulated pipelines to be adversely affected.
Interstate natural gas pipelines regulated by FERC are also required to comply with numerous regulations related to standards of conduct, market transparency, and market manipulation. FERC’s standards of conduct regulate the manner in which interstate natural gas pipelines may interact with their marketing affiliates (unless FERC has granted a waiver of such standards). FERC’s market oversight and transparency regulations require annual reports of purchases or sales of natural gas meeting certain thresholds and criteria and certain public postings of information on scheduled volumes. FERC’s market manipulation regulations make it unlawful for any entity, directly or indirectly in connection with the purchase or sale of natural gas subject to the jurisdiction of FERC, or the purchase or sale of transportation services subject to the jurisdiction of FERC, to engage in fraudulent conduct. FERC has authority to impose civil penalties for violations of these statutes and regulations, up to $1.0 million per day per violation. Should we fail to comply with all applicable FERC-administered statutes, rules, regulations and orders, we could be subject to substantial penalties and fines.

Interstate Liquids Pipeline Regulation

Regulation of interstate liquids pipeline services may affect certain aspects of our business and the market for our products and services. Our GNB NGL Pipeline provides service as a common carrier under the Interstate Commerce Act, the Energy Policy Act of 1992, and related rules and orders. FERC regulation requires that interstate liquid pipeline rates, including rates for transportation of NGLs, be filed with FERC and that these rates be “just and reasonable” and not unduly discriminatory. Rates of interstate NGL pipelines are currently regulated by FERC primarily through an annual indexing methodology, under which pipelines increase or decrease their rates in accordance with an index adjustment specified by FERC. For the five-year period beginning in 2010, FERC established an annual index adjustment equal to the change in the producer price index for finished goods plus 2.65%. This adjustment is subject to review every five years. Under FERC’s regulations, an NGL pipeline can request a rate increase that exceeds the rate obtained through application of the indexing methodology by using a cost-of-service approach, but only after the pipeline establishes that a substantial divergence exists between the actual costs experienced by the pipeline and the rates resulting from application of the indexing methodology.
The Interstate Commerce Act permits interested persons to challenge proposed new or changed rates and authorizes FERC to suspend the effectiveness of such rates for up to seven months and investigate such rates. If, upon completion of an investigation, FERC finds that the new or changed rate is unlawful, it is authorized to require the pipeline to refund revenues collected in excess of the just and reasonable rate during the term of the investigation. The just and reasonable rate used to calculate refunds cannot be lower than the last tariff rate approved as just and reasonable. FERC may also investigate, upon complaint or on its own motion, rates that are already in effect and may order a carrier to change its rates prospectively. Upon an appropriate showing, a shipper may obtain reparations for charges in excess of a just and reasonable rate for a period of up to two years prior to the filing of a complaint. Finally, the outcome of the FERC policy regarding income tax allowance described above would also apply to our pipelines regulated under the Interstate Commerce Act.

Natural Gas Gathering Pipeline Regulation

Regulation of gathering pipeline services may affect certain aspects of our business and the market for our products and services. Natural gas gathering facilities are exempt from the jurisdiction of FERC. We believe that our gathering pipelines meet the traditional tests that FERC has used to determine that a pipeline is not subject to FERC jurisdiction, although FERC has not made any determinations with respect to the jurisdictional status of any of our pipelines other than MIGC and the Ramsey Residue Lines. The distinction between FERC-regulated transmission services and federally unregulated gathering services, however, has been the subject of substantial litigation, so the classification and regulation of our gathering facilities are subject to change based on future determinations by FERC, the courts or Congress. State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements and complaint-based rate regulation. FERC makes jurisdictional determinations on a case-by-case basis. Our natural gas gathering operations could be adversely affected should they be subject to more stringent application of state or federal regulation of rates and services. Our natural gas gathering operations also may be or become subject to additional safety and operational regulations relating to the design, installation, testing, construction, operation, replacement and management of gathering facilities. Additional rules and legislation pertaining to these matters are considered or adopted from time to time. We cannot predict what effect, if any, such changes might have on our operations, but the industry could be required to incur additional capital expenditures and increased costs depending on future legislative and regulatory changes.
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
FERC’s anti-manipulation rules apply to non-jurisdictional entities to the extent the activities are conducted “in connection with” gas sales, purchases or transportation subject to FERC jurisdiction. The anti-manipulation rules do not apply to activities that relate only to intrastate or other non-jurisdictional sales or gathering, but only to the extent such transactions do not have a “nexus” to jurisdictional transactions. In addition, FERC’s market oversight and transparency regulations may also apply to otherwise non-jurisdictional entities to the extent annual purchases and sales of natural gas reach a certain threshold. FERC’s civil penalty authority, described above, would apply to violations of these rules.

Intrastate Pipeline Regulation

Regulation of intrastate pipeline services may affect certain aspects of our business and the market for our products and services. Intrastate natural gas and liquids transportation is subject to regulation by state regulatory agencies. The basis for intrastate regulation of natural gas transportation and the degree of regulatory oversight and scrutiny given to intrastate pipeline rates and services varies from state to state. Insofar as such regulation within a particular state will generally affect all intrastate pipeline operators within the state on a comparable basis, we believe that the regulation of intrastate transportation in any states in which we operate will not disproportionately affect our operations.
In the event any of our intrastate pipelines offer natural gas transportation services under Section 311 of the Natural Gas Policy Act of 1978, such pipelines will be required to meet certain quarterly reporting requirements providing detailed transaction information which could be made public. Such pipelines will also be subject to periodic rate review by FERC. In addition, FERC’s anti-manipulation, market oversight, and market transparency regulations may extend to intrastate natural gas pipelines although they may otherwise be non-jurisdictional, and FERC’s civil penalty authority, described above, would apply to violations of these rules.

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

ENVIRONMENTAL MATTERS

Our business operations are subject to numerous federal, regional, state, tribal, and local environmental laws and regulations. The more significant of these existing environmental laws and regulations include the following U.S. laws and regulations, as amended from time to time:

•
the Clean Air Act, which restricts the emission of air pollutants from many sources, imposes various pre-construction, monitoring, and reporting requirements, which the U.S. Environmental Protection Agency (the “EPA”) has relied upon as authority for adopting climate change regulatory initiatives relating to greenhouse gas (“GHG”) emissions.

•
the Federal Water Pollution Control Act, also known as the Federal Clean Water Act, which regulates discharges of pollutants from facilities to state and federal waters and establishes the extent to which waterways are subject to federal jurisdiction and rulemakings as protected waters of the United States.

•
the Oil Pollution Act of 1990, which subjects owners and operators of onshore facilities and pipelines to liability for removal costs and damages arising from an oil spill in waters of the United States.

•
the Comprehensive Environmental Response, Compensation and Liability Act of 1980, which imposes liability on generators, transporters, and arrangers of hazardous substances at sites where hazardous substance releases have occurred or are threatening to occur.

•	the Resource Conservation and Recovery Act, which governs the generation, treatment, storage, transport, and disposal of solid wastes, including hazardous wastes.

•
the Safe Drinking Water Act, which ensures the quality of the nation’s public drinking water through adoption of drinking water standards and control over the injection of waste fluids into below-ground formations that may adversely affect drinking water sources.

•
the Emergency Planning and Community Right-to-Know Act, which requires facilities to implement a safety hazard communication program and disseminate information to employees, local emergency planning committees, and response departments on toxic chemical uses and inventories.

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

These laws and their implementing regulations, as well as state counterparts, generally restrict the level of pollutants emitted to ambient air, discharges to surface water, and disposals or other releases to surface and below-ground soils and ground water. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil, and criminal penalties; the imposition of investigatory, remedial, and corrective action obligations or the incurrence of capital expenditures; the occurrence of delays in the permitting, development or expansion of projects; and the issuance of injunctions restricting or prohibiting some or all of our activities in a particular area. See the following risk factors under Part I, Item 1A of this Form 10-K for further discussion on ozone standards, climate change, including methane or other GHG emissions, hydraulic fracturing and other regulations related to environmental protection: “We are subject to stringent and comprehensive environmental laws and regulations that may expose us to significant costs and liabilities,” “The adoption of climate change or other air emissions legislation or regulations restricting emissions of GHGs or other air pollutants could result in increased operating costs and reduced demand for the gathering, processing, compressing, treating and transporting services we provide,” and “Changes in laws or regulations regarding hydraulic fracturing could result in increased costs, operating restrictions or delays in the completion of oil and natural gas wells, which could decrease the need for our gathering and processing services.” The ultimate financial impact arising from environmental laws and regulations is neither clearly known nor determinable as new standards continue to evolve.
Many states where we operate also have, or are developing, similar environmental laws and regulations governing many of these same types of activities. While the legal requirements imposed under state law may be similar in form to U.S. laws and regulations, in some cases the actual implementation of these requirements may impose additional, or more stringent, conditions or controls that can significantly alter or delay the permitting, development or expansion of a project or substantially increase the cost of doing business. In addition, environmental laws and regulations, including new or amended legal requirements that may arise to address potential environmental concerns including air and water impacts, are expected to continue to have an increasing impact on our operations.
We have incurred and will continue to incur operating and capital expenditures, some of which may be material, to comply with environmental and occupational health and safety laws and regulations. Historically, our environmental compliance costs have not had a material adverse effect on our results of operations; however, there can be no assurance that such costs will not have a material adverse effect on our business, financial condition, results of operations, or cash flows in the future, or that new or more stringently applied existing laws and regulations will not materially increase the cost of doing business. Although we are not fully insured against all environmental and occupational health and safety risks, and our insurance does not cover any penalties or fines that may be issued by a governmental authority, we maintain insurance coverage that we believe is sufficient based on our assessment of insurable risks and consistent with insurance coverage held by other similarly situated industry participants. Nevertheless, it is possible that other developments, such as stricter and more comprehensive environmental and occupational health and safety laws and regulations, as well as claims for damages to property or persons resulting from our operations, could result in substantial costs and liabilities, including administrative, civil, and criminal penalties, to us.

TITLE TO PROPERTIES AND RIGHTS-OF-WAY

Our real property is classified into two categories: (1) parcels that we own in fee title and (2) parcels in which our interest derives from leases, easements, rights-of-way, permits or licenses from landowners or governmental authorities, permitting the use of such land for our operations. Portions of the land on which our plants and other major facilities are located are owned by us in fee title, and we believe that we have satisfactory title to these lands. The remainder of the land on which our plant sites and major facilities are located is held by us pursuant to surface leases between us, as lessee, and the fee owner of the lands, as lessor. We or affiliates of ours have leased or owned these lands for many years without any material challenge known to us relating to the title to the land upon which the assets are located, and we believe that we have satisfactory leasehold estates or fee ownership of such lands. We have no knowledge of any challenge to the underlying fee title of any material lease, easement, right-of-way, permit or license held by us or to our title to any material lease, easement, right-of-way, permit or lease, and we believe that we have satisfactory title to all of our material leases, easements, rights-of-way, permits and licenses.
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

EMPLOYEES

The officers of our general partner manage our operations and activities under the direction and supervision of our Board of Directors. As of December 31, 2016, Anadarko employed 392 people who provided direct support to our field operations. All of these employees are deemed jointly employed by Anadarko and our general partner under the services and secondment agreement between our general partner and Anadarko. None of these employees are covered by collective bargaining agreements, and Anadarko considers its employee relations to be good. We have separately contracted with Anadarko under the omnibus agreement for general and administrative support for our operations.

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
Although we and our general partner believe that the expectations reflected in such forward-looking statements are reasonable, neither we nor our general partner can give any assurance that such expectations will prove to have been correct. These forward-looking statements involve risks and uncertainties. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the following:

•	our ability to pay distributions to our unitholders;

•	our and Anadarko’s assumptions about the energy market;

•	future throughput (including Anadarko production) which is gathered or processed by or transported through our assets;

•	our operating results;

•	competitive conditions;

•	technology;

•
the availability of capital resources to fund acquisitions, capital expenditures and other contractual obligations, and our ability to access those resources from Anadarko or through the debt or equity capital markets;

•	the supply of, demand for, and price of, oil, natural gas, NGLs and related products or services;

•
our ability to mitigate exposure to the commodity price risks inherent in our percent-of-proceeds and keep-whole contracts through the extension of our commodity price swap agreements with Anadarko, or otherwise;

•	weather and natural disasters;

•	inflation;

•	the availability of goods and services;

•	general economic conditions, internationally, domestically or in the jurisdictions in which we are doing business;

•	federal, state and local laws, including those that limit Anadarko and other producers’ hydraulic fracturing or other oil and natural gas operations;

•	environmental liabilities;

•	legislative or regulatory changes, including changes affecting our status as a partnership for federal income tax purposes;

•	changes in the financial or operational condition of Anadarko;

•	the creditworthiness of Anadarko or our other counterparties, including financial institutions, operating partners, and other parties;

•	changes in Anadarko’s capital program, strategy or desired areas of focus;

•	our commitments to capital projects;

•	our ability to use our RCF;

•	our ability to repay debt;

•	conflicts of interest among us, our general partner, WGP and its general partner, and affiliates, including Anadarko;

•	our ability to maintain and/or obtain rights to operate our assets on land owned by third parties;

•	our ability to acquire assets on acceptable terms from Anadarko or third parties, and Anadarko’s ability to generate an inventory of assets suitable for acquisition;

•	non-payment or non-performance of Anadarko or other significant customers, including under our gathering, processing and transportation agreements and our $260.0 million note receivable from Anadarko;

•	the timing, amount and terms of future issuances of equity and debt securities; and

•
other factors discussed below and elsewhere in this Item 1A, under the caption Critical Accounting Estimates included under Part II, Item 7 of this Form 10-K, and in our other public filings and press releases.

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

RISKS INHERENT IN OUR BUSINESS

We are dependent on Anadarko for a substantial portion of the natural gas, crude oil and NGLs that we gather, treat, process and/or transport. A material reduction in Anadarko’s production that is gathered, treated, processed or transported by our assets would result in a material decline in our revenues and cash available for distribution.

We rely on Anadarko for a substantial portion of the natural gas, crude oil and NGLs that we gather, treat, process and/or transport. For the year ended December 31, 2016, production owned or controlled by Anadarko represented (i) 37% of our natural gas gathering, treating and transportation throughput (excluding equity investment throughput), (ii) 54% of our natural gas processing throughput (excluding equity investment throughput), and (iii) 65% of our crude/NGL gathering, treating and transportation throughput (excluding equity investment throughput). Anadarko may decrease its production in the areas serviced by us and is under no contractual obligation to maintain its production volumes dedicated to us pursuant to the terms of our applicable gathering agreements. The loss of a significant portion of production volumes supplied by Anadarko would result in a material decline in our revenues and our cash available for distribution. In addition, Anadarko may determine that drilling activity in areas other than our areas of operation is strategically more attractive. For example, Anadarko announced it has agreed to sell its operated midstream assets in the Marcellus shale and its upstream assets in the Eagleford shale. A shift in Anadarko’s focus away from our areas of operation could result in reduced throughput on our systems and a material decline in our revenues and cash available for distribution.

Because we are substantially dependent on Anadarko as our primary customer and the controlling party of our general partner, any development that materially and adversely affects Anadarko’s operations, financial condition or market reputation could have a material and adverse impact on us. Material adverse changes at Anadarko could restrict our access to capital, make it more expensive to access the capital markets or increase the costs of our borrowings.

We are substantially dependent on Anadarko as our primary customer and the controlling party of our general partner and we expect to derive a substantial majority of our revenues from Anadarko for the foreseeable future. As a result, any event, whether in our area of operations or otherwise, that adversely affects Anadarko’s production, financial condition, leverage, market reputation, liquidity, results of operations or cash flows may adversely affect our revenues and cash available for distribution. Accordingly, we are indirectly subject to the business risks of Anadarko, some of which are the following:

•
the volatility of oil and natural gas prices, which could have a negative effect on the value of Anadarko’s oil and natural gas properties, its drilling programs and its ability to finance its operations;

•	the availability of capital on favorable terms to fund Anadarko’s exploration and development activities;

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

•
shareholder activism with respect to Anadarko’s stock or activities by non-governmental organizations to restrict the exploration, development and production of oil and natural gas by Anadarko in order to minimize emissions of carbon dioxide, a GHG; and

•	adverse effects from current or future litigation.

Further, we are subject to the risk of non-payment or non-performance by Anadarko, including with respect to our gathering and transportation agreements, our $260.0 million note receivable from Anadarko and our commodity price swap agreements. We cannot predict the extent to which Anadarko’s business would be impacted if conditions in the energy industry were to deteriorate further, nor can we estimate the impact such conditions would have on Anadarko’s ability to perform under our gathering and transportation agreements, note receivable or commodity price swap agreements. Accordingly, any material non-payment or non-performance by Anadarko could reduce our ability to make distributions to our unitholders.
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
Any material limitations on our ability to access capital as a result of such adverse changes at Anadarko could limit our ability to obtain future financing on favorable terms, or at all, or could result in increased financing costs in the future. Similarly, material adverse changes at Anadarko could negatively impact our unit price, limiting our ability to raise capital through equity issuances or debt financing, or could negatively affect our ability to engage in, expand or pursue our business activities, and could also prevent us from engaging in certain transactions that might otherwise be considered beneficial to us.
See Part I, Item 1A in Anadarko’s Form 10-K for the year ended December 31, 2016 (which is not, and shall not be deemed to be, incorporated by reference herein), for a full discussion of the risks associated with Anadarko’s business.

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
In general terms, the prices of natural gas, oil, condensate, NGLs and other hydrocarbon products fluctuate in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control. For example, market prices for natural gas have declined substantially from the highs achieved in 2008 and have remained depressed for several years. More recently, uncertain global demand and the increased supply resulting from the rapid development of shale plays throughout North America have contributed significantly to a substantial drop in crude oil prices. Rapid development of the North American shale plays has also increased the supply of natural gas contributing to a substantial drop in natural gas prices. For example, NYMEX West Texas Intermediate oil prices have been volatile and recently ranged from a high of $107.26 per barrel in June 2014 to a low of $26.21 per barrel in February 2016. Also, NYMEX Henry Hub natural gas prices have been volatile and recently ranged from a high of $6.15 per MMBtu in February 2014 to a low of $1.64 per MMBtu in March 2016. Additional factors impacting commodity prices include the following:

•	domestic and worldwide economic and geopolitical conditions;

•	weather conditions and seasonal trends;

•	the ability to develop recently discovered fields or deploy new technologies to existing fields;

•	the levels of domestic production and consumer demand, as affected by, among other things, concerns over inflation, geopolitical issues and the availability and cost of credit;

•	the availability of imported, or a market for exported, liquefied natural gas;

•	the availability of transportation systems with adequate capacity;

•	the volatility and uncertainty of regional pricing differentials, such as in the Rocky Mountains;

•	the price and availability of alternative fuels;

•	the effect of energy conservation measures;

•	the nature and extent of governmental regulation and taxation; and

•	the forecasted supply and demand for, and prices of, oil, natural gas, NGLs and other commodities.

We generate distributable cash flow from the above-market component of commodity price swap agreements with Anadarko that are scheduled to expire on December 31, 2017.

As discussed in more detail in Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K, for the year ended December 31, 2016, we had commodity price swap agreements in place with Anadarko related to our activities at the DJ Basin complex and Hugoton system at prices that were significantly higher than those that could have been obtained from third parties on the open market. The above-market component of this swap activity is recorded as a cash contribution from Anadarko in the period in which attributable volumes are settled, with all such contributions included in our calculation of distributable cash flows. During 2016, for example, we recorded $45.8 million in cash contributions from Anadarko related to these swaps.
On December 1, 2016, we renewed our commodity price swap agreements with Anadarko for the DJ Basin complex and the MGR assets at significantly higher prices than those that could have been obtained from third parties on the open market. These swap agreements expire on December 31, 2017.
We may be unable to further renew the swaps with Anadarko for the DJ Basin complex and the MGR assets on similar terms or at all. If such agreements are renewed with Anadarko, they may be renewed at lower prices than those established in the agreements currently in place. In the event that we are unable to renew agreements with Anadarko, we may seek to enter into third-party commodity price swap agreements or similar hedging arrangements. Any such market-based hedging arrangement is likely to be significantly less favorable from a commodity pricing perspective and would likely result in a significant decrease in our distributable cash flow.

Because of the natural decline in production from existing wells, our success depends on our ability to obtain new sources of oil and natural gas, which is dependent on certain factors beyond our control. Any decrease in the volumes that we gather, process, treat and transport could adversely affect our business and operating results.

The volumes that support our business are dependent on, among other things, the level of production from natural gas and oil wells connected to our gathering systems and processing and treating facilities. This production will naturally decline over time. As a result, our cash flows associated with these wells will also decline over time. In order to maintain or increase throughput levels on our systems, we must obtain new sources of oil and natural gas. The primary factors affecting our ability to obtain sources of oil and natural gas include (i) the level of successful drilling activity near our systems, (ii) our ability to compete for volumes from successful new wells, to the extent such wells are not dedicated to our systems, and (iii) our ability to capture volumes currently gathered or processed by Anadarko or third parties.
While Anadarko has dedicated production from certain of its properties to us, we have no control over the level of drilling activity in our areas of operation, the amount of reserves associated with wells connected to our systems or the rate at which production from a well declines. In addition, we have no control over Anadarko or other producers or their drilling or production decisions, which are affected by, among other things, the availability and cost of capital, prevailing and projected commodity prices, demand for hydrocarbons, levels of reserves, geological considerations, governmental regulations, the availability of drilling rigs and other production and development costs. Fluctuations in commodity prices can also greatly affect investments by Anadarko and third parties in the development of new oil and natural gas reserves. Declines in oil and natural gas prices have materially reduced exploration, development and production activity and, if sustained, could lead to a further decrease in such activity. Sustained reductions in exploration or production activity in our areas of operation would lead to reduced utilization of our gathering, processing and treating assets.
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

In order to pay the announced fourth quarter 2016 distribution of $0.86 per unit per quarter, or $3.44 per unit per year, we will require available cash of $182.1 million per quarter, or $728.4 million per year, based on the number of common units, general partner units, IDRs and Series A Preferred units outstanding at February 2, 2017. We may not have sufficient available cash from operating surplus each quarter to enable us to pay distributions at current levels. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•	the prices of, level of production of, and demand for oil and natural gas;

•	the volume of oil and natural gas we gather, compress, process, treat and/or transport;

•	the volumes and prices of NGLs and condensate that we retain and sell;

•	demand charges and volumetric fees associated with our transportation services;

•	the level of competition from other midstream energy companies;

•
regulatory action affecting the supply of or demand for oil or natural gas, the rates we can charge, how we contract for services, our existing contracts, our operating costs or our operating flexibility; and

•	prevailing economic conditions.

In addition, the actual amount of cash we will have available for distribution will depend on other factors, some of which are beyond our control, including the following:

•	our level of capital expenditures;

•	our level of operating and maintenance and general and administrative costs;

•	our debt service requirements and other liabilities;

•	fluctuations in our working capital needs;

•	our ability to borrow funds and access capital markets;

•	our treatment as a flow-through entity for U.S. federal income tax purposes;

•	restrictions contained in debt agreements to which we are a party or with respect to any outstanding preferred units; and

•	the amount of cash reserves established by our general partner.

The amount of cash we pay to our general partner under the IDRs increases as we grow our distributions to limited partners. This increased payout to our general partner raises our overall cost of capital which could impact distribution growth.

WGP, through its ownership of our general partner, holds all of our IDRs. While the IDRs provide Anadarko, which indirectly owns an 81.6% limited partner interest in WGP, financial incentive to continue to grow our business over time, 31.8% of our total distributions (excluding distributions paid on Series A Preferred and Class C units) were paid to our general partner as a result of its ownership of our IDRs during the fourth quarter of 2016. As this percentage grows over time, our cost of equity capital will increase. As a result, in the future we may be unable to acquire or construct assets on an accretive basis and further grow our limited partner distributions.

Our credit rating downgrade could negatively impact our cost of and ability to access capital.

As of December 31, 2016, our long-term debt was rated “BBB-” with a stable outlook by S&P, “BBB-” with a stable outlook by Fitch, and “Ba1” with a stable outlook by Moody’s. In February 2016, Moody’s downgraded Anadarko’s senior unsecured ratings from Baa2 to Ba1, with a negative outlook, and downgraded our senior unsecured ratings from Baa3 to Ba1, with a negative outlook, both of which are below investment grade. In September 2016, Moody’s changed the outlook for Anadarko and us from negative to stable. We cannot be assured that our credit rating will not be downgraded further. Any further downgrades in our credit ratings will adversely affect our ability to raise debt in the public debt markets, which could negatively impact our cost of capital and ability to effectively execute aspects of our strategy.
In addition, downgrades could trigger our obligations to provide financial assurance of our performance under certain contractual arrangements. We may be required to post collateral in the form of letters of credit or cash as financial assurance of our performance under certain contractual arrangements, such as pipeline transportation contracts and NGLs and gas sales contracts. At December 31, 2016, there were $4.9 million in letters of credit or cash provided as assurance of our performance under these type of contractual arrangements with respect to credit-risk-related contingent features. We do not currently have any contracts that automatically trigger collateral posting requirements upon the loss of investment grade ratings.

Our strategies to reduce our exposure to changes in commodity prices may fail to protect us and could negatively impact our financial condition, thereby reducing our cash flows and our ability to make distributions to unitholders.

For the year ended December 31, 2016, 6% of our Adjusted gross margin was generated under percent-of-proceeds and keep-whole arrangements pursuant to which the associated revenues and expenses are directly correlated with the prices of natural gas, oil and NGLs. This percentage may significantly increase as a result of future acquisitions, if any.
We pursue various strategies to seek to reduce our exposure to adverse changes in the prices for natural gas, condensate and NGLs. These strategies will vary in scope based upon the level and volatility of natural gas, condensate and NGL prices and other changing market conditions. We currently have in place commodity price swap agreements with Anadarko expiring in December 2017 to manage a majority of the commodity price risk otherwise inherent in our percent-of-proceeds and keep-whole contracts. To the extent that we engage in price risk management activities such as the commodity price swap agreements, we may be prevented from realizing the full benefits of price increases above the levels set in those agreements. In addition, our commodity price management may expose us to the risk of financial loss in certain circumstances, including if the counterparties to our hedging or other price risk management contracts fail to perform under those arrangements.

On December 1, 2016, we renewed our commodity price swap agreements with Anadarko for the DJ Basin complex and the MGR assets through December 31, 2017. Upon the expiration of these commodity price swap agreements, we may be unable to renew such agreements with Anadarko on similar terms or at all. If such agreements are renewed with Anadarko, they may be renewed at lower prices than those established in the agreements currently in place. In the event that we are unable to renew agreements with Anadarko, we may seek to enter into third-party commodity price swap agreements or similar hedging arrangements. Any such market-based hedging arrangement is likely to be significantly less favorable from a commodity pricing perspective and would likely expose us to volumetric risk to which we are currently not exposed, because our current commodity price swap agreements with Anadarko are based on our actual volumes.
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

While we do not conduct hydraulic fracturing, our customers do conduct such activities. Hydraulic fracturing is an essential and common practice used by many of our oil and natural gas exploration and production customers to stimulate production of natural gas and oil from dense subsurface rock formations such as shales. Hydraulic fracturing is typically regulated by state oil and natural-gas commissions, but several federal agencies have also asserted regulatory authority over certain aspects of the process. For example, in June 2016, the EPA published an effluent limit guideline final rule prohibiting the discharge of wastewater from onshore unconventional oil and gas extraction facilities to publicly owned wastewater treatment plants. Also, the federal Bureau of Land Management (“BLM”) published a final rule in March 2015 that established new or more stringent standards relating to hydraulic fracturing on federal and American Indian lands. A Wyoming federal judge struck down this rule in June 2016 finding that the BLM lacked authority to promulgate the rule. That decision is currently being appealed by the federal government.
In addition, Congress has from time to time considered the adoption of legislation to provide for federal regulation of hydraulic fracturing. At the state level, a growing number of states have adopted or are considering adopting legal requirements that could impose more stringent disclosure and/or well construction requirements on hydraulic fracturing operations, and states could elect to prohibit high-volume hydraulic fracturing altogether, following the approach taken by the State of New York in 2015. In addition, local governments may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. Further, in December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources. The final report concluded that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources “under some circumstances,” noting that the following hydraulic fracturing water cycle activities and local- or regional-scale factors are more likely than others to result in more frequent or more severe impacts: water withdrawals for fracturing in times or areas of low water availability; surface spills during the management of fracturing fluids, chemicals or produced water; injection of fracturing fluids into wells with inadequate mechanical integrity; injection of fracturing fluids directly into groundwater resources; discharge of inadequately treated fracturing wastewater to surface waters; and disposal or storage of fracturing wastewater in unlined pits.
If new or more stringent federal, state or local legal restrictions or prohibitions relating to the hydraulic fracturing process are adopted in areas where our oil and natural gas exploration and production customers operate, those customers could incur potentially significant added costs to comply with such requirements and experience delays or curtailment in the pursuit of exploration, development or production activities, which could reduce demand for our gathering and processing services. Moreover, increased regulation of the hydraulic fracturing process could also lead to greater opposition to, and litigation over, oil and gas production activities using hydraulic fracturing techniques.

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
If we are unable to make accretive acquisitions from Anadarko or third parties because, among other things, (i) we are unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts, (ii) we are unable to obtain financing for these acquisitions on economically acceptable terms, (iii) we are outbid by competitors or (iv) Anadarko lacks assets suitable for us to acquire, then our future growth and ability to increase distributions will be limited. Furthermore, even if we do make acquisitions that we believe will be accretive, these acquisitions may nevertheless result in a decrease in the cash generated from operations on a per-unit basis.
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

Global financial markets and economic conditions have been, and continue to be, volatile, especially for companies involved in the oil and gas industry. The repricing of credit risk and the current relatively weak economic conditions have made, and will likely continue to make, it difficult for some entities to obtain funding. In addition, as a result of concerns about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets generally has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, refused to refinance existing debt at maturity at all or on terms similar to the borrower’s current debt, and reduced, or in some cases, ceased to provide funding to borrowers. Further, we may be unable to obtain adequate funding under our RCF if our lending counterparties become unwilling or unable to meet their funding obligations. Due to these factors, we cannot be certain that funding will be available if needed and to the extent required on acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to execute our business plans, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our financial condition, results of operations, cash flows and ability to make cash distributions to our unitholders.

Restrictions in the indentures governing our publicly traded notes (collectively, “the Notes”) or the RCF may limit our ability to capitalize on acquisitions and other business opportunities.

The operating and financial restrictions and covenants in the agreements governing the Notes, the RCF and any future financing arrangements could restrict our ability to finance future operations or capital needs or to expand or pursue business activities associated with our subsidiaries and equity investments. The RCF contains, and with respect to the second, fourth and fifth bullets below, the indentures governing the Notes contain, covenants that restrict or limit our ability to do the following:

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

Our failure to maintain an adequate system of internal control over financial reporting could adversely affect our ability to accurately report our results.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide a reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. A material weakness is a deficiency, or a combination of deficiencies, in the internal control over financial reporting that results in a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and deter and detect any material fraud. If we cannot provide reliable financial reports or prevent material fraud, our reputation and operating results will be harmed. Our efforts to develop and maintain our internal control and to remediate material weaknesses in our controls may not be successful, and we may be unable to maintain adequate controls over our financial processes and reporting in the future, including future compliance with the obligations under Section 404 of the Sarbanes-Oxley Act of 2002. Any failure to develop or maintain effective controls, or difficulties encountered in their implementation or other effective improvement of our internal controls, could harm our operating results. Ineffective internal controls could also cause investors to lose confidence in our reported financial information.

Our business could be negatively affected by security threats, including cybersecurity threats, and other disruptions.

We face various security threats, including cybersecurity threats related to the security of our facilities and infrastructure or those of third parties, attempts to gain unauthorized access to sensitive information or to render data or systems unusable and threats from terrorist acts. Our implementation of various procedures and controls to monitor and mitigate security threats and to increase security for our facilities, infrastructure and information may result in increased costs. Moreover, there can be no assurance that such procedures and controls will be sufficient to prevent security breaches from occurring. Cybersecurity attacks in particular are becoming more sophisticated and include, but are not limited to, malicious software attempts to gain unauthorized access to data and systems and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. For example, the gathering, processing, treating and transportation of natural gas from our gathering systems, processing facilities and pipelines are dependent on communications among our facilities and with third-party systems that may be delivering natural gas into or receiving natural gas and other products from our facilities. Disruption of those communications, whether caused by cybersecurity attacks or otherwise, may disrupt our ability to deliver natural gas and control these assets.
There is no assurance that we will not suffer material losses from cybersecurity attacks in the future, and as such threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate or remediate any cybersecurity vulnerabilities. Any terrorist or cybersecurity attack against, or other disruption of, our assets or computer systems could have a material adverse effect on our business, results of operations, financial condition and our ability to make cash distributions to our unitholders.

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
The amount of available cash required to pay the distribution announced for the quarter ended December 31, 2016, on all of our common units, general partner units, IDRs and Series A Preferred units was $182.1 million, or $728.4 million per year. The Class C unit distribution, if paid in cash, would have been $10.6 million for the quarter ended December 31, 2016.

We typically do not obtain independent evaluations of hydrocarbon reserves connected to our systems. Therefore, in the future, throughput on our systems could be less than we anticipate.

We typically do not obtain independent evaluations of hydrocarbon reserves connected to our systems. Accordingly, we do not have independent estimates of total reserves connected to our systems or the anticipated life of such reserves. If the total reserves or estimated life of the reserves connected to our systems are less than we anticipate, or the timeline for the development of reserves is greater than we anticipate, and we are unable to secure additional sources of oil and natural gas, there could be a material adverse effect on our business, results of operations, financial condition and our ability to make cash distributions to our unitholders.

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

If commodity prices decrease, we may be required to write down the value of our midstream properties if the estimated future cash flows from these properties fall below their net book value. Because we are an affiliate of Anadarko, the assets we acquire from Anadarko are recorded at Anadarko’s carrying value prior to the transaction. Accordingly, we may be at an increased risk for impairments because the initial book values of a substantial portion of our assets do not have a direct relationship with, and in some cases could be significantly higher than, the amounts we paid to acquire such assets. For example, see the discussion of material impairments at our Hilight system and Red Desert complex in Note 7—Property, Plant and Equipment in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
Further, at December 31, 2016, we had $417.6 million of goodwill on our balance sheet. Goodwill is recorded when the purchase price of a business acquired exceeds the fair market value of the tangible and separately measurable intangible net assets. In addition, similar to the carrying value of the assets we acquired from Anadarko, part of our goodwill is an allocated portion of Anadarko’s goodwill, which we recorded as a component of the carrying value of the assets we acquired from Anadarko. As a result, we may be at increased risk for impairments relative to entities who acquire their assets from third parties or construct their own assets, as the carrying value of our goodwill does not reflect, and in some cases is significantly higher than, the difference between the consideration we paid for our acquisitions and the fair value of the net assets on the acquisition date.

Goodwill is not amortized, but instead must be tested at least annually for impairments, and more frequently when circumstances indicate likely impairments, by applying a fair-value-based test. Goodwill is deemed impaired to the extent that its carrying amount exceeds its implied fair value. Various factors could lead to goodwill impairments, such as our inability to maintain throughput on our assets or sustained lower oil and natural gas prices, by reducing the fair value of the associated reporting unit. Prolonged low or further declines in commodity prices and changes to producers’ drilling plans in response to lower prices could result in additional impairments in future periods. Future non-cash asset impairments could negatively affect our results of operations.

If third-party pipelines or other facilities interconnected to our gathering, transportation, treating or processing systems become partially or fully unavailable, or if the volumes we gather or transport do not meet the quality requirements of such pipelines or facilities, our revenues and cash available for distribution could be adversely affected.

Our gathering, transportation, treating and processing systems are connected to other pipelines or facilities, the majority of which are owned by third parties. The continuing operation of such third-party pipelines or facilities is not within our control. If any of these pipelines or facilities becomes unable to transport, treat or process crude oil, natural gas or NGLs, or if the volumes we gather or transport do not meet the quality requirements of such pipelines or facilities, our revenues and cash available for distribution could be adversely affected.

Our interstate natural gas and liquids transportation assets and operations are subject to regulation by FERC, which could have an adverse effect on our revenues and our ability to make distributions.

Our interstate natural gas pipelines are subject to regulation by FERC. If we fail to comply with all applicable FERC-administered statutes, rules, regulations and orders, we could be subject to substantial penalties and fines. FERC has civil penalty authority to impose penalties for certain violations of up to $1.0 million per day for each violation. FERC also has the power to order disgorgement of profits from transactions deemed to violate applicable statutes.
Our interstate liquids pipelines are common carriers and are also subject to regulation by FERC. FERC regulation requires that common carrier liquid pipeline rates and interstate natural gas pipeline rates be filed with FERC and that these rates be “just and reasonable” and not unduly discriminatory. Interested persons may challenge proposed new or changed rates, and FERC is authorized to suspend the effectiveness of such rates pending an investigation or hearing. FERC may also investigate, upon complaint or on its own motion, rates that are already in effect and may order a carrier to change its rates prospectively. Accordingly, action by FERC could adversely affect our ability to establish reasonable rates that cover operating costs and allow for a reasonable return. An adverse determination in any future rate proceeding brought by or against us could have a material adverse effect on our business, financial condition, results of operations, and cash available for distribution. For example, one such matter relates to FERC’s policy regarding allowances for income taxes in determining a regulated entity’s cost of service. FERC allows regulated companies to recover an allowance for income taxes in rates only to the extent the company or its owners, such as our unitholders, are subject to U.S. income tax. This policy affects whom we allow to own our units, and if we are not successful in limiting ownership of our units to persons or entities subject to U.S. income tax, our FERC-regulated rates and revenues for our FERC-regulated gas and liquids pipelines could be adversely affected.

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

The adoption of climate change or other air emissions legislation or regulations restricting emissions of GHGs or other air pollutants could result in increased operating costs and reduced demand for the gathering, processing, compressing, treating and transporting services we provide.

Changes in, or reinterpretations of, these laws and regulations that govern areas where we operate may negatively impact our operations. Examples of recent proposed and final regulations or other regulatory initiatives are included below.

•
Ground-Level Ozone Standards. In October 2015, the EPA issued a rule under the Clean Air Act, lowering the National Ambient Air Quality Standard (“NAAQS”) for ground-level ozone from 75 parts per billion to 70 parts per billion under both the primary and secondary standards to provide requisite protection of public health and welfare, respectively. The EPA is expected to make final geographical attainment designations and issue final non-attainment area requirements pursuant to this NAAQS rule by late 2017, and any designations or requirements that result in reclassification of areas or imposition of more stringent standards may make it more difficult to construct new or modified sources of air pollution in newly designated non-attainment areas. Moreover, states are expected to implement more stringent regulations, which could apply to our operations. Compliance with this rule could, among other things, require installation of new emission controls on some of our equipment, result in longer permitting timelines, and significantly increase our capital expenditures and operating costs.

•
Reduction of Methane Emissions by the Oil and Gas Industry. In June 2016, the EPA published a final rule establishing new emissions standards for methane and additional standards for volatile organic compounds from certain new, modified, and reconstructed oil and natural gas production and natural gas processing and transmission facilities. The EPA’s rule is comprised of New Source Performance Standards, known as Subpart OOOOa, that require certain new, modified, or reconstructed facilities in the oil and natural gas sector to reduce these methane gas and volatile organic compound emissions. These Subpart OOOOa standards will expand previously issued New Source Performance Standards published by the EPA in 2012, known as Subpart OOOO, by using certain equipment specific emissions control practices with respect to, among other things, hydraulically fractured oil and natural gas well completions, fugitive emissions from well sites and compressors, and equipment leaks at natural gas processing plants and pneumatic pumps. Moreover, in November 2016, the EPA issued a final Information Collection Request seeking information about methane emissions from facilities and operators in the oil and natural gas industry. The EPA has indicated that it intended to use the information from this request to develop Existing Source Performance Standards for the oil and gas industry. Compliance with this rule could, among other things, require installation of new emission controls on some of our equipment and significantly increase our capital expenditures and operating costs.

•
Reduction of Greenhouse Gas Emissions. The U.S. Congress and the EPA, in addition to some state and regional efforts, have in recent years considered legislation or regulations to reduce emissions of GHGs. These efforts have included consideration of cap-and-trade programs, carbon taxes, GHG reporting and tracking programs, and regulations that directly limit GHG emissions from certain sources. In the absence of federal GHG-limiting legislation, the EPA has determined that GHG emissions present a danger to public health and the environment and has adopted regulations that, among other things, restrict emissions of GHGs under existing provisions of the Clean Air Act and may require the installation of “best available control technology” to limit emissions of GHGs from any new or significantly modified facilities that we may seek to construct in the future if they would otherwise emit large volumes of GHGs together with other criteria pollutants. Also, certain of our operations are subject to EPA rules requiring the monitoring and annual reporting of GHG emissions from specified onshore and offshore production sources. Furthermore, the EPA has passed a rule, known as the Clean Power Plan, to limit GHGs from power plants, but on February 9, 2016, the U.S. Supreme Court stayed this rule while it is being challenged in the federal D.C. Circuit Court of Appeals. If this rule survives legal challenge, then depending on the methods used to implement this rule, it could reduce demand for the oil and natural gas our customers produce or increase the cost of electricity for our operations. In December 2015, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France that requires member countries to review and “represent a progression” in their intended nationally determined contributions, which set GHG emission reduction goals every five years beginning in 2020. Although this international agreement does not create any binding obligations for nations to limit their GHG emissions, it does include pledges to voluntarily limit or reduce future emissions. The adoption and implementation of any federal or state legislation or regulations that restrict emissions of GHGs or other air emissions could result in increased compliance costs or additional operating restrictions, and could have a material adverse effect on our business, financial condition, demand for our services, results of operations, and cash flows.

Derivatives legislation could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business.

The Dodd-Frank Act, among other things, establishes federal oversight and regulation of the over-the-counter derivatives market and entities, such as us and Anadarko, that participate in that market. The Commodity Futures Trading Commission (the “CFTC”) has finalized certain of its regulations under the Dodd-Frank Act, but others remain to be finalized or implemented. It is not possible at this time to predict when this will be accomplished or what the terms of the final rules will be, so the impact of those rules is uncertain at this time.
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
In addition, certain banking regulators and the CFTC have adopted final rules establishing minimum margin requirements for uncleared swaps. Although we expect to qualify for the end-user exception from margin requirements for swaps to other market participants, such as swap dealers, these rules may change the cost and availability of the swaps we use for hedging. If any of our swaps do not qualify for the commercial end-user exception, we could be required to post initial or variation margin, which would impact liquidity and reduce our cash. This would in turn reduce our ability to execute hedges to reduce risk and protect cash flows.
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

Pursuant to authority under federal law, PHMSA has promulgated regulations requiring pipeline operators to develop and implement integrity management programs for certain gas and hazardous liquid pipelines that, in the event of a pipeline leak or rupture, could affect HCAs, which are areas where a release could have the most significant adverse consequences, including high population areas, certain drinking water sources and unusually sensitive ecological areas. These regulations require the operators of covered pipelines to: (i) perform ongoing assessments of pipeline integrity; (ii) identify and characterize applicable threats to pipeline segments that could impact HCAs; (iii) improve data collection, integration and analysis; (iv) repair and remediate the pipeline as necessary; and (v) implement preventive and mitigating actions. In addition, states have adopted regulations similar to existing PHMSA regulations for certain intrastate gas and hazardous liquid pipelines. At this time, we cannot predict the ultimate cost of compliance with these regulations, as the cost will vary significantly depending on the number and extent of any repairs or replacements of pipeline segments found to be necessary as a result of the pipeline integrity testing. The results of these tests could cause us to incur significant and unanticipated capital and operating expenditures for repairs or replacements of pipeline segments deemed necessary to ensure the safe and reliable operation of our pipelines. Moreover, the adoption of any new legislation or regulations that impose more stringent or costly pipeline integrity management standards could result in a material adverse effect on our results of operations or financial position.

Federal and state legislative and regulatory initiatives relating to pipeline safety that require the use of new or more stringent safety controls or result in more stringent enforcement of applicable legal requirements could subject us to increased capital costs, operational delays and costs of operation.

In June 2016, PHMSA’s statutory mandate regarding pipeline safety was extended through 2019, and PHMSA was given expanded authority to address unsafe pipeline conditions or practices that pose an imminent hazard to life, property, or the environment. The imposition of new safety requirements or any issuance or reinterpretation of guidance by PHMSA or any state agencies with respect thereto could require us to install new or modified safety controls, pursue additional capital projects or conduct maintenance programs on an accelerated basis, any or all of which tasks could result in us incurring increased operating costs that could have a material adverse effect on our results of operations or financial position. For example, in January 2017, PHMSA issued a final rule that significantly extends and expands the reach of certain PHMSA integrity management requirements, such as, for example, periodic assessments, leak detection and repairs, regardless of the pipeline’s proximity to a high consequence area. The final rule also imposes new reporting requirements for certain unregulated pipelines, including all hazardous liquid gathering lines. However, the date of implementation of this final rule by publication in the Federal Register is uncertain given the recent change in presidential administrations. Additionally, in March 2016, PHMSA announced a proposed rulemaking that would impose new or more stringent requirements for certain natural gas lines and gathering lines including, among other things, expanding certain of PHMSA’s current regulatory safety programs for natural gas pipelines in newly defined “moderate consequence areas” that contain as few as five dwellings within a potential impact area; requiring natural gas pipelines installed before 1970 and thus excluded from certain pressure testing obligations to be tested to determine their MAOP; and requiring certain onshore and offshore gathering lines in Class I areas to comply with damage prevention, corrosion control, public education, MAOP limits, line markers and emergency planning standards. Additional requirements proposed by this proposed rulemaking would increase PHMSA’s integrity management requirements and also require consideration of seismicity in evaluating threats to pipelines. Additionally, PHMSA and one or more state regulators, including the RRC, have in recent years expanded the scope of their regulatory inspections to include certain in-plant equipment and pipelines found within NGL fractionation facilities and associated storage facilities, to assess compliance with hazardous liquids pipeline safety requirements. To the extent that PHMSA and/or state regulatory agencies are successful in asserting their jurisdiction in this manner, midstream operators of NGL fractionation facilities and associated storage facilities may be required to make operational changes or modifications at their facilities to meet standards beyond current OSHA and EPA requirements, which changes or modifications may result in additional capital costs, possible operational delays and increased costs of operation that, in some instances, may be significant.

Some portions of our pipeline systems have been in service for several decades, and we have a limited ownership history with respect to certain of our assets. There could be unknown events or conditions or increased maintenance or repair expenses and downtime associated with our pipelines that could have a material adverse effect on our business and results of operations.

Some portions of the pipeline systems that we operate have been in service for many decades prior to our purchase. Consequently, there may be historical occurrences or latent issues regarding our pipeline systems that our executive management may be unaware of and that may have a material adverse effect on our business and results of operations. The age and condition of our pipeline systems could also result in increased maintenance or repair expenditures, and any downtime associated with increased maintenance and repair activities could materially reduce our revenue. Any significant increase in maintenance and repair expenditures or loss of revenue due to the age or condition of our pipeline systems could adversely affect our business and results of operations.

We are subject to stringent and comprehensive environmental laws and regulations that may expose us to significant costs and liabilities.

Our operations are subject to stringent and comprehensive federal, tribal, state and local environmental laws and regulations governing the discharge of materials into the environment or otherwise relate to environmental protection. These environmental laws and regulations may impose numerous obligations that are applicable to our operations, including: (i) the acquisition of permits to conduct regulated activities; (ii) restrictions on the types, quantities and concentrations of materials that can be released into the environment; (iii) limitations on the generation, management and disposal of waste; (iv) limitation or prohibition on construction and operating activities in environmentally sensitive areas such as wetlands, urban areas, wilderness regions and other protected areas; (v) requiring capital expenditures to limit or prevent releases of materials from our pipelines and facilities; and (vi) imposition of substantial liabilities for pollution resulting from our operations or existing at our owned or operated facilities. Numerous governmental authorities, such as the EPA and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, oftentimes requiring difficult and costly remedial or corrective actions. Failure to comply with these laws, regulations and permits or any newly adopted legal requirements may result in the assessment of sanctions and administrative, civil and criminal penalties, the imposition of investigatory, remedial or corrective action obligations, the incurrence of capital expenditures, the occurrence of delays in the permitting, development or expansion of projects, and the issuance of injunctions limiting or preventing some or all of our operations in particular areas.
We may incur significant environmental costs and liabilities in connection with our operations due to our handling of natural gas, NGLs and other petroleum products, because of air emissions and discharges related to our operations, and as a result of historical industry operations and waste disposal practices. For example, an accidental release as a result of our operations could subject us to substantial liabilities arising from environmental cleanup and restoration costs, claims made by owners of the properties through which our gathering or transportation systems pass, neighboring landowners, and other third parties for personal injury, natural resource and property damages, and fines or penalties for related violations of environmental laws or regulations. Joint and several strict liabilities may be incurred, without regard to fault, under certain of these environmental laws and regulations. In addition, stricter laws, regulations or enforcement policies could significantly increase our operational or compliance costs and the cost of any remediation that may become necessary, which could have a material adverse effect on our results of operations or financial condition. For example, regulatory initiatives targeting the reduction of certain air pollutants, such as ground level ozone or GHGs such as methane, or clarifying federal jurisdiction over waters of the United States that allegedly may broaden such jurisdiction in comparison to previous rulemakings have been proposed and/or adopted by the EPA but are currently subject to various legal impediments, including formalized opposition, lawsuits, and/or court stays. The adoption of these or any other laws, regulations or other legally enforceable mandates could increase our oil and natural gas customers’ operating and compliance costs as well as reduce the rate of production of oil or natural gas from operators with whom we have a business relationship, which could have a material adverse effect on our results of operations and cash flows.

In addition, the legal requirements related to the disposal of wastewater in underground injection wells are subject to change based on concerns of the public or governmental authorities regarding such disposal activities. One such concern relates to recent seismic events near injection wells used for the disposal of produced water resulting from oil and natural gas activities. In response to concerns regarding induced seismicity, regulators in some states have imposed, or are considering imposing, additional requirements in the permitting of produced water disposal wells or otherwise to assess any relationship between seismicity and the use of such wells. For example, Oklahoma issued new rules for wastewater disposal wells in 2014 that imposed certain permitting and operating restrictions and reporting requirements on disposal wells in proximity to faults and also, from time to time, is developing and implementing plans directing certain wells where seismic incidents have occurred to restrict or suspend disposal well operations. The Texas Railroad Commission adopted similar permitting, operating, and reporting rules for disposal wells in 2014. In addition, ongoing class action lawsuits, to which we are not currently a party, allege that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. These developments could result in additional regulation and restrictions on our use of injection wells, which could have a material adverse effect on our capital expenditures and operating costs, financial condition, and results of operations.

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

We have partial ownership interests in several joint venture legal entities which we do not operate or control. As a result, among other things, we may be unable to control the amount of cash we will receive or retain from the operation of these entities, and we could be required to contribute significant cash to fund our share of their operations, which could adversely affect our ability to distribute cash to our unitholders.

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
Further, in connection with the acquisition of our membership interest in Chipeta, we became party to the Chipeta LLC agreement. Among other things, the Chipeta LLC agreement provides that to the extent available, Chipeta will distribute available cash, as defined in the Chipeta LLC agreement, to its members quarterly in accordance with those members’ membership interests. Accordingly, we are required to distribute a portion of Chipeta’s cash balances, which are included in the cash balances in our consolidated balance sheets, to the other Chipeta member.

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

Our operations are subject to all of the risks and hazards inherent in gathering, processing, compressing, treating and transporting natural gas, crude oil and NGLs, including the following:

•	damage to pipelines and plants, related equipment and surrounding properties caused by hurricanes, tornadoes, floods, fires and other natural disasters and acts of terrorism;

•	inadvertent damage from construction, farm and utility equipment;

•	leaks or losses of hydrocarbons as a result of the malfunction of equipment or facilities;

•	fires and explosions (for example, see Items Affecting Comparability of Our Financial Results, under Part II, Item 7 of this Form 10-K for a discussion of the incident at our DBM complex); and

•	other hazards that could also result in personal injury, loss of life, pollution, natural resource damages and/or suspension of operations.

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

The successful execution of our growth strategy and other activities integral to our operations depends, in part, on our ability to attract and retain experienced engineering, operating, commercial and other professionals. Competition for such professionals has historically been intense. If we cannot retain our technical personnel or attract additional experienced technical personnel, our ability to compete could be adversely impacted.

We are required to deduct estimated future maintenance capital expenditures from operating surplus, which may result in less cash available for distribution to unitholders than if actual maintenance capital expenditures were deducted.

Our partnership agreement requires us to deduct estimated, rather than actual, maintenance capital expenditures from operating surplus. The amount of estimated maintenance capital expenditures deducted from operating surplus will be subject to review and change by the Special Committee of our Board of Directors at least once a year. In years when our estimated maintenance capital expenditures are higher than actual maintenance capital expenditures, the amount of cash available for distribution will be lower than if actual maintenance capital expenditures were deducted from operating surplus. If we underestimate the appropriate level of estimated maintenance capital expenditures, we may have less cash available for distribution in future periods when actual capital expenditures begin to exceed our previous estimates. Over time, if we do not set aside sufficient cash reserves or have sufficient sources of financing available to make the expenditures required to maintain our asset base, we may be unable to pay distributions at the anticipated level and could be required to reduce our distributions.

RISKS INHERENT IN AN INVESTMENT IN US

Anadarko, through its control of WGP, controls our general partner, which has sole responsibility for conducting our business and managing our operations. Anadarko, WGP and our general partner have conflicts of interest with, and may favor Anadarko’s interests to the detriment of, our unitholders.

Anadarko, through its control of WGP, controls our general partner and indirectly has the power to appoint all of the officers and directors of our general partner. Although our general partner has a duty to manage us in a manner that is beneficial to us and our unitholders, the directors and officers of our general partner have a fiduciary duty to manage our general partner in a manner that is beneficial to its owner, WGP, in which Anadarko holds a controlling general partner interest and an 81.6% limited partner interest. Conflicts of interest may arise between Anadarko, WGP and our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of Anadarko and WGP over our interests and the interests of our unitholders. These conflicts include the following situations, among others:

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

•
The officers of our general partner will also devote significant time to the business of Anadarko and will be compensated by Anadarko accordingly. For example, all of the equity incentive compensation currently provided to the officers of our general partner is tied to Anadarko’s common stock rather than our or WGP’s common units.

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

•	Our general partner has limited, and intends to continue to limit, its liability regarding our contractual and other obligations.

•	Our general partner may exercise its right to call and purchase all of the common units not owned by it and its affiliates if they own more than 80% of the common units.

•	Our general partner controls the enforcement of the obligations that it and its affiliates owe to us.

•	Our general partner decides whether to retain separate counsel, accountants or others to perform services for us.

•
Our general partner may elect to cause us to issue Class B units to it in connection with a resetting of the target distribution levels related to the IDRs without the approval of the Special Committee of the Board of Directors or our unitholders. This election may result in lower distributions to our common unitholders in certain situations.

Read Part III, Item 13 of this Form 10-K for additional information.

A reduction in Anadarko’s ownership interest in us may negatively impact its incentive to support the Partnership.

As discussed in Our Relationship with Anadarko Petroleum Corporation in Part I, Items 1 and 2 of this Form 10-K, we believe that one of our principal strengths is our relationship with Anadarko, and that Anadarko, through its significant indirect economic interest in us, will continue to be motivated to promote and support the successful execution of our business plan and to pursue projects that help to enhance the value of our business. In 2014, Anadarko began monetizing a portion of its investment in WGP, including the sale of an aggregate of 20,550,000 WGP common units and 9,200,000 tangible equity units, which partially consist of prepaid equity purchase contracts that can be settled in WGP common units. To the extent Anadarko’s net interest in us continues to diminish through the sale of its WGP holdings or otherwise, Anadarko may be less incentivized to grow our business by offering us assets or commercial arrangements. For example, a decrease in Anadarko’s net holdings in us could diminish its incentive to renew our commodity price swap agreements on terms as favorable as currently exist or at all. Accordingly, a decrease in Anadarko’s net holdings in us could have a material adverse effect on our business, results of operations, financial position and ability to grow or make cash distributions to our unitholders.

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

Prior to making distributions on our common units, we reimburse Anadarko, which controls our general partner, and its affiliates for expenses they incur on our behalf as determined by our general partner pursuant to the omnibus agreement. These expenses include all costs incurred by Anadarko and our general partner in managing and operating us, as well as the reimbursement of incremental general and administrative expenses we incur as a result of being a publicly traded partnership. Our partnership agreement provides that Anadarko will determine in good faith the expenses that are allocable to us. Our general partner may, in good faith, significantly increase the amount of reimbursable general and administrative expenses in the future and any decision to do so would reduce the amount of cash otherwise available for distributions to our unitholders.

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
In addition, because we distribute all of our available cash, our growth may not be as fast as that of businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per-unit distribution level. There are no limitations in our partnership agreement, the indenture governing the Notes or our RCF on our ability to issue additional units, including units ranking senior to the common units. The incurrence of additional commercial borrowings or other debt to finance our growth strategy would result in increased interest expense, which, in turn, may impact the available cash that we have to distribute to our unitholders.

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

(a)	approved by the Special Committee of the Board of Directors, although our general partner is not obligated to seek such approval;

(b)	approved by the vote of a majority of the outstanding common units, excluding any common units owned by our general partner and its affiliates;

(c)	on terms no less favorable to us than those generally being provided to or available from unrelated third parties; or

(d)	fair and reasonable to us, taking into account the totality of the relationships among the parties involved, including other transactions that may be particularly favorable or advantageous to us.

In connection with a situation involving a transaction with an affiliate or a conflict of interest, any determination by our general partner must be made in good faith. If an affiliate transaction or the resolution of a conflict of interest is not approved by our common unitholders or the Special Committee and the Board of Directors determines that the resolution or course of action taken with respect to the affiliate transaction or conflict of interest satisfies either of the standards set forth in subclauses (c) and (d) above, then it will be presumed that, in making its decision, the Board of Directors acted in good faith, and in any proceeding brought by or on behalf of any limited partner or the Partnership, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.

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

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders have no right on an annual or ongoing basis to elect our general partner or its Board of Directors. The Board of Directors is chosen by Anadarko (through its control of WGP). Furthermore, if the unitholders are dissatisfied with the performance of our general partner, they have little ability to remove our general partner. As a result of these limitations, the price at which the common units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price. Our partnership agreement also contains provisions limiting the ability of unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting the unitholders’ ability to influence the manner or direction of management.

Even if holders of our common units are dissatisfied, they cannot remove our general partner without its consent.

Unitholders are currently unable to remove our general partner without its consent because our general partner and its affiliates currently own a sufficient percentage of the outstanding units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding units (including general partner units, common units, Class C units and Series A Preferred units (on an as-converted basis)) voting together as a single class is required to remove our general partner. As of February 21, 2017, WGP owned a 29.9% limited partner interest in us. Other subsidiaries of Anadarko separately owned an aggregate 8.7% limited partner interest in us, consisting of common and Class C units. As such, Anadarko has the ability to prevent the removal of our general partner.

Our partnership agreement restricts the voting rights of certain unitholders owning 20% or more of our common units.

Unitholders’ voting rights are restricted by a provision of our partnership agreement providing that any person or group that owns 20% or more of any class of units then outstanding, other than our general partner, its affiliates, their transferees, the initial purchasers of the Series A Preferred units, but only with respect to their Series A Preferred units or the common units into which they are converted, and persons who acquired such units with the prior approval of the Board of Directors, cannot vote on any matter.

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

The holders of our Series A Preferred units are entitled to certain rights that are senior to the rights of holders of common and Class C units, such as rights to distributions and rights upon liquidation of the Partnership. No payment or distribution on any junior equity security of the Partnership, including common and Class C units, for any quarter is permitted prior to the payment in full of the Series A Preferred unit distribution (including any outstanding arrearages). These preferences could adversely affect the market price for our common units, or could make it more difficult for us to issue and sell common units in the future. In addition, distributions on the Series A Preferred units accrue and are cumulative, at a quarterly rate of $0.68 per unit, and the Series A Preferred units are convertible into common units by the holders or by us in certain circumstances. Our obligation to pay distributions on the Series A Preferred units, or on the common units issued following the conversion of the Series A Preferred units, could impact our liquidity and reduce the amount of cash flow available for working capital, capital expenditures, growth opportunities, acquisitions and other general partnership purposes. Our obligations to the holders of Series A Preferred units could also limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition. In addition, the holders of our Series A Preferred units may convert the Series A Preferred units into common units on a one-for-one basis at any time after the second anniversary of the issuance date, in whole or in part, subject to certain conversion thresholds. Similarly, the Partnership may convert the Series A Preferred units at any time after the third anniversary of the issuance date, in whole or in part, subject to certain conversion thresholds. If a substantial portion of the Series A Preferred units are converted into common units, common unitholders could experience significant dilution. Further, if holders of converted Series A Preferred units dispose of a substantial portion of such common units in the public market, whether in a single transaction or series of transactions, it could adversely affect the market price for our common units. These sales, or the possibility that these sales may occur, could make it more difficult for us to sell our common units in the future.

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

As of February 21, 2017, WGP held 50,132,046 common units and other subsidiaries of Anadarko held 2,011,380 common units and 12,537,100 Class C units. Additionally, the Class C units are entitled to receive distributions in the form of additional Class C units, which will increase the number of our common and Class C units owned by affiliates over time. The sale of any or all of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market on which common units are traded.

Our general partner has a limited call right that may require existing unitholders to sell their units at an undesirable time or price.

If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price that is not less than their then-current market price. As a result, existing unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. Existing unitholders may also incur a tax liability upon a sale of their units. As of February 21, 2017, WGP owned a 29.9% limited partner interest in us, and other subsidiaries of Anadarko held an aggregate 8.7% limited partner interest in us, consisting of common and Class C units.

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

Moreover, treatment of us as an investment company would prevent our qualification as a partnership for federal income tax purposes, in which case we would be treated as a corporation for federal income tax purposes. As a result, we would pay federal, and possibly state, income taxes on our taxable income at the corporate tax rates, distributions to our unitholders would generally be taxed again as corporate distributions and none of our income, gains, losses or deductions would flow through to our unitholders. If we were taxed as a corporation, our cash available for distribution to our unitholders would be substantially reduced. Therefore, treatment of us as an investment company would result in a material reduction in the anticipated cash flows and after-tax return to the unitholders, likely causing a substantial reduction in the value of our common units.

The market price of our common units could be volatile due to a number of factors, many of which are beyond our control.

The market price of our common units could be subject to wide fluctuations in response to a number of factors, most of which we cannot control, including the following:

•	changes in investor or analyst estimates of Anadarko’s and our financial performance or our future distribution growth;

•	the public’s reaction to Anadarko’s or our press releases, announcements and filings with the SEC;

•	legislative or regulatory changes affecting our status as a partnership for federal income tax purposes;

•	fluctuations in broader securities market prices and volumes, particularly among securities of midstream companies and securities of publicly traded limited partnerships;

•	changes in market valuations of similar companies;

•	departures of key personnel;

•	commencement of or involvement in litigation;

•	variations in our quarterly results of operations or those of other midstream companies;

•	variations in the amount of our quarterly cash distributions;

•	future issuances and sales of our common units; and

•	changes in general conditions in the U.S. economy, financial markets or the midstream industry.

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
Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on us. At the state level, several states have been evaluating ways to subject partnerships to entity-level taxation through the imposition of state income or franchise taxes, or other forms of taxation. For example, we are required to pay Texas margin tax on our gross income apportioned to Texas. Imposition of a similar tax on us in other jurisdictions to which we may expand our operations could substantially reduce the cash available for distribution to our unitholders.

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. From time to time, members of Congress propose and consider substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships. Although there is no current legislative proposal, a prior legislative proposal would have eliminated the qualifying income exception to the treatment of all publicly traded partnerships as corporations, upon which we rely for our treatment as a partnership for U.S. federal income tax purposes.
Any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any similar or future legislative changes could negatively impact the value of an investment in our common units.
In addition, on January 24, 2017, final regulations regarding which activities give rise to qualifying income within the meaning of Section 7704 of the Code (the “Final Regulations”) were published in the Federal Register. We do not believe the Final Regulations affect our ability to be treated as a partnership for U.S. federal income tax purposes.

If the IRS were to contest the federal income tax positions we take, it may adversely impact the market for our common units, and the costs of any such contest would reduce cash available for distribution to our unitholders.

We have not requested a ruling from the IRS with respect to the pricing of our related party agreements with Anadarko or any other matter affecting us. The IRS may adopt positions that differ from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with some or all of the positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade. Moreover, the costs of any contest with the IRS will result in a reduction in cash available for distribution to our unitholders and thus will be borne indirectly by our unitholders.

If the IRS makes audit adjustments to our income tax returns for tax years beginning after December 31, 2017, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustments directly from us, in which case our cash available for distribution to our unitholders might be substantially reduced.

Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us. To the extent possible under the new rules, our general partner may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, issue a revised Schedule K-1 to each unitholder with respect to an audited and adjusted return. Although our general partner may elect to have our unitholders take such audit adjustment into account in accordance with their respective interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. As a result, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, our cash available for distribution to our unitholders might be substantially reduced. These rules are not applicable for tax years beginning on or prior to December 31, 2017.

Our unitholders are required to pay taxes on their share of our income even if they do not receive any cash distributions from us.

Our unitholders are required to pay any U.S. federal income taxes and, in some cases, state and local income taxes on their share of our taxable income whether or not they receive cash distributions from us. For example, if we sell assets and use the proceeds to repay existing debt or fund capital expenditures, unitholders may be allocated taxable income and gain resulting from the sale, and our cash available for distribution would not increase. Similarly, taking advantage of opportunities to reduce our existing debt, such as debt exchanges, debt repurchases, or modifications of our existing debt could result in “cancellation of indebtedness income” being allocated to our unitholders as taxable income without any increase in our cash available for distribution. Our unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability that results from that income.

Tax gain or loss on the disposition of our common units could be more or less than expected.

If a unitholder sells common units, the unitholder will recognize a gain or loss equal to the difference between the amount realized and that unitholder’s tax basis in those common units. Because distributions in excess of a unitholder’s allocable share of our net taxable income result in a decrease in that unitholder’s tax basis in its common units, the amount, if any, of such prior excess distributions with respect to the units sold will, in effect, become taxable income to that unitholder, if that unitholder sells such units at a price greater than that unitholder’s tax basis in those units, even if the price received is less than their original cost. In addition, because the amount realized includes a unitholder’s share of our nonrecourse liabilities, if they sell their units, unitholders may incur a tax liability in excess of the amount of cash they receive from the sale.
A substantial portion of the amount realized from a unitholder’s sale of units, whether or not representing gain, may be taxed as ordinary income due to potential recapture of items, including depreciation recapture. Thus, a unitholder may recognize both ordinary income and capital loss from the sale of units if the amount realized on the sale is less than the unitholder’s adjusted basis in the units. Net capital loss may only offset capital gains and, in the case of individuals, up to $3,000 of ordinary income per year. In the taxable period in which a unitholder sells units, the unitholder may recognize ordinary income from our allocations of income and gain prior to the sale and from recapture items, which generally cannot be offset by any capital loss recognized upon the sale of units.

Tax-exempt entities and non-U.S. persons face unique tax issues from owning common units that may result in adverse tax consequences to them.

Investments in common units by tax-exempt entities, such as employee benefit plans, individual retirement accounts (or “IRAs”), and non-U.S. persons raise issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Allocations and/or distributions to non-U.S. persons are subject to withholding taxes imposed at the highest effective tax rate applicable to such non-U.S. persons, and each non-U.S. person will be required to file U.S. federal tax returns and pay tax on its share of our taxable income. Any tax-exempt entity or a non-U.S. person should consult its tax advisor before investing in our common units.

We treat each purchaser of our common units as having the same tax benefits without regard to the common units actually purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.

Because we cannot match transferors and transferees of common units, we have adopted depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to our unitholders. It also could affect the timing of these tax benefits or the amount of gain from any sale of common units and could negatively impact the value of our common units or result in audit adjustments to a unitholder’s tax returns.

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

We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month (the “Allocation Date”), instead of on the basis of the date a particular common unit is transferred. Similarly, we generally allocate certain deductions for depreciation of capital gain or loss realized on a sale or other disposition of our assets and, in the discretion of the general partner, any other extraordinary item of income, gain, loss or deduction based upon ownership on the Allocation Date. Treasury Regulations allow a similar monthly simplifying convention, but such regulations do not specifically authorize all aspects of our proration method. If the IRS were to challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

A unitholder whose common units are the subject of a securities loan (e.g., a loan to a “short seller” to cover a short sale of common units) may be considered to have disposed of those common units. If so, the unitholder would no longer be treated for tax purposes as a partner with respect to those common units during the period of the loan and may recognize gain or loss from the disposition.

Because there are no specific rules governing the federal income tax consequences of loaning a partnership interest, a unitholder whose common units are the subject of a securities loan may be considered to have disposed of the loaned units. In that case, the unitholder may no longer be treated for tax purposes as a partner with respect to those common units during the period of the loan and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those common units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those common units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a securities loan are urged to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their common units.

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
A successful IRS challenge to these methods or allocations could adversely affect the timing or amount of taxable income or loss allocated to our unitholders. It also could affect the amount of gain from our unitholders’ sale of common units and could negatively impact the value of the common units or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions.

The sale or exchange of 50% or more of our capital and profits interests during any twelve-month period will result in the termination of our partnership for federal income tax purposes.

We will be considered to have terminated as a partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. WGP directly and indirectly owns a significant portion of the total interest in our capital and profits. Therefore, a transfer by WGP of all or a portion of its interests in us (or a constructive termination of WGP) could, in conjunction with the trading of common units held by the public, result in a termination of our partnership for federal income tax purposes. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once.
Our termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns for one calendar year and could result in a significant deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than the calendar year, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in taxable income for the unitholder’s taxable year that includes our termination. Our termination would not affect our classification as a partnership for federal income tax purposes, but it would result in our being treated as a new partnership for U.S. federal income tax purposes following the termination. If we were treated as a new partnership, we would be required to make new tax elections and could be subject to penalties if we were unable to determine that a termination occurred. The IRS has announced a relief procedure whereby if a publicly traded partnership that has technically terminated requests and the IRS grants special relief, among other things, the partnership may be permitted to provide only a single Schedule K-1 to unitholders for the two short tax periods included in the year in which the termination occurs.

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

Item 1B.  Unresolved Staff Comments

None.

Item 3.  Legal Proceedings

WGR Operating, LP, one of our subsidiaries, is currently in negotiations with the EPA with respect to alleged non-compliance with the leak detection and repair requirements of the federal Clean Air Act at its Granger, Wyoming facility. Although management cannot predict the outcome of settlement discussions, management believes that it is reasonably likely a resolution of this matter will result in a fine or penalty in excess of $100,000.
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

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2016
High Price	$60.44	$55.24	$53.45	$48.50
Low Price	52.52	46.85	39.73	25.40
Distribution per common unit	0.860	0.845	0.830	0.815
2015
High Price	$54.35	$65.23	$74.30	$74.45
Low Price	36.70	43.88	62.21	62.71
Distribution per common unit	0.800	0.775	0.750	0.725

As of February 21, 2017, there were 23 unitholders of record of our common units. This number does not include unitholders whose units are held in trust by other entities. The actual number of unitholders is greater than the number of holders of record. We have also issued 2,583,068 general partner units, 12,537,100 Class C units and 21,922,831 Series A Preferred units; there is no established public trading market for any such units. All general partner units are held by our general partner, all Class C units are held by a subsidiary of Anadarko and all Series A Preferred units are held by private investors.

OTHER SECURITIES MATTERS

Unregistered sales of equity securities and use of proceeds. During the quarter ended December 31, 2016, the Partnership issued 197,699 PIK Class C units with an implied fair value of $11.1 million to AMH, the holder of the Class C units. No proceeds were received as consideration for the issuance of the PIK Class C units. The PIK Class C units were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. All outstanding Class C units will convert into common units on a one-for-one basis on December 31, 2017, unless the Partnership elects to convert such units earlier or Anadarko extends the conversion date. For more information, see Note 3—Partnership Distributions and Note 4—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Securities authorized for issuance under equity compensation plans. In connection with the closing of our IPO, our general partner adopted the WES LTIP, which permits the issuance of up to 2,250,000 units, of which 2,120,711 units remained available for future issuance as of December 31, 2016. Phantom unit grants under the WES LTIP have been made to each of the independent directors of our general partner and certain employees. Read the information under Part III, Item 12 of this Form 10-K, which is incorporated by reference into this Item 5.

SELECTED INFORMATION FROM OUR PARTNERSHIP AGREEMENT

Set forth below is a summary of the significant provisions of our partnership agreement that relate to cash distributions and the IDRs.

Available cash. Our partnership agreement requires us to distribute all of our available cash (as defined in our partnership agreement) to unitholders of record on the applicable record date within 45 days of the end of each quarter. The amount of available cash generally is all cash on hand at the end of the quarter, plus, at the discretion of our general partner, working capital borrowings made subsequent to the end of such quarter, less the amount of cash reserves established by our general partner to provide for the proper conduct of our business, including reserves to fund future capital expenditures; to comply with applicable laws, debt instruments or other agreements; or to provide funds for distributions to our unitholders, and to our general partner for any one or more of the next four quarters. Working capital borrowings generally include borrowings made under a credit facility or similar financing arrangement. Working capital borrowings may only be those that, at the time of such borrowings, were intended to be repaid within 12 months. In all cases, working capital borrowings are used solely for working capital purposes or to fund distributions to partners. Class C units are disregarded with respect to distributions of available cash until they are converted to common units.

General partner interest and incentive distribution rights. As of December 31, 2016, our general partner was entitled to 1.5% of all quarterly distributions that we make prior to our liquidation and, as the holder of the IDRs, was entitled to incentive distributions at the maximum distribution sharing percentage of 48.0% for all periods presented, after the minimum quarterly distribution and the target distribution levels had been achieved. The maximum distribution sharing percentage of 49.5% does not include any distributions that our general partner may receive on common units that it may acquire.

Item 6.  Selected Financial and Operating Data

The following Summary Financial Information table shows our selected financial and operating data, which are derived from our consolidated financial statements for the periods and as of the dates indicated.
The term “Partnership assets” refers to the assets owned and interests accounted for under the equity method by us as of December 31, 2016 (see Note 9—Equity Investments in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K). Because Anadarko controls us through its ownership and control of WGP, which owns the entire interest in our general partner, each of our acquisitions of Partnership assets from Anadarko has been considered a transfer of net assets between entities under common control. As such, the Partnership assets we acquired from Anadarko were initially recorded at Anadarko’s historic carrying value, which did not correlate to the total acquisition price paid by us (see Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K). Further, after an acquisition of Partnership assets from Anadarko, we may be required to recast our financial statements to include the activities of such Partnership assets from the date of common control. For those periods requiring recast, the consolidated financial statements for periods prior to our acquisition of Partnership assets from Anadarko have been prepared from Anadarko’s historical cost-basis accounts and may not necessarily be indicative of the actual results of operations that would have occurred if we had owned the Partnership assets during the periods reported. For ease of reference, we refer to the historical financial results of the Partnership assets prior to our acquisitions from Anadarko as being “our” historical financial results.

Acquisitions. The following table presents the acquisitions completed by the Partnership since its inception through December 31, 2016. Our consolidated financial statements include the combined financial results and operations for: (i) affiliate acquisitions for all periods presented and (ii) third-party acquisitions since the acquisition date. See Note 14—Subsequent Events in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

	Acquisition Date	Percentage Acquired	Affiliate or Third-party Acquisition
Initial assets (1)	05/14/2008	100%	Anadarko
Powder River assets (2)	12/19/2008	Various (2)	Anadarko
Chipeta	07/01/2009	51%	Anadarko
Granger	01/29/2010	100%	Anadarko
Wattenberg	08/02/2010	100%	Anadarko
White Cliffs (3)	09/28/2010	10%	Various (3)
Platte Valley	02/28/2011	100%	Third party
Bison	07/08/2011	100%	Anadarko
MGR	01/13/2012	100%	Anadarko
Chipeta (4)	08/01/2012	24%	Anadarko
Non-Operated Marcellus Interest	03/01/2013	33.75%	Anadarko
Anadarko-Operated Marcellus Interest	03/08/2013	33.75%	Third party
Mont Belvieu JV	06/05/2013	25%	Third party
OTTCO	09/03/2013	100%	Third party
TEFR Interests (5)	03/03/2014	Various (5)	Anadarko
DBM	11/25/2014	100%	Third party
DBJV	03/02/2015	100%	Anadarko
Springfield	03/14/2016	100%	Anadarko

(1)	Concurrently with the closing of our IPO, Anadarko contributed the initial assets to us.

(2)	Acquired the Powder River assets, which included (i) the Hilight system, (ii) a 50% interest in the Newcastle system and (iii) a 14.81% membership interest in Fort Union.

(3)	Acquired a 10% interest in White Cliffs, which consisted of a 9.6% third-party interest and a 0.4% interest from Anadarko.

(4)	Acquired Anadarko’s then-remaining 24% membership interest in Chipeta, receiving distributions related to the additional interest effective July 1, 2012.

(5)	Acquired a 20% interest in each of TEG and TEP and a 33.33% interest in FRP.

Divestitures. In October 2016, the Hugoton system, located in Southwest Kansas and Oklahoma, was sold to a third party. In July 2015, the Dew and Pinnacle systems in East Texas were sold to a third party. See Note 14—Subsequent Events in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

The information in the following table should be read together with the Consolidated Financial Statements and Notes to Consolidated Financial Statements, which are included under Part II, Item 8 of this Form 10-K, and with the information under the captions How We Evaluate Our Operations, Items Affecting the Comparability of Our Financial Results, Results of Operations, and Key Performance Metrics under Part II, Item 7 of this Form 10-K:

thousands except per-unit data, throughput, Adjusted gross margin per Mcf and Adjusted gross margin per Bbl	Summary Financial Information
	2016	2015	2014	2013	2012
Statement of Operations Data (for the year ended):
Total revenues	$1,804,270	$1,752,072	$1,533,377	$1,200,060	$998,031
Operating income (loss)	708,208	157,330	554,731	325,619	228,226
Net income (loss)	602,294	14,207	456,668	288,244	170,532
Net income attributable to noncontrolling interest	10,963	10,101	14,025	10,816	14,890
Net income (loss) attributable to Western Gas Partners, LP	591,331	4,106	442,643	277,428	155,642
Net income (loss) per common unit (basic)	1.74	(1.95)	2.13	1.83	0.84
Net income (loss) per common unit (diluted)	1.74	(1.95)	2.12	1.83	0.84
Distributions per unit	3.350	3.050	2.650	2.280	1.960
Balance Sheet Data (at year end):
Total assets	$7,733,028	$7,301,197	$7,549,785	$5,328,224	$4,472,834
Total long-term liabilities	3,281,944	3,147,681	2,699,244	1,659,229	1,373,766
Total equity and partners’ capital	4,135,779	3,918,028	4,568,462	3,422,675	2,865,352
Cash Flow Data (for the year ended):
Net cash flows provided by (used in):
Operating activities	$917,585	$785,645	$694,495	$601,335	$409,448
Investing activities	(1,105,534)	(500,277)	(2,740,175)	(1,858,912)	(1,633,408)
Financing activities	447,841	(254,389)	2,011,970	938,324	1,417,380
Capital expenditures	(473,858)	(637,503)	(804,822)	(851,771)	(913,834)
Throughput (MMcf/d except throughput measured in barrels):
Total throughput for natural gas assets	4,064	4,300	3,984	3,611	3,211
Throughput attributable to noncontrolling interest for natural gas assets	124	142	165	168	228
Total throughput attributable to Western Gas Partners, LP for natural gas assets	3,940	4,158	3,819	3,443	2,983
Throughput for crude/NGL assets (MBbls/d)	184	186	154	62	44
Key Performance Metrics (for the year ended): (1)
Adjusted gross margin attributable to Western Gas Partners, LP for natural gas assets	$1,194,877	$1,119,555	$993,397	$775,040	$615,177
Adjusted gross margin for crude/NGL assets	142,566	131,492	103,102	31,664	20,776
Adjusted gross margin per Mcf attributable to Western Gas Partners, LP for natural gas assets	0.83	0.74	0.71	0.62	0.56
Adjusted gross margin per Bbl for crude/NGL assets	2.11	1.93	1.84	1.40	1.29
Adjusted EBITDA attributable to Western Gas Partners, LP	1,028,208	907,568	782,900	539,401	428,986
Distributable cash flow	852,446	781,383	661,133	455,238	355,559

(1)
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
The term “Partnership assets” refers to the assets owned and interests accounted for under the equity method (see Note 9—Equity Investments in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K) by us as of December 31, 2016. Because Anadarko controls us through its ownership and control of WGP, which owns the entire interest in our general partner, each of our acquisitions of Partnership assets from Anadarko has been considered a transfer of net assets between entities under common control. As such, the Partnership assets we acquired from Anadarko were initially recorded at Anadarko’s historic carrying value, which did not correlate to the total acquisition price paid by us (see Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K). Further, after an acquisition of Partnership assets from Anadarko, we may be required to recast our financial statements to include the activities of such Partnership assets from the date of common control. For those periods requiring recast, the consolidated financial statements for periods prior to our acquisition of the Partnership assets from Anadarko have been prepared from Anadarko’s historical cost-basis accounts and may not necessarily be indicative of the actual results of operations that would have occurred if we had owned the Partnership assets during the periods reported. For ease of reference, we refer to the historical financial results of the Partnership assets prior to our acquisitions from Anadarko as being “our” historical financial results.
EXECUTIVE SUMMARY

We are a growth-oriented Delaware MLP formed by Anadarko to acquire, own, develop and operate midstream energy assets. We currently own or have investments in assets located in the Rocky Mountains (Colorado, Utah and Wyoming), North-central Pennsylvania and Texas. We are engaged in the business of gathering, compressing, treating, processing and transporting of natural gas, and gathering, stabilizing and transporting condensate, NGLs and crude oil. We are also currently constructing two produced-water disposal systems in West Texas, which are expected to be placed in service during the second quarter of 2017. We provide these midstream services for Anadarko, as well as for third-party producers and customers. As of December 31, 2016, our assets and investments consisted of the following:

	Owned and Operated	Operated Interests	Non-Operated Interests	Equity Interests
Gathering systems	11	4	5	2
Treating facilities	12	12	—	3
Natural gas processing plants/trains	20	5	—	2
NGL pipelines	2	—	—	3
Natural gas pipelines	5	—	—	—
Oil pipelines	—	1	—	1

Significant financial and operational events during the year ended December 31, 2016, included the following:

•
We completed the acquisition of Springfield from Anadarko for cash and common unit consideration totaling $750.0 million. See Acquisitions and Divestitures under Part I, Items 1 and 2 of this Form 10-K for additional information.

•
We issued 21,922,831 Series A Preferred units to private investors, generating net proceeds of $686.9 million, a portion of which was used to fund the acquisition of Springfield. See Equity Offerings under Part I, Items 1 and 2 of this Form 10-K for additional information.

•
We completed the offering of $500.0 million aggregate principal amount of 2026 Notes in July 2016 and an offering of an additional $200.0 million in aggregate principal amount of 2044 Notes in October 2016. Net proceeds were used to repay amounts then outstanding under our RCF and for general partnership purposes, including capital expenditures. See Liquidity and Capital Resources within this Item 7 for additional information.

•
We commenced operation of Trains IV and V at the DBM complex in May 2016 and October 2016, respectively. Both are 200 MMcf/d processing plants. Further, after sustaining damage during the December 3, 2015, incident at the DBM complex, Train II (with capacity of 100 MMcf/d) returned to service in December 2016 and Train III (with capacity of 200 MMcf/d) returned to service in May 2016.

•
We received $33.8 million in cash proceeds from insurers related to the incident at the DBM complex, including $16.3 million for business interruption insurance claims and $17.5 million for property insurance claims. See Items Affecting the Comparability of Our Financial Results within this Item 7 for additional information.

•
We raised our distribution to $0.860 per unit for the fourth quarter of 2016, representing a 2% increase over the distribution for the third quarter of 2016 and an 8% increase over the distribution for the fourth quarter of 2015.

•
Throughput attributable to Western Gas Partners, LP for natural gas assets totaled 3,940 MMcf/d for the year ended December 31, 2016, representing a 5% decrease compared to the year ended December 31, 2015.

•	Throughput for crude/NGL assets totaled 184 MBbls/d for the year ended December 31, 2016, representing a 1% decrease compared to the year ended December 31, 2015.

•	Operating income (loss) was $708.2 million for the year ended December 31, 2016, representing a 350% increase compared to the year ended December 31, 2015.

•
Adjusted gross margin attributable to Western Gas Partners, LP for natural gas assets (as defined under the caption How We Evaluate Our Operations within this Item 7) averaged $0.83 per Mcf for the year ended December 31, 2016, representing a 12% increase compared to the year ended December 31, 2015.

•
Adjusted gross margin for crude/NGL assets (as defined under the caption How We Evaluate Our Operations within this Item 7) averaged $2.11 per Bbl for the year ended December 31, 2016, representing a 9% increase compared to the year ended December 31, 2015.

OUR OPERATIONS

Our results are driven primarily by the volumes of natural gas, NGLs and crude oil we service through our systems. For the year ended December 31, 2016, 68% of our total revenues and 47% of our throughput (excluding equity investment throughput) were attributable to transactions with Anadarko. We also recognized capital contributions from Anadarko of $45.8 million related to the above-market component of our commodity price swap agreements with Anadarko (see Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K). We receive significant dedications from our largest customer, Anadarko. With respect to our Wattenberg, Haley, Helper and Clawson gathering systems, Anadarko has made dedications to us that will continue to expand as long as additional wells are connected to these gathering systems.
In our operations, we contract with producers and customers to provide midstream services focused on natural gas, NGLs and crude oil. We gather natural gas from individual wells located near our gathering systems and connect wells to gathering lines through which natural gas may be compressed and delivered to a processing plant, treating facility or downstream pipeline, and ultimately to end users. We treat a significant portion of the natural gas that we gather so that it will satisfy required specifications for pipeline transportation. We also gather crude oil from individual wells located near our gathering systems, and in some cases, treat or stabilize the crude oil to satisfy required specifications for pipeline transportation.
For the year ended December 31, 2016, 94% of our Adjusted gross margin was attributable to fee-based contracts, under which a fixed fee is received based on the volume or thermal content of the natural gas and on the volume of NGLs and oil we gather, process, treat or transport. This type of contract provides us with a relatively stable revenue stream that is not subject to direct commodity price risk, except to the extent that (i) we retain and sell drip condensate that is recovered during the gathering of natural gas from the wellhead or (ii) actual recoveries differ from contractual recoveries under a limited number of processing agreements.
For the year ended December 31, 2016, 6% of our Adjusted gross margin was attributable to percent-of-proceeds and keep-whole contracts, pursuant to which we have commodity price exposure. See How We Evaluate Our Operations under Part II, Item 7 of this Form 10-K. A majority of the commodity price risk associated with our percent-of-proceeds and keep-whole contracts is hedged under commodity price swap agreements with Anadarko, with such agreements set to expire on December 31, 2017. For the year ended December 31, 2016, 99% of our Adjusted gross margin was derived from either long-term, fee-based contracts or from percent-of-proceeds or keep-whole agreements that were hedged with commodity price swap agreements. See Risk Factors under Part I, Item 1A and Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
We also have indirect exposure to commodity price risk in that the relatively volatile commodity price environment has caused and may continue to cause our current or potential customers to delay drilling or shut in production in certain areas, which would reduce the volumes of hydrocarbons available for our systems. We also bear a limited degree of commodity price risk through settlement of imbalances. Read Item 7A. Quantitative and Qualitative Disclosures About Market Risk under Part II of this Form 10-K.
As a result of our acquisitions from Anadarko and third parties, our results of operations, financial position and cash flows may vary significantly for 2016, 2015 and 2014 as compared to future periods. See the caption Items Affecting the Comparability of Our Financial Results, set forth below in this Item 7.

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

Throughput. Throughput is an essential operating variable we use in assessing our ability to generate revenues. In order to maintain or increase throughput on our gathering and processing systems, we must connect additional wells to our systems. Our success in maintaining or increasing throughput is impacted by the successful drilling of new wells by producers that are dedicated to our systems, recompletions of existing wells connected to our systems, our ability to secure volumes from new wells drilled on non-dedicated acreage and our ability to attract natural gas, NGL or crude oil volumes currently serviced by our competitors. During the year ended December 31, 2016, we added 226 receipt points to our systems.

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

General and administrative expenses. To help ensure the appropriateness of our general and administrative expenses and maximize our cash available for distribution, we monitor such expenses through comparison to prior periods, to the annual budget approved by our Board of Directors, as well as to general and administrative expenses incurred by similar midstream companies. Pursuant to the omnibus agreement, Anadarko and the general partner perform centralized corporate functions for us. General and administrative expenses for periods prior to our acquisition of the Partnership assets include costs allocated by Anadarko in the form of a management services fee, which approximated the general and administrative costs incurred by Anadarko attributable to the Partnership assets. For periods subsequent to our acquisition of the Partnership assets, Anadarko is no longer compensated for corporate services through a management services fee. Instead, allocations and reimbursements of general and administrative expenses are determined by Anadarko in its reasonable discretion, in accordance with our partnership and omnibus agreements. Amounts required to be reimbursed to Anadarko under the omnibus agreement also include those expenses attributable to our status as a publicly traded partnership, such as the following:

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

See further detail in Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Non-GAAP financial measures

Adjusted gross margin attributable to Western Gas Partners, LP. We define Adjusted gross margin attributable to Western Gas Partners, LP (“Adjusted gross margin”) as total revenues and other, less cost of product and reimbursements for electricity-related expenses recorded as revenue, plus distributions from equity investments and excluding the noncontrolling interest owner’s proportionate share of revenue and cost of product. We believe Adjusted gross margin is an important performance measure of the core profitability of our operations, as well as our operating performance as compared to that of other companies in our industry. Cost of product expenses include (i) costs associated with the purchase of natural gas and NGLs pursuant to our percent-of-proceeds and keep-whole processing contracts, (ii) costs associated with the valuation of our gas imbalances, and (iii) costs associated with our obligations under certain contracts to redeliver a volume of natural gas to shippers, which is thermally equivalent to condensate retained by us and sold to third parties. These expenses are subject to variability, although a majority of our exposure to commodity price risk inherent in our percent-of-proceeds and keep-whole contracts is mitigated through our commodity price swap agreements with Anadarko. For a discussion of commodity price swap agreements, see Risk Factors under Part I, Item 1A and Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
To facilitate investor and industry analyst comparisons between us and our peers, we also disclose Adjusted gross margin per Mcf attributable to Western Gas Partners, LP for natural gas assets and Adjusted gross margin per Bbl for crude/NGL assets. See Key Performance Metrics within this Item 7.

Adjusted EBITDA attributable to Western Gas Partners, LP. We define Adjusted EBITDA attributable to Western Gas Partners, LP (“Adjusted EBITDA”) as net income (loss) attributable to Western Gas Partners, LP, plus distributions from equity investments, non-cash equity-based compensation expense, interest expense, income tax expense, depreciation and amortization, impairments, and other expense (including lower of cost or market inventory adjustments recorded in cost of product), less gain (loss) on divestiture and other, net, income from equity investments, interest income, income tax benefit, and other income. We believe that the presentation of Adjusted EBITDA provides information useful to investors in assessing our financial condition and results of operations and that Adjusted EBITDA is a widely accepted financial indicator of a company’s ability to incur and service debt, fund capital expenditures and make distributions. Adjusted EBITDA is a supplemental financial measure that management and external users of our consolidated financial statements, such as industry analysts, investors, commercial banks and rating agencies, use to assess the following, among other measures:

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
While Distributable cash flow is a measure we use to assess our ability to make distributions to our unitholders, it should not be viewed as indicative of the actual amount of cash that we have available for distributions or that we plan to distribute for a given period. Furthermore, to the extent Distributable cash flow includes realized amounts recorded as capital contributions from Anadarko attributable to activity under our commodity price swap agreements, it is not a reflection of our ability to generate cash from operations.

Reconciliation to non-GAAP measures. Adjusted gross margin, Adjusted EBITDA and Distributable cash flow are not defined in GAAP. The GAAP measure used by us that is most directly comparable to Adjusted gross margin is operating income (loss), while net income (loss) attributable to Western Gas Partners, LP and net cash provided by operating activities are the GAAP measures used by us that are most directly comparable to Adjusted EBITDA. The GAAP measure used by us that is most directly comparable to Distributable cash flow is net income (loss) attributable to Western Gas Partners, LP. Our non-GAAP financial measures of Adjusted gross margin, Adjusted EBITDA and Distributable cash flow should not be considered as alternatives to the GAAP measures of operating income (loss), net income (loss) attributable to Western Gas Partners, LP, net cash provided by operating activities or any other measure of financial performance presented in accordance with GAAP. Adjusted gross margin, Adjusted EBITDA and Distributable cash flow have important limitations as analytical tools because they exclude some, but not all, items that affect operating income (loss), net income (loss) attributable to Western Gas Partners, LP and net cash provided by operating activities. Adjusted gross margin, Adjusted EBITDA and Distributable cash flow should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Our definitions of Adjusted gross margin, Adjusted EBITDA and Distributable cash flow may not be comparable to similarly titled measures of other companies in our industry, thereby diminishing their utility.
Management compensates for the limitations of Adjusted gross margin, Adjusted EBITDA and Distributable cash flow as analytical tools by reviewing the comparable GAAP measures, understanding the differences between Adjusted gross margin, Adjusted EBITDA and Distributable cash flow compared to (as applicable) operating income (loss), net income (loss) attributable to Western Gas Partners, LP and net cash provided by operating activities, and incorporating this knowledge into its decision-making processes. We believe that investors benefit from having access to the same financial measures that our management uses in evaluating our operating results.
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

	Year Ended December 31,
thousands	2016	2015	2014
Reconciliation of Operating income (loss) to Adjusted gross margin attributable to Western Gas Partners, LP
Operating income (loss)	$708,208	$157,330	$554,731
Add:
Distributions from equity investments	103,423	98,298	81,022
Operation and maintenance	308,010	331,972	293,710
General and administrative	45,591	41,319	38,561
Property and other taxes	40,145	33,288	28,889
Depreciation and amortization	272,933	272,611	211,809
Impairments	15,535	515,458	5,125
Less:
Gain (loss) on divestiture and other, net	(14,641)	57,024	(9)
Proceeds from business interruption insurance claims	16,270	—	—
Equity income, net – affiliates	78,717	71,251	57,836
Reimbursed electricity-related charges recorded as revenues	59,733	54,175	39,338
Adjusted gross margin attributable to noncontrolling interest	16,323	16,779	20,183
Adjusted gross margin attributable to Western Gas Partners, LP	$1,337,443	$1,251,047	$1,096,499
Adjusted gross margin attributable to Western Gas Partners, LP for natural gas assets	$1,194,877	$1,119,555	$993,397
Adjusted gross margin for crude/NGL assets	142,566	131,492	103,102

	Year Ended December 31,
thousands	2016	2015	2014
Reconciliation of Net income (loss) attributable to Western Gas Partners, LP to Adjusted EBITDA attributable to Western Gas Partners, LP
Net income (loss) attributable to Western Gas Partners, LP	$591,331	$4,106	$442,643
Add:
Distributions from equity investments	103,423	98,298	81,022
Non-cash equity-based compensation expense	5,591	4,402	4,095
Interest expense	114,921	113,872	76,766
Income tax expense	8,372	45,532	39,061
Depreciation and amortization (1)	270,311	270,004	209,240
Impairments	15,535	515,458	5,125
Other expense (1)	224	1,290	—
Less:
Gain (loss) on divestiture and other, net	(14,641)	57,024	(9)
Equity income, net – affiliates	78,717	71,251	57,836
Interest income – affiliates	16,900	16,900	16,900
Other income (1) (2)	524	219	325
Adjusted EBITDA attributable to Western Gas Partners, LP	$1,028,208	$907,568	$782,900
Reconciliation of Net cash provided by operating activities to Adjusted EBITDA attributable to Western Gas Partners, LP
Net cash provided by operating activities	$917,585	$785,645	$694,495
Interest (income) expense, net	98,021	96,972	59,866
Uncontributed cash-based compensation awards	856	214	175
Accretion and amortization of long-term obligations, net	3,789	(17,698)	(2,736)
Current income tax (benefit) expense	5,817	34,186	379
Other (income) expense, net (2)	(479)	619	(336)
Distributions from equity investments in excess of cumulative earnings – affiliates	21,238	16,244	18,055
Changes in operating working capital:
Accounts receivable, net	48,947	4,371	(1,399)
Accounts and imbalance payables and accrued liabilities, net	(58,359)	(1,006)	34,980
Other	4,367	720	(3,996)
Adjusted EBITDA attributable to noncontrolling interest	(13,574)	(12,699)	(16,583)
Adjusted EBITDA attributable to Western Gas Partners, LP	$1,028,208	$907,568	$782,900
Cash flow information of Western Gas Partners, LP
Net cash provided by operating activities	$917,585	$785,645	$694,495
Net cash used in investing activities	(1,105,534)	(500,277)	(2,740,175)
Net cash provided by (used in) financing activities	447,841	(254,389)	2,011,970

(1)
Includes our 75% share of depreciation and amortization; other expense; and other income attributable to the Chipeta complex. Other expense also includes $0.2 million and $0.4 million of lower of cost or market inventory adjustments at our DBM complex for the years ended December 31, 2016 and 2015, respectively.

(2)	Excludes income of $0.5 million for the year ended December 31, 2014, related to a component of a gas processing agreement accounted for as a capital lease.

	Year Ended December 31,
thousands except Coverage ratio	2016		2015	2014
Reconciliation of Net income (loss) attributable to Western Gas Partners, LP to Distributable cash flow and calculation of the Coverage ratio
Net income (loss) attributable to Western Gas Partners, LP	$591,331		$4,106	$442,643
Add:
Distributions from equity investments	103,423		98,298	81,022
Non-cash equity-based compensation expense	5,591		4,402	4,095
Non-cash settled - interest expense, net (1)	(7,747)		14,400	—
Income tax (benefit) expense	8,372		45,532	39,061
Depreciation and amortization (2)	270,311		270,004	209,240
Impairments	15,535		515,458	5,125
Above-market component of swap extensions with Anadarko (3)	45,820		18,449	—
Other expense (2)	224		1,290	—
Less:
Gain (loss) on divestiture and other, net	(14,641)		57,024	(9)
Equity income, net – affiliates	78,717		71,251	57,836
Cash paid for maintenance capital expenditures (2)	63,630		53,882	52,159
Capitalized interest	5,562		8,318	9,832
Cash paid for (reimbursement of) income taxes	838		(138)	(90)
Series A Preferred unit distributions	45,784		—	—
Other income (2) (4)	524		219	325
Distributable cash flow	$852,446		$781,383	$661,133
Distributions declared (5)
Limited partners – common units	$437,747
General partner	221,384
Total	$659,131
Coverage ratio	1.29	x

(1)
Includes amounts related to the Deferred purchase price obligation - Anadarko. See Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

(2)
Includes our 75% share of depreciation and amortization; other expense; cash paid for maintenance capital expenditures; and other income attributable to the Chipeta complex. Other expense also includes $0.2 million and $0.4 million of lower of cost or market inventory adjustments at our DBM complex for the years ended December 31, 2016 and 2015, respectively.

(3)	See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

(4)	Excludes income of $0.5 million for the year ended December 31, 2014, related to a component of a gas processing agreement accounted for as a capital lease.

(5)	Reflects cash distributions of $3.350 per unit declared for the year ended December 31, 2016.

ITEMS AFFECTING THE COMPARABILITY OF OUR FINANCIAL RESULTS

Our historical results of operations and cash flows for the periods presented may not be comparable to future or historic results of operations or cash flows for the reasons described below. Refer to Operating Results within this Item 7 for a discussion of our results of operations as compared to the prior periods.

Gathering and processing agreements. Certain of the gathering agreements for our initial assets, the Non-Operated Marcellus Interest systems, the DBJV system and the Springfield system allow for rate resets that target an agreed-upon rate of return over the life of the agreement. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Commodity price swap agreements. We have commodity price swap agreements with Anadarko to mitigate exposure to a majority of the commodity price risk inherent in our percent-of-proceeds and keep-whole contracts.
On December 1, 2016, we renewed our commodity price swap agreements with Anadarko for the DJ Basin complex and the MGR assets through December 31, 2017, with an effective date of January 1, 2017. Revenues or costs attributable to volumes settled during the respective extension period, at the applicable market price, will be recognized in the consolidated statements of operations. We will also record a capital contribution from Anadarko in our consolidated statement of equity and partners’ capital for the amount by which the swap price exceeds the applicable market price. See Risk Factors under Part I, Item 1A and Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for further information.

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

•
DBM acquisition. In November 2014, we acquired Nuevo from a third party. Following the acquisition, we changed the name of Nuevo to Delaware Basin Midstream, LLC. We financed the acquisition with the issuance of $750.0 million of Class C units to a subsidiary of Anadarko, borrowings under our RCF and cash on hand, including the proceeds from the November 2014 equity offering. These assets have been recorded in our consolidated financial statements at their estimated fair values on the acquisition date under the acquisition method of accounting. Results of operations attributable to the DBM acquisition were included in our consolidated statement of operations beginning on the acquisition date in the fourth quarter of 2014.

•
DBJV acquisition. In March 2015, we acquired Anadarko’s interest in DBJV. We will make a cash payment on March 31, 2020, to Anadarko as consideration for the acquisition of DBJV. As of the acquisition date, we estimated the future payment to be $282.8 million, the net present value of which was $174.3 million. As of December 31, 2016, the net present value of this obligation was $41.4 million and has been recorded on the consolidated balance sheet under Deferred purchase price obligation - Anadarko. Accretion revision was $7.7 million for the year ended December 31, 2016, and accretion expense was $14.4 million and zero for the years ended December 31, 2015 and 2014, respectively.

•
Dew and Pinnacle divestiture. In July 2015, the Dew and Pinnacle systems in East Texas were sold to a third party, resulting in a net gain on sale of $77.3 million recorded as Gain (loss) on divestiture and other, net in the consolidated statements of operations.

•
Hugoton divestiture. In October 2016, the Hugoton system, located in Southwest Kansas and Oklahoma, was sold to a third party, resulting in a net loss on sale of $12.0 million recorded as Gain (loss) on divestiture and other, net in the consolidated statements of operations.

DBM complex. On December 3, 2015, there was an initial fire and secondary explosion at the processing facility within the DBM complex. The majority of the damage was to the liquid handling facilities and the amine treating units at the inlet of the complex. Train II (with capacity of 100 MMcf/d) sustained the most damage of the processing trains and returned to service in December 2016. Train III (with capacity of 200 MMcf/d) experienced minimal damage and returned to full service in May 2016. For the year ended December 31, 2015, $20.3 million of losses were recorded in Gain (loss) on divestiture and other, net in the consolidated statements of operations, related to this involuntary conversion event based on the difference between the net book value of the affected assets and the insurance claim receivable. As of December 31, 2016 and 2015, the consolidated balance sheets include receivables of $30.0 million and $49.0 million, respectively, for a property insurance claim related to the incident at the DBM complex. As of December 31, 2016, we had received $33.8 million in cash proceeds from insurers related to the incident at the DBM complex, including $16.3 million for business interruption insurance claims and $17.5 million for property insurance claims. For ease of reference throughout the remainder of this Management’s Discussion and Analysis, the damage to the processing facility and resulting lack of processing capacity and associated financial statement impact will be referred to as the “DBM outage.” See Note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Impairments. During 2015, we recognized impairments of $280.2 million at the Red Desert complex and $220.9 million at the Hilight system. Using the income approach and Level 3 fair value inputs, the Red Desert complex was impaired to its estimated salvage value of $6.3 million and the Hilight system was impaired to its estimated fair value of $28.8 million. These impairments were triggered by a reduction in estimated future cash flows caused by the low commodity price environment and resulting reduced producer drilling activity and related throughput.

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

Impact of crude oil, natural gas and NGL prices. Crude oil, natural gas and NGL prices can fluctuate significantly, which affects our customers’ activity levels, and thus our throughput, revenues, distributable cash flow and capital spending plans. For example, NYMEX West Texas Intermediate crude oil daily settlement prices recently ranged from a high of $107.26 per barrel in June 2014 to a low of $26.21 per barrel in February 2016. Also, daily settlement prices for NYMEX Henry Hub natural gas recently ranged from a high of $6.15 per MMBtu in February 2014 to a low of $1.64 per MMBtu in March 2016. The duration and magnitude of the recent decline in commodity prices cannot be predicted. Furthermore, this relatively volatile commodity price environment has impacted drilling activity in several basins served by our assets. Several of our customers, including Anadarko, reduced activity levels in those areas, shifting capital toward opportunities that offer higher margins and superior economics. This trend resulted in fewer new well connections and, in some cases, temporary curtailments of production in those areas. To the extent opportunities are available, we will continue to connect new wells to our systems to mitigate the impact of natural production declines in order to maintain throughput on our systems. However, our success in connecting new wells to our systems is dependent on the activities of producers and shippers.
Many of our customers, including Anadarko, have a variety of investment opportunities and the financial strength and operational flexibility to move capital spending from areas focused on near-term production growth to longer-dated projects. We will continue to evaluate the crude oil, NGL and natural gas price environments and adjust capital spending plans as prices fluctuate while maintaining the appropriate liquidity and financial flexibility.

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

Our sources of liquidity as of December 31, 2016, included cash and cash equivalents, cash flows generated from operations, interest income on our $260.0 million note receivable from Anadarko, $1.195 billion in available borrowing capacity under our RCF, and issuances of additional equity or debt securities. As of December 31, 2016, our long-term debt was rated “BBB-” with a stable outlook by S&P, “BBB-” with a stable outlook by Fitch, and “Ba1” with a stable outlook by Moody’s. In February 2016, Moody’s downgraded Anadarko’s senior unsecured ratings from Baa2 to Ba1, with a negative outlook, and downgraded our senior unsecured ratings from Baa3 to Ba1, with a negative outlook, both of which are below investment grade. In September 2016, Moody’s changed the outlook for Anadarko and us from negative to stable. We cannot be assured that our credit rating will not be downgraded further. The Moody’s downgrade and any further downgrades in our credit ratings will adversely affect our ability to raise debt in the public debt markets, which could negatively impact our cost of capital and ability to effectively execute aspects of our strategy.

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

Impact of interest rates. Interest rates remained at or near historic lows during 2016. In December 2016, the Federal Open Market Committee raised the target range for the federal funds rate from 1/4 to 1/2 percent to 1/2 to 3/4 percent, representing the second federal funds rate increase in a decade. This increase, and any future increases, in the federal funds rate will ultimately result in an increase in our financing costs. Additionally, as with other yield-oriented securities, our unit price is impacted by the level of our cash distributions and an associated implied distribution yield. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our units, and a rising interest rate environment could have an adverse impact on our unit price and our ability to issue additional equity, or increase the cost of issuing equity, to make acquisitions, reduce debt or for other purposes. However, we expect our cost of capital to remain competitive, as our competitors would face similar circumstances.

Acquisition opportunities. As of December 31, 2016, Anadarko’s total domestic midstream asset portfolio, excluding the assets we own, consisted of seven gathering systems, 2,955 miles of pipeline, 18 processing and/or treating facilities, three oil pipelines, one NGL pipeline and three produced-water disposal systems. A key component of our growth strategy is to acquire midstream assets from Anadarko and third parties over time. See Note 14—Subsequent Events in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
As of December 31, 2016, WGP held a 29.9% limited partner interest in us, and through its ownership of our general partner, WGP indirectly held a 1.5% general partner interest in us, and 100% of our IDRs. As of December 31, 2016, other subsidiaries of Anadarko separately held an aggregate 8.6% limited partner interest in us, consisting of common and Class C units. Given Anadarko’s significant interests in us, we believe Anadarko will continue to be motivated to promote and support the successful execution of our business plan and to pursue projects that help to enhance the value of our business. However, Anadarko continually evaluates acquisitions and divestitures and may elect to acquire, construct or dispose of midstream assets in the future without offering us the opportunity to participate in such transactions. Should Anadarko choose to pursue additional midstream asset sales, it is under no contractual obligation to offer assets or business opportunities to us. For example, on December 21, 2016, Anadarko announced it had agreed to sell its operated and non-operated upstream assets and operated midstream assets (excluding our interests) in the Marcellus shale to a third party.
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

Produced water gathering and disposal. In certain basins, hydrocarbon production can result in significant amounts of produced water. In these instances, the produced water must be separated from the hydrocarbon components and disposed of by re-injecting the produced water back into underground formations. We are currently developing the infrastructure necessary to gather and dispose of produced water in areas where volumes of this byproduct can be substantial, including the Delaware Basin.

RESULTS OF OPERATIONS

OPERATING RESULTS

The following tables and discussion present a summary of our results of operations:

	Year Ended December 31,
thousands	2016	2015	2014
Total revenues and other (1)	$1,804,270	$1,752,072	$1,533,377
Equity income, net – affiliates	78,717	71,251	57,836
Total operating expenses (1)	1,176,408	1,723,017	1,036,473
Gain (loss) on divestiture and other, net	(14,641)	57,024	(9)
Proceeds from business interruption insurance claims (2)	16,270	—	—
Operating income (loss)	708,208	157,330	554,731
Interest income – affiliates	16,900	16,900	16,900
Interest expense	(114,921)	(113,872)	(76,766)
Other income (expense), net	479	(619)	864
Income (loss) before income taxes	610,666	59,739	495,729
Income tax (benefit) expense	8,372	45,532	39,061
Net income (loss)	602,294	14,207	456,668
Net income attributable to noncontrolling interest	10,963	10,101	14,025
Net income (loss) attributable to Western Gas Partners, LP	$591,331	$4,106	$442,643
Key performance metrics (3)
Adjusted gross margin attributable to Western Gas Partners, LP	$1,337,443	$1,251,047	$1,096,499
Adjusted EBITDA attributable to Western Gas Partners, LP	1,028,208	907,568	782,900
Distributable cash flow	852,446	781,383	661,133

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

(2)	See Note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

(3)
Adjusted gross margin attributable to Western Gas Partners, LP, Adjusted EBITDA attributable to Western Gas Partners, LP and Distributable cash flow are defined under the caption Key Performance Metrics within this Item 7. For reconciliations of Adjusted gross margin attributable to Western Gas Partners, LP, Adjusted EBITDA attributable to Western Gas Partners, LP and Distributable cash flow to their most directly comparable financial measures calculated and presented in accordance with GAAP, see How We Evaluate Our Operations–Reconciliation to non-GAAP Measures within this Item 7.

For purposes of the following discussion, any increases or decreases “for the year ended December 31, 2016” refer to the comparison of the year ended December 31, 2016, to the year ended December 31, 2015, and any increases or decreases “for the year ended December 31, 2015” refer to the comparison of the year ended December 31, 2015, to the year ended December 31, 2014.

Throughput

	Year Ended December 31,
	2016	2015	Inc/ (Dec)	2014	Inc/ (Dec)
Throughput for natural gas assets (MMcf/d)
Gathering, treating and transportation	1,537	1,791	(14)%	1,888	(5)%
Processing	2,350	2,331	1%	1,925	21%
Equity investment (1)	177	178	(1)%	171	4%
Total throughput for natural gas assets	4,064	4,300	(5)%	3,984	8%
Throughput attributable to noncontrolling interest for natural gas assets	124	142	(13)%	165	(14)%
Total throughput attributable to Western Gas Partners, LP for natural gas assets	3,940	4,158	(5)%	3,819	9%
Throughput for crude/NGL assets (MBbls/d)
Gathering, treating and transportation	57	69	(17)%	64	8%
Equity investment (2)	127	117	9%	90	30%
Total throughput for crude/NGL assets	184	186	(1)%	154	21%

(1)	Represents our 14.81% share of average Fort Union throughput and our 22% share of average Rendezvous throughput.

(2)
Represents our 10% share of average White Cliffs throughput, our 25% share of average Mont Belvieu JV throughput, our 20% share of average TEG and TEP throughput, and our 33.33% share of average FRP throughput.

Natural gas assets

Gathering, treating and transportation throughput decreased by 254 MMcf/d for the year ended December 31, 2016, primarily due to decreased throughput at the Bison facility due to volumes being diverted to a third-party treater and the sale of the Dew and Pinnacle systems in July 2015.
Gathering, treating and transportation throughput decreased by 97 MMcf/d for the year ended December 31, 2015, primarily due to the sale of the Dew and Pinnacle systems in July 2015, production declines in the areas around the Anadarko-Operated Marcellus Interest systems, the Bison facility and the Non-Operated Marcellus Interest systems. These decreases were partially offset by higher volumes at the Springfield gas gathering system and at the DBJV system due to increased production.
Processing throughput increased by 19 MMcf/d for the year ended December 31, 2016, primarily due to increased production in the areas around the DJ Basin complex and the start-up of Train IV at the DBM complex in May 2016. These increases were partially offset by production declines around the Chipeta and Granger complexes, the MGR assets, and the Hilight system.
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

Crude/NGL assets

Gathering, treating and transportation throughput decreased by 12 MBbls/d for the year ended December 31, 2016, primarily due to decreased throughput at the Springfield oil gathering system due to production declines in the area. Equity investment throughput increased by 10 MBbls/d for the year ended December 31, 2016, primarily due to an increase in volumes on FRP as a result of increased production in the DJ Basin area.
Gathering, treating and transportation throughput increased by 5 MBbls/d for the year ended December 31, 2015, primarily due to increased throughput at the Springfield oil gathering system. Equity investment throughput increased by 27 MBbls/d for the year ended December 31, 2015, due to an increase in volumes from FRP and TEP, and the third quarter 2014 in-service date of a White Cliffs pipeline expansion.

Gathering, Processing and Transportation Revenues

	Year Ended December 31,
thousands except percentages	2016	2015	Inc/ (Dec)	2014	Inc/ (Dec)
Gathering, processing and transportation revenues	$1,227,849	$1,128,838	9%	$894,034	26%

Revenues from gathering, processing and transportation increased by $99.0 million for the year ended December 31, 2016, primarily due to increases of (i) $114.0 million at the DJ Basin complex resulting from increased throughput ($108.4 million) and a higher gathering fee ($5.6 million), as well as (ii) $19.8 million at the DBM complex due to increased throughput and a higher processing fee. These increases were partially offset by decreases of (i) $22.0 million at the Springfield system due to a decrease in throughput and (ii) $17.6 million due to the sale of the Dew and Pinnacle systems in July 2015.
Revenues from gathering, processing and transportation increased by $234.8 million for the year ended December 31, 2015, primarily due to increases of (i) $181.1 million at the DJ Basin complex resulting from increased throughput ($139.7 million), a higher gathering fee ($37.0 million), and the introduction of a condensate handling fee in the first quarter of 2015 ($4.4 million), (ii) $49.6 million due to the acquisition of DBM in November 2014, (iii) $41.8 million at the Springfield system due to increased throughput, and (iv) $10.0 million at the Brasada complex due to increased throughput and a higher processing fee, as well as revenues from treating services beginning in the first quarter of 2015. These increases were partially offset by decreases of (i) $21.3 million at the Non-Operated Marcellus Interest systems due to a decrease in average gathering rate and throughput, (ii) $13.6 million due to the sale of the Dew and Pinnacle systems in July 2015, and (iii) $10.8 million at the Chipeta complex due to decreased throughput.

Natural Gas and Natural Gas Liquids Sales

	Year Ended December 31,
thousands except percentages and per-unit amounts	2016	2015	Inc/ (Dec)	2014	Inc/ (Dec)
Natural gas sales (1)	$230,366	$242,826	(5)%	$167,814	45%
Natural gas liquids sales (1)	341,947	375,123	(9)%	458,091	(18)%
Total	$572,313	$617,949	(7)%	$625,905	(1)%
Average price per unit (1):
Natural gas (per Mcf)	$2.51	$3.28	(23)%	$4.16	(21)%
Natural gas liquids (per Bbl)	19.96	22.38	(11)%	43.58	(49)%

(1)
Excludes amounts considered above market, with respect to our swap extensions at the DJ Basin complex and the Hugoton system beginning July 1, 2015, that are recorded as capital contributions in the consolidated statements of equity and partners’ capital. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

For the years ended December 31, 2016 and 2015, average natural gas and NGL prices included the effects of commodity price swap agreements attributable to sales for the Hugoton system (until its divestiture in October 2016), the MGR assets and the DJ Basin complex. For the year ended December 31, 2014, average natural gas and NGL prices included the effects of commodity price swap agreements attributable to sales for the Hilight, Hugoton and Newcastle systems, the DJ Basin and Granger complexes and the MGR assets. See Risk Factors under Part I, Item 1A and Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
The decline in natural gas sales of $12.5 million for the year ended December 31, 2016, was primarily due to decreases of (i) $9.9 million at the Hilight system due to a decrease in average price and volumes sold, (ii) $5.5 million at the DJ Basin complex due to the partial equity treatment of our above-market swap extensions beginning July 1, 2015, partially offset by an increase in volumes sold and (iii) $3.8 million at the MGR assets due to a decrease in volumes sold. These decreases were partially offset by an increase of $8.7 million at the DBM complex due to an increase in volumes sold.
The growth in natural gas sales of $75.0 million for the year ended December 31, 2015, was primarily due to increases of (i) $76.4 million due to the acquisition of DBM in November 2014 and (ii) $25.6 million at the DJ Basin complex due to an increase in volumes sold. These increases were partially offset by decreases of $24.7 million at the Hilight system and Granger complex due to a decrease in average price as a result of the expiration of swap agreements in December 2014.
The decline in NGLs sales of $33.2 million for the year ended December 31, 2016, was primarily due to decreases of (i) $35.6 million at the MGR assets due to a decrease in volumes sold and (ii) $8.3 million and $4.8 million at the DJ Basin complex and Hugoton system, respectively, due to the partial equity treatment of our above-market swap extensions beginning July 1, 2015 for the DJ Basin complex and October 1, 2015 for the Hugoton system. These decreases were partially offset by an increase of $17.5 million at the DBM complex due to an increase in average price and volumes sold.
The decline in NGLs sales of $83.0 million for the year ended December 31, 2015, was primarily due to decreases of (i) $113.1 million at the Granger complex and the Hilight system due to a decrease in average price as a result of the expiration of swap agreements in December 2014, (ii) $19.5 million at the Chipeta complex due to a decrease in average price, (iii) $16.1 million at the DJ Basin complex due to a decrease in volumes sold and the partial equity treatment of our above-market swap extensions beginning July 1, 2015 (see Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K), and (iv) $10.0 million at the MGR assets due to a decrease in volumes sold. These decreases were partially offset by an increase of $82.5 million due to the acquisition of DBM in November 2014.

Equity Income, Net – Affiliates

	Year Ended December 31,
thousands except percentages	2016	2015	Inc/ (Dec)	2014	Inc/ (Dec)
Equity income, net – affiliates	$78,717	$71,251	10%	$57,836	23%

For the year ended December 31, 2016, equity income, net – affiliates increased by $7.5 million, primarily due to our 14.81% share of an impairment loss determined by the managing partner of Fort Union in 2015, and increases in equity income from the TEFR Interests and the Mont Belvieu JV due to increased volumes.
For the year ended December 31, 2015, equity income, net – affiliates increased by $13.4 million, primarily due to a full year of equity income recognized from the TEFR Interests in 2015 and the third quarter 2014 in-service date of a White Cliffs pipeline expansion. These increases were partially offset by our 14.81% share of an impairment loss determined by the managing partner of Fort Union, and a decrease in equity income from the Mont Belvieu JV.

Cost of Product and Operation and Maintenance Expenses

	Year Ended December 31,
thousands except percentages	2016	2015	Inc/ (Dec)	2014	Inc/ (Dec)
NGL purchases (1)	$238,660	$251,222	(5)%	$232,889	8%
Residue purchases (1)	231,722	253,619	(9)%	186,341	36%
Other (1)	23,812	23,528	1%	39,149	(40)%
Cost of product	494,194	528,369	(6)%	458,379	15%
Operation and maintenance	308,010	331,972	(7)%	293,710	13%
Total cost of product and operation and maintenance expenses	$802,204	$860,341	(7)%	$752,089	14%

(1)
Excludes amounts considered above market, with respect to our swap extensions at the DJ Basin complex and the Hugoton system beginning July 1, 2015, that are recorded as capital contributions in the consolidated statements of equity and partners’ capital. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Cost of product expense for the years ended December 31, 2016 and 2015, included the effects of commodity price swap agreements attributable to purchases for the Hugoton system (until its divestiture in October 2016), the MGR assets and the DJ Basin complex. Cost of product expense for the year ended December 31, 2014, included the effects of commodity price swap agreements attributable to purchases for the Hilight, Hugoton and Newcastle systems, the DJ Basin and Granger complexes and the MGR assets. See Risk Factors under Part I, Item 1A and Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
NGL purchases decreased by $12.6 million for the year ended December 31, 2016, primarily due to decreases of (i) $23.7 million at the MGR assets due to a decrease in volume and average swap price and (ii) $3.2 million at the Chipeta complex and $2.7 million at the Hilight system due to decreases in volumes and average prices. These decreases were partially offset by an increase of $19.0 million at the DBM complex due to an increase in volume.
NGL purchases increased by $18.3 million for the year ended December 31, 2015, primarily due to an increase of $80.2 million due to the acquisition of the DBM complex in November 2014, partially offset by decreases of (i) $46.0 million at the Hilight system and Granger complex due to decreases in average prices as a result of the expiration of swap agreements in December 2014 and (ii) $14.8 million at the Chipeta complex due to a decrease in average price.
Residue purchases decreased by $21.9 million for the year ended December 31, 2016, primarily due to decreases of (i) $9.8 million at the DJ Basin complex due to the partial equity treatment of our above-market swap extensions beginning July 1, 2015, partially offset by an increase in volume, (ii) $8.9 million at the Hilight system due to a decrease in volume and average price and (iii) $4.0 million at the MGR assets due to a decrease in volume, partially offset by an increase in average swap price. These decreases were partially offset by an increase of $3.4 million at the DBM complex due to an increase in volume.

Residue purchases increased by $67.3 million for the year ended December 31, 2015, primarily due to increases of (i) $75.7 million due to the acquisition of DBM in November 2014 and (ii) $37.2 million at the DJ Basin complex due to an increase in volume. These increases were partially offset by decreases of (i) $40.0 million at the Granger complex and the Hilight system due to decreases in average prices as a result of the expiration of swap agreements in December 2014 and (ii) $4.4 million at the Granger straddle plant due to a decrease in volume.
Other items increased by $0.3 million for the year ended December 31, 2016, primarily due to fees paid for rerouting volumes due to the DBM outage, partially offset by changes in imbalance positions, primarily at the DJ Basin and DBM complexes.
Other items decreased by $15.6 million for the year ended December 31, 2015, primarily due to changes in imbalance positions at the DJ Basin complex.
Operation and maintenance expense decreased by $24.0 million for the year ended December 31, 2016, primarily due to decreases of (i) $9.9 million in other operating costs primarily attributable to the DJ Basin and DBM complexes and the DBJV and Springfield systems, (ii) $7.7 million in chemicals and treating services primarily attributable to the DJ Basin and DBM complexes, and the sale of the Dew and Pinnacle systems in July 2015, (iii) $4.6 million in plant repairs primarily at the DJ Basin and Chipeta complexes and Hilight system, partially offset by an increase at the DBM complex, and (iv) $2.0 million in measurement and well-testing analysis expense primarily attributable to the DJ Basin complex and the sale of the Dew and Pinnacle systems in July 2015. These decreases were partially offset by an increase of $2.9 million in utilities expense primarily at the DJ Basin complex.
Operation and maintenance expense increased by $38.3 million for the year ended December 31, 2015, primarily due to an increase of $41.1 million due to the acquisition of DBM in November 2014, partially offset by a decrease of $6.9 million due to the divestiture of the Dew and Pinnacle systems in July 2015.

Other Operating Expenses

	Year Ended December 31,
thousands except percentages	2016	2015	Inc/ (Dec)	2014	Inc/ (Dec)
General and administrative	$45,591	$41,319	10%	$38,561	7%
Property and other taxes	40,145	33,288	21%	28,889	15%
Depreciation and amortization	272,933	272,611	—%	211,809	29%
Impairments	15,535	515,458	(97)%	5,125	NM
Total other operating expenses	$374,204	$862,676	(57)%	$284,384	NM

NM-Not Meaningful

General and administrative expenses increased by $4.3 million for the year ended December 31, 2016, primarily due to increases in personnel costs for which we reimbursed Anadarko pursuant to our omnibus agreement.
General and administrative expenses increased by $2.8 million for the year ended December 31, 2015, primarily due to increases of (i) $1.3 million in personnel costs for which we reimbursed Anadarko pursuant to our omnibus agreement, (ii) $0.9 million in pre-acquisition management services fees for expenses incurred by Anadarko related to Springfield and (iii) $0.5 million in consulting and audit fees.
Property and other taxes increased by $6.9 million for the year ended December 31, 2016, primarily due to ad valorem tax increases of $7.2 million at the DJ Basin complex and $1.0 million at the DBM complex, partially offset by ad valorem tax decreases of $1.5 million at the Chipeta complex and $0.9 million due to the sale of the Hugoton system in October 2016.
Property and other taxes increased by $4.4 million for the year ended December 31, 2015, primarily due to ad valorem tax increases of $3.7 million at the DJ Basin complex and $2.5 million due to the acquisition of DBM in November 2014, partially offset by a decrease of $2.3 million due to the divestiture of the Dew and Pinnacle systems in July 2015.

Depreciation and amortization increased by $0.3 million for the year ended December 31, 2016, primarily due to depreciation expense increases of $22.9 million related to capital projects at the DJ Basin, DBM and Granger complexes and the DBJV, Non-Operated Marcellus Interest, and Springfield systems. These increases were partially offset by decreases of (i) $12.1 million at the MGR assets and the Hilight system due to asset impairments recognized in the first and fourth quarters of 2015, respectively, (ii) $7.0 million due to the sale of the Dew and Pinnacle systems in July 2015 and (iii) $3.5 million due to the sale of the Hugoton system in October 2016.
Depreciation and amortization increased by $60.8 million for the year ended December 31, 2015, primarily due to depreciation expense increases of (i) $42.9 million due to the acquisition of DBM in November 2014, (ii) $20.8 million associated with the completion of multiple compression projects and the start-up of Lancaster Train I in April 2014 at the DJ Basin complex and (iii) $10.4 million at the Hilight, DBJV, Haley and Springfield systems. These increases were partially offset by decreases of (i) $7.1 million due to the divestiture of the Dew and Pinnacle systems in July 2015 and (ii) $9.8 million due to the impact of the impairment at the Red Desert complex during 2015.
Impairment expense decreased by $499.9 million for the year ended December 31, 2016, due to (i) impairments of $280.2 million at the Red Desert complex and $220.9 million at the Hilight system recognized during 2015 (discussed below) and (ii) impairments of $14.4 million primarily due to the abandonment of compressors at the MIGC system and the cancellation of projects at the Non-Operated Marcellus Interest systems and the Brasada, Red Desert and DJ Basin complexes during 2015. Impairment expense for the year ended December 31, 2016, included (i) the $6.1 million impairment at the Newcastle system, which was impaired to its estimated fair value of $3.1 million, using the income approach and Level 3 fair value inputs, due to a reduction in estimated future cash flows caused by the low commodity price environment and (ii) impairments of $9.4 million primarily related to the cancellation of projects at the DJ Basin complex and Springfield and DBJV systems, and the abandonment of compressors at the MIGC system in 2016.
Impairment expense increased by $510.3 million for the year ended December 31, 2015, due to impairments of $280.2 million at the Red Desert complex and $220.9 million at the Hilight system during 2015. Using the income approach and Level 3 fair value inputs, the Red Desert complex was impaired to its estimated salvage value of $6.3 million and the Hilight system was impaired to its estimated fair value of $28.8 million. These impairments were triggered by a reduction in estimated future cash flows caused by the low commodity price environment and resulting reduced producer drilling activity and related throughput. Also during 2015, impairments of $14.4 million were recognized primarily due to (i) the abandonment of compressors at the MIGC system and (ii) the cancellation of projects at the Non-Operated Marcellus Interest systems and the Brasada, Red Desert and DJ Basin complexes. Impairment expense of $5.1 million for the year ended December 31, 2014, primarily related to (i) a non-operational plant in the Powder River Basin that was impaired to its estimated salvage value of $2.4 million, using the income approach and Level 3 fair value inputs, (ii) the cancellation of various capital projects by the third-party operator of the Non-Operated Marcellus Interest systems and (iii) a compressor no longer in service at the Hilight system.

Interest Income – Affiliates and Interest Expense

	Year Ended December 31,
thousands except percentages	2016	2015	Inc/ (Dec)	2014	Inc/ (Dec)
Note receivable – Anadarko	$16,900	$16,900	—%	$16,900	—%
Interest income – affiliates	$16,900	$16,900	—%	$16,900	—%
Third parties
Long-term debt	$(121,832)	$(102,058)	19%	$(81,495)	25%
Amortization of debt issuance costs and commitment fees	(6,398)	(5,734)	12%	(5,103)	12%
Capitalized interest	5,562	8,318	(33)%	9,832	(15)%
Affiliates
Deferred purchase price obligation – Anadarko (1)	7,747	(14,398)	(154)%	—	—%
Interest expense	$(114,921)	$(113,872)	1%	$(76,766)	48%

(1)
See Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for a discussion of the Deferred purchase price obligation - Anadarko.

Interest expense increased by $1.0 million for the year ended December 31, 2016, primarily due to (i) $10.9 million of interest incurred on the 2026 Notes issued in July 2016, (ii) $8.4 million of interest incurred on the 2025 Notes issued in June 2015 and (iii) $2.2 million of interest incurred on the additional 2044 Notes issued in October 2016. These increases were partially offset by accretion revisions recorded as reductions to interest expense for the Deferred purchase price obligation - Anadarko entered into in March 2015 (see Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K). Capitalized interest decreased by $2.8 million for the year ended December 31, 2016, primarily due to the completion of Lancaster Train II in June 2015 (within the DJ Basin complex), partially offset by an increase due to the construction of Trains IV, V and VI at the DBM complex. See Note 12—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
Interest expense increased by $37.1 million for the year ended December 31, 2015, primarily due to (i) $14.4 million in accretion recorded to interest expense for the Deferred purchase price obligation - Anadarko, (ii) $11.4 million of interest incurred on the 2025 Notes issued in June 2015, (iii) $4.8 million of interest incurred on the 2044 Notes issued in March 2014, (iv) additional interest incurred on the RCF of $3.9 million as a result of higher average borrowings outstanding, and (v) $0.6 million of interest incurred on the additional 2018 Notes issued in March 2014. Capitalized interest decreased by $1.5 million for the year ended December 31, 2015, primarily due to the completion of Lancaster Train I in April 2014 and Lancaster Train II in June 2015 (both within the DJ Basin complex). This decrease was partially offset by an increase due to the construction of Trains IV and V at the DBM complex (acquired in November 2014). See Note 12—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Income Tax (Benefit) Expense

	Year Ended December 31,
thousands except percentages	2016	2015	Inc/ (Dec)	2014	Inc/ (Dec)
Income (loss) before income taxes	$610,666	$59,739	NM	$495,729	(88)%
Income tax (benefit) expense	8,372	45,532	(82)%	39,061	17%
Effective tax rate	1%	76%		8%

NM-Not Meaningful

We are not a taxable entity for U.S. federal income tax purposes. However, our income apportionable to Texas is subject to Texas margin tax. For the periods presented, the variance from the federal statutory rate, which is zero percent as a non-taxable entity, is primarily due to federal and state taxes on pre-acquisition income attributable to Partnership assets acquired from Anadarko, and our share of Texas margin tax.
Texas House Bill 32, signed into law in June 2015, reduced the Texas margin tax rates by 0.25%. The law became effective January 1, 2016. We were required to include the impact of the law change on our deferred state income taxes in the period enacted. The adjustment, a reduction in deferred state income taxes in the amount of $2.2 million, was recorded in June 2015 and was included in the income tax (benefit) expense for the year ended December 31, 2015.
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

KEY PERFORMANCE METRICS

	Year Ended December 31,
thousands except percentages and per-unit amounts	2016	2015	Inc/ (Dec)	2014	Inc/ (Dec)
Adjusted gross margin attributable to Western Gas Partners, LP for natural gas assets (1)	$1,194,877	$1,119,555	7%	$993,397	13%
Adjusted gross margin for crude/NGL assets (2)	142,566	131,492	8%	103,102	28%
Adjusted gross margin attributable to Western Gas Partners, LP (3)	1,337,443	1,251,047	7%	1,096,499	14%
Adjusted gross margin per Mcf attributable to Western Gas Partners, LP for natural gas assets (4)	0.83	0.74	12%	0.71	4%
Adjusted gross margin per Bbl for crude/NGL assets (5)	2.11	1.93	9%	1.84	5%
Adjusted EBITDA attributable to Western Gas Partners, LP (3)	1,028,208	907,568	13%	782,900	16%
Distributable cash flow (3)	852,446	781,383	9%	661,133	18%

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

Adjusted gross margin. Adjusted gross margin increased by $86.4 million for the year ended December 31, 2016, primarily due to an increase in volumes at the DJ Basin and DBM complexes and the Haley system. These increases were partially offset by the sale of the Dew and Pinnacle systems in July 2015 and lower volumes at the MGR assets and the Springfield and Hugoton systems.
Adjusted gross margin increased by $154.5 million for the year ended December 31, 2015, primarily due to the start-up of Lancaster Train I in April 2014 and Lancaster Train II in June 2015 (both part of the DJ Basin complex), the acquisition of DBM in November 2014 and higher volumes at the Springfield gas gathering system. This increase was partially offset by margin decreases at the Granger complex due to lower average pricing, at the Non-Operated Marcellus Interest systems due to a decrease in the average gathering rate and at the Chipeta complex due to lower volumes, as well as the sale of the Dew and Pinnacle systems in July 2015.
Adjusted gross margin per Mcf attributable to Western Gas Partners, LP for natural gas assets increased by $0.09 for the year ended December 31, 2016, primarily due to increased volumes in the DJ Basin due to the start-up of Lancaster Train II in June 2015 (within the DJ Basin complex) and increased volumes in West Texas due to the start-up of Trains IV and V (both within the DBM complex) in May 2016 and October 2016, respectively. These increases were partially offset by decreased volumes at the Springfield gas gathering system.
Adjusted gross margin per Mcf attributable to Western Gas Partners, LP for natural gas assets increased by $0.03 for the year ended December 31, 2015, primarily due to the start-up of Lancaster Train I in April 2014 and Lancaster Train II in June 2015 (both within the DJ Basin complex), the acquisition of DBM in November 2014 and higher volumes at the Springfield gas gathering system.
Adjusted gross margin per Bbl for crude/NGL assets increased by $0.18 for the year ended December 31, 2016, primarily due to higher distributions received from the Mont Belvieu JV and White Cliffs.
Adjusted gross margin per Bbl for crude/NGL assets increased by $0.09 for the year ended December 31, 2015, primarily due to higher volumes at the Springfield oil gathering system.

Adjusted EBITDA. Adjusted EBITDA increased by $120.6 million for the year ended December 31, 2016, primarily due to a $52.2 million increase in total revenues and other, a $33.9 million decrease in cost of product (net of lower of cost or market inventory adjustments), a $24.0 million decrease in operation and maintenance expenses, $16.3 million in business interruption proceeds, and a $5.1 million increase in distributions from equity investments. These amounts were partially offset by a $6.9 million increase in property and other tax expense, a $3.1 million increase in general and administrative expenses excluding non-cash equity-based compensation expense, and a $0.9 million increase in net income attributable to noncontrolling interest.
Adjusted EBITDA increased by $124.7 million for the year ended December 31, 2015, primarily due to a $218.7 million increase in total revenues and other, a $17.3 million increase in distributions from equity investments and a $3.9 million decrease in net income attributable to noncontrolling interest. These amounts were partially offset by a $69.5 million increase in cost of product (net of lower of cost or market inventory adjustments), a $38.3 million increase in operation and maintenance expenses, a $4.4 million increase in property and other tax expense, and a $2.5 million increase in general and administrative expenses excluding non-cash equity-based compensation expense.

Distributable cash flow. Distributable cash flow increased by $71.1 million for the year ended December 31, 2016, primarily due to a $120.6 million increase in Adjusted EBITDA and $27.4 million from the above-market component of the swap extensions with Anadarko, where such amount related to the above-market component of swaps did not exist prior to the extensions executed on July 1, 2015. These amounts were partially offset by distributions of $45.8 million on the Series A Preferred units issued in 2016, a $20.4 million increase in net cash paid for interest expense and a $9.7 million increase in cash paid for maintenance capital expenditures.
Distributable cash flow increased by $120.3 million for the year ended December 31, 2015, primarily due to a $124.7 million increase in Adjusted EBITDA and $18.4 million from the above-market component of the swap extensions with Anadarko, where such amount related to the above-market component of swaps did not exist prior to the extensions executed on July 1, 2015. These amounts were partially offset by a $21.2 million increase in net cash paid for interest expense and a $1.7 million increase in cash paid for maintenance capital expenditures.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash requirements are for acquisitions and capital expenditures, debt service, customary operating expenses, quarterly distributions to our limited partners and general partner, and distributions to our noncontrolling interest owner. Our sources of liquidity as of December 31, 2016, included cash and cash equivalents, cash flows generated from operations, interest income on our $260.0 million note receivable from Anadarko, available borrowing capacity under our RCF, and issuances of additional equity or debt securities. We believe that cash flows generated from these sources will be sufficient to satisfy our short-term working capital requirements and long-term maintenance and expansion capital expenditure requirements. The amount of future distributions to unitholders will depend on our results of operations, financial condition, capital requirements and other factors, including the extension of commodity price swap agreements, and will be determined by the Board of Directors on a quarterly basis. Due to our cash distribution policy, we expect to rely on external financing sources, including equity and debt issuances, to fund expansion capital expenditures and future acquisitions. However, to limit interest expense, we may use operating cash flows to fund expansion capital expenditures or acquisitions, which could result in subsequent borrowings under our RCF to pay distributions or fund other short-term working capital requirements.
We have filed an insurance claim for the incident at the DBM complex and are currently in the adjusting process with insurers. Recoveries from the business interruption claim related to the DBM outage are recognized as income when cash proceeds are received from insurers. As of December 31, 2016, we had received $33.8 million in cash proceeds from insurers related to the incident at the DBM complex, including $16.3 million for business interruption insurance claims and $17.5 million for property insurance claims (see Note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K). In January 2017, we received an additional $29.8 million in cash proceeds that will be recorded in the first quarter of 2017, including $5.8 million for business interruption insurance claims and $24.0 million for property insurance claims.

Our partnership agreement requires that we distribute all of our available cash (as defined in the partnership agreement) to unitholders of record on the applicable record date within 45 days of the end of each quarter. We have made cash distributions to our unitholders each quarter since our IPO and have increased our quarterly distribution each quarter since the second quarter of 2009. The Board of Directors declared a cash distribution to our unitholders for the fourth quarter of 2016 of $0.860 per unit, or $170.7 million in aggregate, including incentive distributions, but excluding distributions on Class C units and Series A Preferred units. The cash distribution was paid on February 13, 2017, to unitholders of record at the close of business on February 2, 2017. In connection with the closing of the DBM acquisition in November 2014, we issued Class C units that will receive distributions in the form of additional Class C units until the end of 2017, unless earlier converted (see Note 3—Partnership Distributions in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K). The Class C unit distribution, if paid in cash, would have been $10.6 million for the fourth quarter of 2016. In connection with the closing of the Springfield acquisition in March 2016, we issued the March 2016 Series A units, and in April 2016, we issued the April 2016 Series A units pursuant to the full exercise of the option granted in connection with the March 2016 Series A units issuance. These Series A Preferred units will receive quarterly distributions in cash equal to $0.68 per Series A Preferred unit, subject to certain adjustments. See Note 3—Partnership Distributions in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K. For the quarter ended December 31, 2016, the Series A Preferred unitholders received an aggregate cash distribution of $14.9 million, paid in February 2017.
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

Working capital. As of December 31, 2016, we had $278.7 million of working capital, which we define as the amount by which current assets exceed current liabilities. Working capital includes the estimated property insurance receivable related to the DBM outage. See Note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K. Working capital is an indication of our liquidity and potential need for short-term funding. Our working capital requirements are driven by changes in accounts receivable and accounts payable and factors such as credit extended to, and the timing of collections from, our customers, and the level and timing of our spending for maintenance and expansion activity. As of December 31, 2016, we had $1.195 billion available for borrowing under our RCF. See Note 12—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

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

Capital expenditures in the consolidated statements of cash flows reflect capital expenditures on a cash basis, when payments are made. Capital incurred is presented on an accrual basis. Capital expenditures as presented in the consolidated statements of cash flows and capital incurred were as follows:

	Year Ended December 31,
thousands	2016	2015	2014
Acquisitions	$716,465	$14,417	$1,902,520

Expansion capital expenditures	$410,221	$583,282	$752,207
Maintenance capital expenditures	63,637	54,221	52,615
Total capital expenditures (1) (2)	$473,858	$637,503	$804,822

Capital incurred (2)	$491,349	$566,045	$833,872

(1)
Capital expenditures for the years ended December 31, 2016, 2015 and 2014, are presented net of $6.1 million, $0.5 million and $0.2 million, respectively, of contributions in aid of construction costs from affiliates.

(2)
Includes the noncontrolling interest owner’s share of Chipeta’s capital expenditures for all periods presented. For the years ended December 31, 2016, 2015 and 2014, included $5.6 million, $8.3 million and $9.8 million, respectively, of capitalized interest.

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
Capital expenditures, excluding acquisitions, decreased by $163.6 million for the year ended December 31, 2016. Expansion capital expenditures decreased by $173.1 million (including a $2.8 million decrease in capitalized interest) for the year ended December 31, 2016, primarily due to a decrease of $188.8 million at the DJ Basin complex as a result of decreased activity in 2016. In addition, there were decreases of $35.7 million at the Non-Operated Marcellus Interest systems, $30.0 million at the Springfield system, $18.4 million at the Hilight system, $13.5 million at the Haley system, and $9.3 million at the Anadarko-Operated Marcellus Interest systems. These decreases were partially offset by an increase of $102.8 million due to continued construction at the DBM complex and an increase of $24.5 million at the DBJV system. Maintenance capital expenditures increased by $9.4 million, primarily due to an increase at the DBM complex, partially offset by decreased expenditures at the DJ Basin complex and the Non-Operated Marcellus Interest and Springfield systems.
Capital expenditures, excluding acquisitions, decreased by $167.3 million for the year ended December 31, 2015. Expansion capital expenditures decreased by $168.9 million (including a $1.5 million decrease in capitalized interest) for the year ended December 31, 2015, primarily due to a decrease of $200.4 million at the DJ Basin complex related to compression projects in 2014 and less activity in 2015 at the Lancaster plant. In addition, there were decreases of $47.9 million at the Springfield system, $39.9 million at the Hilight system, $14.2 million at the Non-Operated Marcellus Interest systems, $13.9 million at the Anadarko-Operated Marcellus Interest systems, $12.6 million at the Brasada complex and $11.1 million at the Red Desert complex. These decreases were partially offset by an increase of $163.5 million due to the acquisition of DBM in November 2014 and $12.1 million at the DBJV system.
We estimate our total capital expenditures for the year ending December 31, 2017, including our 75% share of Chipeta’s capital expenditures and excluding acquisitions, to be between $900 million and $1.0 billion and our maintenance capital expenditures to be between $60 million and $80 million. Expected 2017 projects are focused in West Texas and include continued expansion at the DBJV system, construction of Train VI at our DBM complex, two initial trains at the Mentone gas plant and two produced-water disposal systems. See Assets Under Development under Part I, Items 1 and 2 of this Form 10-K. Our future expansion capital expenditures may vary significantly from period to period based on the investment opportunities available to us, which are dependent, in part, on the drilling activities of Anadarko and third-party producers. We expect to fund future capital expenditures from cash flows generated from our operations, interest income from our note receivable from Anadarko, borrowings under our RCF, the issuance of additional partnership units or debt offerings.

Historical cash flow. The following table and discussion present a summary of our net cash flows provided by (used in) operating activities, investing activities and financing activities:

	Year Ended December 31,
thousands	2016	2015	2014
Net cash provided by (used in):
Operating activities	$917,585	$785,645	$694,495
Investing activities	(1,105,534)	(500,277)	(2,740,175)
Financing activities	447,841	(254,389)	2,011,970
Net increase (decrease) in cash and cash equivalents	$259,892	$30,979	$(33,710)

Operating Activities. Net cash provided by operating activities during the years ended December 31, 2016, 2015 and 2014, increased primarily due to the impact of changes in working capital items. Refer to Operating Results within this Item 7 for a discussion of our results of operations as compared to the prior periods.

Investing Activities. Net cash used in investing activities for the year ended December 31, 2016, included the following:

•	$712.5 million of cash paid for the acquisition of Springfield;

•
$473.9 million of capital expenditures, net of $6.1 million of contributions in aid of construction costs from affiliates, primarily related to plant construction and expansion at the DBM and DJ Basin complexes and the DBJV system;

•	$4.0 million of cash paid for equipment purchases from Anadarko;

•	$21.2 million of distributions from equity investments in excess of cumulative earnings; and

•	$17.5 million of proceeds from property insurance claims attributable to the DBM outage.

Net cash used in investing activities for the year ended December 31, 2015, included the following:

•
$637.5 million of capital expenditures, net of $0.5 million of contributions in aid of construction costs from affiliates, primarily related to the construction of Train IV at the DBM complex, continued construction of Lancaster Train II (within the DJ Basin complex) and expansion at the DBJV system;

•	$10.9 million of cash paid for equipment purchases from Anadarko;

•	$11.4 million of cash contributed to equity investments, primarily related to expansion projects at White Cliffs, TEP and FRP;

•	$3.5 million of cash paid for post-closing purchase price adjustments related to the DBM acquisition;

•	$145.6 million of net proceeds from the sale of the Dew and Pinnacle systems in East Texas; and

•	$16.2 million of distributions from equity investments in excess of cumulative earnings.

Net cash used in investing activities for the year ended December 31, 2014, included the following:

•	$1.5 billion of cash paid for the acquisition of DBM, net of $30.6 million of cash acquired;

•
$804.8 million of capital expenditures, net of $0.2 million of contributions in aid of construction costs from affiliates, primarily related to the construction of Lancaster Trains I and II, as well as compression expansion projects, all within the DJ Basin complex;

•	$356.3 million of cash paid for the acquisition of the TEFR Interests;

•	$42.0 million of cash paid related to the construction of the Front Range Pipeline, which was completed in March 2014;

•	$22.9 million of cash paid for equipment purchases from Anadarko;

•	$10.5 million of cash paid for White Cliffs expansion projects;

•	$6.6 million of cash paid related to the construction of the Texas Express Pipeline, which was completed in November 2013;

•	$18.1 million of distributions from equity investments in excess of cumulative earnings; and

•	$13.0 million of net proceeds, after closing adjustments, from the sale of a gathering system to a third party in September 2014.

Financing Activities. Net cash provided by financing activities for the year ended December 31, 2016, included the following:

•
$599.3 million of borrowings under our RCF, net of extension costs, which were used to fund a portion of the Springfield acquisition and for general partnership purposes, including funding capital expenditures;

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

•
$203.3 million of net proceeds from the offering of additional 2044 Notes in October 2016, after underwriting discounts and original issue premium and offering costs, all of which was used to repay amounts then outstanding under our RCF and for general partnership purposes, including capital expenditures;

•	$25.0 million of net proceeds from the sale of common units to WGP, all of which was used to fund a portion of the acquisition of Springfield;

•	$45.8 million of capital contribution from Anadarko related to the above-market component of swap extensions;

•	$900.0 million of repayments of outstanding borrowing under our RCF;

•	$671.9 million of distributions paid to our unitholders;

•	$23.5 million of net distributions paid to Anadarko representing pre-acquisition intercompany transactions attributable to Springfield; and

•	$13.8 million of distributions paid to the noncontrolling interest owner of Chipeta.

Net cash used in financing activities for the year ended December 31, 2015, included the following:

•	$610.0 million of repayments of outstanding borrowings under our RCF;

•	$545.1 million of distributions paid to our unitholders;

•	$49.8 million of net distributions paid to Anadarko representing pre-acquisition intercompany transactions attributable to Springfield and DBJV;

•	$12.2 million of distributions paid to the noncontrolling interest owner of Chipeta;

•
$489.6 million of net proceeds from the 2025 Notes offering in June 2015, after underwriting and original issue discounts and offering costs, all of which was used to repay a portion of the outstanding borrowings under our RCF;

•	$400.0 million of borrowings under our RCF, which were used for general partnership purposes, including funding capital expenditures;

•
$57.4 million of net proceeds from sales of common units under the $500.0 million COP (as discussed in Securities within this Item 7). Net proceeds were used for general partnership purposes, including funding capital expenditures; and

•	$18.4 million of capital contribution from Anadarko related to the above-market component of swap extensions.

Net cash provided by financing activities for the year ended December 31, 2014, included the following:

•	$750.0 million of proceeds from the issuance of Class C units to a subsidiary of Anadarko, all of which was used to fund a portion of the acquisition of DBM;

•
$603.0 million of net proceeds from the November 2014 equity offering, including net proceeds from a capital contribution by our general partner, part of which was used to fund a portion of the acquisition of DBM;

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

•	$83.2 million of net proceeds from sales of common units under the $125.0 million COP, including net proceeds from capital contributions by our general partner;

•	$18.1 million of net proceeds related to the partial exercise of the underwriters’ over-allotment option granted in connection with our December 2013 equity offering;

•	$650.0 million of repayments of outstanding borrowings under our RCF;

•	$408.6 million of distributions paid to our unitholders;

•	$16.4 million of net distributions to Anadarko representing intercompany transactions attributable to the acquisitions of Springfield, DBJV and the TEFR Interests; and

•	$15.1 million of distributions paid to the noncontrolling interest owner of Chipeta.

Debt and credit facility. At December 31, 2016, our debt consisted of $500.0 million aggregate principal amount of the 2021 Notes, $670.0 million aggregate principal amount of the 2022 Notes, $350.0 million aggregate principal amount of the 2018 Notes, $600.0 million aggregate principal amount of the 2044 Notes, $500.0 million aggregate principal amount of the 2025 Notes, and $500.0 million aggregate principal amount of the 2026 Notes. As of December 31, 2016, the carrying value of our outstanding debt was $3.1 billion. See Note 12—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Senior Notes. In October 2016, we issued an additional $200.0 million in aggregate principal amount of 2044 Notes at a price to the public of 102.776% of the face amount plus accrued interest from October 1, 2016 to the settlement date. These notes were offered as additional notes under the indenture governing the 2044 Notes issued in March 2014 and are treated as a single class of securities with the 2044 Notes under such indenture. Including the effects of (i) the issuance premium for the October 2016 offering of the 2044 Notes, (ii) the issuance discount for the March 2014 offering of the 2044 Notes and (iii) the underwriting discounts, the effective interest rate of the 2044 Notes is 5.530%. Proceeds (net of underwriting discount of $1.8 million and debt issuance costs, and excluding accrued interest from October 1, 2016 to the settlement date) were used to repay amounts then outstanding under the RCF. The remaining proceeds will be used for general partnership purposes, including capital expenditures.
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
At December 31, 2016, we were in compliance with all covenants under the indentures governing our outstanding notes.

Revolving credit facility. The $1.2 billion RCF, which is expandable to a maximum of $1.5 billion, and bears interest at LIBOR, plus applicable margins ranging from 0.975% to 1.45%, or an alternate base rate equal to the greatest of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 0.5%, or (c) LIBOR plus 1%, in each case plus applicable margins currently ranging from zero to 0.45%, based upon our senior unsecured debt rating. In December 2016, the RCF was amended to extend the maturity date from February 2019 to February 2020. We are required to pay a quarterly facility fee currently ranging from 0.15% to 0.30% of the commitment amount (whether used or unused), based upon our senior unsecured debt rating. As of December 31, 2016, we had no outstanding RCF borrowings and $4.9 million in outstanding letters of credit, resulting in $1.195 billion available for borrowing under the RCF. At December 31, 2016, the facility fee rate was 0.20% and we were in compliance with all covenants under the RCF.

The RCF contains certain covenants that limit, among other things, our ability, and that of certain of our subsidiaries, to incur additional indebtedness, grant certain liens, merge, consolidate or allow any material change in the character of our business, enter into certain affiliate transactions and use proceeds other than for partnership purposes. The RCF also contains various customary covenants, customary events of default and a maximum consolidated leverage ratio as of the end of each fiscal quarter (which is defined as the ratio of consolidated indebtedness as of the last day of a fiscal quarter to Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization for the most recent four consecutive fiscal quarters ending on such day) of 5.0 to 1.0, or a consolidated leverage ratio of 5.5 to 1.0 with respect to quarters ending in the 270-day period immediately following certain acquisitions. At December 31, 2016, we were in compliance with all remaining covenants under the RCF.
All notes and obligations under the RCF are recourse to our general partner. Our general partner is indemnified by wholly owned subsidiaries of Anadarko against any claims made against our general partner for our long-term debt and/or borrowings under the RCF.
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

Deferred purchase price obligation - Anadarko. The consideration to be paid for the March 2015 acquisition of DBJV consists of a cash payment to Anadarko due on March 31, 2020. The cash payment will be equal to (a) eight multiplied by the average of our share in the Net Earnings (see definition below) of DBJV for the calendar years 2018 and 2019, less (b) our share of all capital expenditures incurred for DBJV between March 1, 2015, and February 29, 2020. Net Earnings is defined as all revenues less cost of product, operating expenses and property taxes, in each case attributable to DBJV on an accrual basis. As of the acquisition date, the estimated future payment obligation (based on management’s estimate of our share of forecasted Net Earnings and capital expenditures for DBJV) was $282.8 million, which had a net present value of $174.3 million, using a discount rate of 10%. During the year ended December 31, 2016, we recognized an aggregate $226.4 million decrease in the estimated future payment obligation, resulting in a net present value of $41.4 million for this obligation at December 31, 2016, calculated using a discounted cash flow model with a 10% discount rate. The reduction in the value of the deferred purchase price obligation is primarily due to revisions reflecting an increase in our estimate of aggregate capital expenditures to be incurred by DBJV through February 29, 2020, partially offset by an increase in our estimate of 2018 and 2019 Net Earnings. The accretion revision, which was recorded as a reduction to Interest expense, was $7.7 million for the year ended December 31, 2016. Accretion expense was $14.4 million and zero for the years ended December 31, 2015 and 2014, respectively. See Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Securities. We may issue an indeterminate amount of common units and various debt securities under our effective shelf registration statement on file with the SEC. We may issue common units under the $500.0 million COP, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of our offerings. As of December 31, 2016, we had the capacity to issue additional common units with an aggregate sales price of up to $441.8 million under the $500.0 million COP. See Note 4—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for a discussion of trades completed under the $500.0 million COP.
In March 2016, in connection with the issuance of the March 2016 Series A units, we entered into a Registration Rights Agreement with the Series A Preferred unit purchasers, pursuant to which we agreed to use our commercially reasonable efforts to file and maintain a registration statement with respect to the resale of common units that are issuable upon conversion of the Series A Preferred units. See Note 4—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for a discussion of the Series A Preferred units.

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
We are dependent upon a single producer, Anadarko, for a substantial portion of our volumes (excluding our equity investment throughput), and we do not maintain a credit limit with respect to Anadarko. Consequently, we are subject to the risk of non-payment or late payment by Anadarko for gathering, processing and transportation fees and for proceeds from the sale of residue, NGLs and condensate to Anadarko.
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

CONTRACTUAL OBLIGATIONS

The following is a summary of our contractual cash obligations as of December 31, 2016. The table below excludes amounts classified as current liabilities on the consolidated balance sheets, other than the current portions of the categories listed within the table. It is expected that the majority of the excluded current liabilities will be paid in cash in 2017.

	Obligations by Period
thousands	2017	2018	2019	2020	2021	Thereafter	Total
Long-term debt
Principal	$—	$350,000	$—	$—	$500,000	$2,270,000	$3,120,000
Interest	138,475	135,026	129,375	129,375	112,727	934,645	1,579,623
Asset retirement obligations	3,114	—	395	—	1,564	137,334	142,407
Capital expenditures	50,935	—	—	—	—	—	50,935
Credit facility fees	2,400	2,400	2,400	375	—	—	7,575
Environmental obligations	630	452	452	302	302	32	2,170
Operating leases	7,322	898	764	122	—	—	9,106
Deferred purchase price obligation - Anadarko	—	—	—	56,455	—	—	56,455
Total	$202,876	$488,776	$133,386	$186,629	$614,593	$3,342,011	$4,968,271

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

Deferred purchase price obligation - Anadarko. We acquired Anadarko’s interest in DBJV in March 2015. We will make a cash payment on March 31, 2020, to Anadarko as consideration for the acquisition of DBJV. We currently estimate the future payment will be $56.5 million. See Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

For additional information on contracts, obligations and arrangements we enter into from time to time, see Note 5—Transactions with Affiliates and Note 13—Commitments and Contingencies in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

CRITICAL ACCOUNTING ESTIMATES

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

Depreciation. Depreciation expense is generally computed using the straight-line method over the estimated useful life of the assets. Determination of depreciation expense requires judgment regarding the estimated useful lives and salvage values of property, plant and equipment. As circumstances warrant, depreciation estimates are reviewed to determine if any changes in the underlying assumptions are necessary. The weighted-average life of our long-lived assets is 24 years. If the depreciable lives of our assets were reduced by 10%, we estimate that annual depreciation expense would increase by $30.4 million, which would result in a corresponding reduction in our operating income (loss).

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
In assessing long-lived assets for impairments, our management evaluates changes in our business and economic conditions and their implications for recoverability of the assets’ carrying amounts. Since a significant portion of our revenues arises from gathering, processing and transporting the natural gas production from Anadarko-operated properties, significant downward revisions in reserve estimates or changes in future development plans by Anadarko, to the extent they affect our operations, may necessitate assessment of the carrying amount of our affected assets for recoverability. Such assessment requires application of judgment regarding the use and ultimate disposition of the asset, long-range revenue and expense estimates, global and regional economic conditions, including commodity prices and drilling activity by our customers, as well as other factors affecting estimated future net cash flows. The measure of impairments to be recognized, if any, depends upon management’s estimate of the asset’s fair value, which may be determined based on the estimates of future net cash flows or values at which similar assets were transferred in the market in recent transactions, if such data is available. See Note 7—Property, Plant and Equipment in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for a description of impairments recorded during the years ended December 31, 2016, 2015 and 2014.

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
We evaluate whether goodwill has been impaired annually as of October 1, unless facts and circumstances make it necessary to test more frequently. Accounting standards require that goodwill be assessed for impairment at the reporting unit level. Management has determined that we have one operating segment and two reporting units: (i) gathering and processing and (ii) transportation. The carrying value of goodwill as of December 31, 2016, was $412.8 million for the gathering and processing reporting unit and $4.8 million for the transportation reporting unit. We allocated $1.6 million of goodwill to our divestiture of the Hugoton system upon sale in October 2016 and $5.1 million of goodwill to our divestiture of the Dew and Pinnacle systems upon sale in July 2015. See Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
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
When evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we assess relevant events and circumstances, including the following:

•	significant changes in our unit price;

•	significant declines in commodity prices;

•	significant increases in operating and capital costs;

•	impairments recognized;

•	acquisitions and disposals of assets;

•	changes in throughput; and

•	significant declines in trading multiples for our peers.

In this manner, estimating the fair value of our reporting units was not necessary based on the qualitative evaluation as of October 1, 2016. Procedures were also performed in the fourth quarter of 2016 to review any changes in circumstances subsequent to the annual test, including changes in commodity prices, and we concluded that estimating the fair value of our reporting units was not necessary at that time either. However, fair-value estimates of our reporting units may be required for goodwill impairment testing in the future, and if the carrying amount of a reporting unit exceeds its fair value, goodwill is written down to the implied fair value through a charge to operating expense based on a hypothetical purchase price allocation.

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

Impairments of intangible assets. Our intangible asset balance as of December 31, 2016 and 2015, primarily represents the fair value, net of amortization, of (i) contracts we assumed in connection with the Platte Valley acquisition in February 2011, which are being amortized on a straight-line basis over 50 years, (ii) interconnect agreements at Chipeta entered into in November 2012, which are being amortized on a straight-line basis over 10 years, and (iii) contracts we assumed in connection with the DBM acquisition in November 2014, which are being amortized on a straight-line basis over 30 years. See Note 2—Acquisitions and Divestitures and Note 8—Goodwill and Intangibles in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
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

Fair value. Management estimates fair value in performing impairment tests for long-lived assets and goodwill as well as for the initial measurement of asset retirement obligations and the initial recognition of environmental obligations assumed in third-party acquisitions. When our management is required to measure fair value and there is not a market-observable price for the asset or liability or a market-observable price for a similar asset or liability, management utilizes the cost, income, or market multiples valuation approach depending on the quality of information available to support management’s assumptions. The cost approach is based on management’s best estimate of the current asset replacement cost. The income approach uses management’s best assumptions regarding expectations of projected cash flows, and discounts the expected cash flows using a commensurate risk adjusted discount rate. Such evaluations involve a significant amount of judgment, since the results are based on expected future events or conditions, such as sales prices, estimates of future throughput, capital and operating costs and the timing thereof, economic and regulatory climates and other factors. A multiple approach uses management’s best assumptions regarding expectations of projected EBITDA and the multiple of that EBITDA that a buyer would pay to acquire an asset. Management’s estimates of future net cash flows and EBITDA are inherently imprecise because they reflect management’s expectation of future conditions that are often outside of management’s control. However, assumptions used reflect a market participant’s view of long-term prices, costs and other factors, and are consistent with assumptions used in our business plans and investment decisions.

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

RECENT ACCOUNTING DEVELOPMENTS

See Note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Commodity price risk. Certain of our processing services are provided under percent-of-proceeds and keep-whole agreements in which Anadarko is typically responsible for the marketing of the natural gas, condensate and NGLs. Under percent-of-proceeds agreements, we receive a specified percentage of the net proceeds from the sale of residue and/or NGLs. Under keep-whole agreements, we keep 100% of the NGLs produced and the processed natural gas, or value of the natural gas, is returned to the producer, and since some of the gas is used and removed during processing, we compensate the producer for the amount of gas used and removed in processing by supplying additional gas or by paying an agreed-upon value for the gas used.
To mitigate our exposure to a majority of the commodity price risk inherent in our percent-of-proceeds and keep-whole contracts, we currently have in place commodity price swap agreements with Anadarko covering activity at our DJ Basin complex and the MGR assets. On December 1, 2016, we renewed these commodity price swap agreements through December 31, 2017, with an effective date of January 1, 2017. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
We consider our exposure to commodity price risk associated with the above-described arrangements to be minimal given the existence of the commodity price swap agreements with Anadarko and the relatively small amount of our operating income (loss) that is impacted by changes in market prices. Accordingly, we do not expect that a 10% increase or decrease in commodity prices would have a material impact on our operating income (loss), financial condition or cash flows for the next twelve months, excluding the effect of imbalances described below.
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

Interest rate risk. Interest rates remained at or near historic lows during 2016. In December 2016, the Federal Open Market Committee raised the target range for the federal funds rate from 1/4 to 1/2 percent to 1/2 to 3/4 percent, representing the second federal funds rate increase in a decade. This increase, and any future increases, in the federal funds rate will ultimately result in an increase in our financing costs. As of December 31, 2016, we had no outstanding borrowings under our RCF (which bears interest at a rate based on LIBOR or, at our option, an alternative base rate). A 10% change in LIBOR would have resulted in no change in net income (loss) and the fair value of the borrowings under the RCF at December 31, 2016.
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

MANAGEMENT’S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Partnership’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2016. This assessment was based on criteria established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment using the COSO criteria, we concluded the Partnership’s internal control over financial reporting was effective as of December 31, 2016.
KPMG LLP, the Partnership’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2016.

/s/ Benjamin M. Fink
Benjamin M. Fink President, Chief Executive Officer, Chief Financial Officer and Treasurer Western Gas Holdings, LLC (as general partner of Western Gas Partners, LP)

February 23, 2017

WESTERN GAS PARTNERS, LP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Unitholders
Western Gas Holdings, LLC (as general partner of Western Gas Partners, LP):

We have audited Western Gas Partners, LP’s (the Partnership) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Western Gas Partners, LP’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.
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
In our opinion, Western Gas Partners, LP maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Western Gas Partners, LP and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, equity and partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 23, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Houston, Texas
February 23, 2017

WESTERN GAS PARTNERS, LP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Unitholders
Western Gas Holdings, LLC (as general partner of Western Gas Partners, LP):

We have audited the accompanying consolidated balance sheets of Western Gas Partners, LP (the Partnership) and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, equity and partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Western Gas Partners, LP and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Western Gas Partners, LP’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2017 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

/s/ KPMG LLP
Houston, Texas
February 23, 2017

WESTERN GAS PARTNERS, LP
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
thousands except per-unit amounts	2016	2015	2014
Revenues and other – affiliates
Gathering, processing and transportation	$750,087	$772,361	$615,907
Natural gas and natural gas liquids sales	478,145	447,106	582,989
Other	—	1,172	5,078
Total revenues and other – affiliates	1,228,232	1,220,639	1,203,974
Revenues and other – third parties
Gathering, processing and transportation	477,762	356,477	278,127
Natural gas and natural gas liquids sales	94,168	170,843	42,916
Other	4,108	4,113	8,360
Total revenues and other – third parties	576,038	531,433	329,403
Total revenues and other	1,804,270	1,752,072	1,533,377
Equity income, net – affiliates	78,717	71,251	57,836
Operating expenses
Cost of product (1)	494,194	528,369	458,379
Operation and maintenance (1)	308,010	331,972	293,710
General and administrative (1)	45,591	41,319	38,561
Property and other taxes	40,145	33,288	28,889
Depreciation and amortization	272,933	272,611	211,809
Impairments	15,535	515,458	5,125
Total operating expenses	1,176,408	1,723,017	1,036,473
Gain (loss) on divestiture and other, net (2)	(14,641)	57,024	(9)
Proceeds from business interruption insurance claims	16,270	—	—
Operating income (loss)	708,208	157,330	554,731
Interest income – affiliates	16,900	16,900	16,900
Interest expense (3)	(114,921)	(113,872)	(76,766)
Other income (expense), net	479	(619)	864
Income (loss) before income taxes	610,666	59,739	495,729
Income tax (benefit) expense	8,372	45,532	39,061
Net income (loss)	602,294	14,207	456,668
Net income attributable to noncontrolling interest	10,963	10,101	14,025
Net income (loss) attributable to Western Gas Partners, LP	$591,331	$4,106	$442,643
Limited partners’ interest in net income (loss):
Net income (loss) attributable to Western Gas Partners, LP	$591,331	$4,106	$442,643
Pre-acquisition net (income) loss allocated to Anadarko	(11,326)	(79,386)	(65,154)
Series A Preferred units interest in net (income) loss (4)	(76,893)	—	—
General partner interest in net (income) loss (4)	(236,561)	(180,996)	(120,980)
Common and Class C limited partners’ interest in net income (loss) (4)	266,551	(256,276)	256,509
Net income (loss) per common unit – basic (5)	$1.74	$(1.95)	$2.13
Net income (loss) per common unit – diluted (5)	1.74	(1.95)	2.12

(1)
Cost of product includes product purchases from Anadarko (as defined in Note 1) of $80.5 million, $167.4 million and $127.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. Operation and maintenance includes charges from Anadarko of $72.3 million, $77.1 million and $71.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. General and administrative includes charges from Anadarko of $38.1 million, $33.9 million and $31.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. See Note 5.

(2)	Includes losses related to an incident at the DBM complex for the year ended December 31, 2015. See Note 1.

(3)	Includes affiliate (as defined in Note 1) amounts of $7.7 million, $(14.4) million and zero for the years ended December 31, 2016, 2015 and 2014, respectively. See Note 2 and Note 12.

(4)	Represents net income (loss) earned on and subsequent to the date of acquisition of the Partnership assets (as defined in Note 1). See Note 4.

(5)	See Note 4 for the calculation of net income (loss) per common unit.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS PARTNERS, LP
CONSOLIDATED BALANCE SHEETS

	December 31,
thousands except number of units	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$357,925	$98,033
Accounts receivable, net (1)	223,223	193,329
Other current assets	12,866	7,855
Total current assets	594,014	299,217
Note receivable – Anadarko	260,000	260,000
Property, plant and equipment
Cost	6,861,942	6,556,778
Less accumulated depreciation	1,812,010	1,697,999
Net property, plant and equipment	5,049,932	4,858,779
Goodwill	417,610	419,186
Other intangible assets	803,698	832,127
Equity investments	594,208	618,887
Other assets	13,566	13,001
Total assets	$7,733,028	$7,301,197
LIABILITIES, EQUITY AND PARTNERS’ CAPITAL
Current liabilities
Accounts and imbalance payables	$123,285	$98,661
Accrued ad valorem taxes	23,121	17,808
Accrued liabilities	168,899	119,019
Total current liabilities	315,305	235,488
Long-term debt	3,091,461	2,690,651
Deferred income taxes	6,402	139,704
Asset retirement obligations and other	142,641	128,652
Deferred purchase price obligation – Anadarko (2)	41,440	188,674
Total long-term liabilities	3,281,944	3,147,681
Total liabilities	3,597,249	3,383,169
Equity and partners’ capital
Series A Preferred units (21,922,831 and zero units issued and outstanding at December 31, 2016 and 2015, respectively) (3)	639,545	—
Common units (130,671,970 and 128,576,965 units issued and outstanding at December 31, 2016 and 2015, respectively)	2,536,872	2,588,991
Class C units (12,358,123 and 11,411,862 units issued and outstanding at December 31, 2016 and 2015, respectively) (4)	750,831	710,891
General partner units (2,583,068 units issued and outstanding at December 31, 2016 and 2015)	143,968	120,164
Net investment by Anadarko	—	430,598
Total partners’ capital	4,071,216	3,850,644
Noncontrolling interest	64,563	67,384
Total equity and partners’ capital	4,135,779	3,918,028
Total liabilities, equity and partners’ capital	$7,733,028	$7,301,197

(1)
Accounts receivable, net includes amounts receivable from affiliates (as defined in Note 1) of $76.6 million and $42.7 million as of December 31, 2016 and 2015, respectively. Accounts receivable, net as of December 31, 2016 and 2015, also includes an insurance claim receivable related to an incident at the DBM complex. See Note 1.

(2)	See Note 2.

(3)	The Series A Preferred units are convertible into common units at the holder’s election on a one-for-one basis at any time after the second anniversary of the issuance date. See Note 4.

(4)
The Class C units will convert into common units on a one-for-one basis on December 31, 2017, unless the Partnership elects to convert such units earlier or Anadarko extends the conversion date. See Note 4.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS PARTNERS, LP
CONSOLIDATED STATEMENTS OF EQUITY AND PARTNERS’ CAPITAL

	Partners’ Capital
thousands	Net Investment by Anadarko	Common Units	Class C Units	Series A Preferred Units	General Partner Units	Noncontrolling Interest	Total
Balance at December 31, 2013	$842,731	$2,431,193	$—	$—	$78,157	$70,594	$3,422,675
Net income (loss)	65,154	254,737	1,772	—	120,980	14,025	456,668
Issuance of common and general partner units, net of offering expenses	—	691,417	—	—	13,311	—	704,728
Issuance of Class C units	—	—	750,000	—	—	—	750,000
Beneficial conversion feature of Class C units	—	34,815	(34,815)	—	—	—	—
Distributions to noncontrolling interest owner	—	—	—	—	—	(15,149)	(15,149)
Distributions to unitholders	—	(302,049)	—	—	(106,572)	—	(408,621)
Acquisitions from affiliates	(372,784)	16,534	—	—	—	—	(356,250)
Contributions of equity-based compensation from Anadarko	—	3,104	—	—	63	—	3,167
Net pre-acquisition contributions from (distributions to) Anadarko (1)	(16,692)	—	—	—	—	—	(16,692)
Net distributions to Anadarko of other assets	—	(10,492)	—	—	(214)	—	(10,706)
Elimination of net deferred tax liabilities	38,160	—	—	—	—	—	38,160
Other	27	455	—	—	—	—	482
Balance at December 31, 2014	$556,596	$3,119,714	$716,957	$—	$105,725	$69,470	$4,568,462
Net income (loss)	79,386	(238,166)	(18,110)	—	180,996	10,101	14,207
Above-market component of swap extensions with Anadarko (2)	—	18,449	—	—	—	—	18,449
Issuance of common units, net of offering expenses	—	57,353	—	—	—	—	57,353
Amortization of beneficial conversion feature of Class C units	—	(12,044)	12,044	—	—	—	—
Distributions to noncontrolling interest owner	—	—	—	—	—	(12,187)	(12,187)
Distributions to unitholders	—	(378,602)	—	—	(166,541)	—	(545,143)
Acquisitions from affiliates	(197,562)	23,286	—	—	—	—	(174,276)
Contributions of equity-based compensation from Anadarko	—	3,480	—	—	71	—	3,551
Net pre-acquisition contributions from (distributions to) Anadarko	(49,801)	—	—	—	—	—	(49,801)
Net distributions to Anadarko of other assets	—	(4,547)	—	—	(85)	—	(4,632)
Elimination of net deferred tax liabilities	41,844	—	—	—	—	—	41,844
Other	135	68	—	—	(2)	—	201
Balance at December 31, 2015	$430,598	$2,588,991	$710,891	$—	$120,164	$67,384	$3,918,028
Net income (loss)	11,326	269,018	28,642	45,784	236,561	10,963	602,294
Above-market component of swap extensions with Anadarko (2)	—	45,820	—	—	—	—	45,820
Issuance of common units, net of offering expenses	—	25,000	—	—	—	—	25,000
Issuance of Series A Preferred units, net of offering expenses	—	—	—	686,937	—	—	686,937
Beneficial conversion feature of Series A Preferred units	—	93,409	—	(93,409)	—	—	—
Amortization of beneficial conversion feature of Class C units and Series A Preferred units	—	(42,407)	11,298	31,109	—	—	—
Distributions to noncontrolling interest owner	—	—	—	—	—	(13,784)	(13,784)
Distributions to unitholders	—	(428,231)	—	(30,876)	(212,831)	—	(671,938)
Acquisitions from affiliates	(553,833)	(158,667)	—	—	—	—	(712,500)
Revision to Deferred purchase price obligation – Anadarko (3)	—	139,487	—	—	—	—	139,487
Contributions of equity-based compensation from Anadarko	—	4,131	—	—	83	—	4,214
Net pre-acquisition contributions from (distributions to) Anadarko	(23,491)	—	—	—	—	—	(23,491)
Net distributions to Anadarko of other assets	—	(572)	—	—	(9)	—	(581)
Elimination of net deferred tax liabilities	135,400	—	—	—	—	—	135,400
Other	—	893	—	—	—	—	893
Balance at December 31, 2016	$—	$2,536,872	$750,831	$639,545	$143,968	$64,563	$4,135,779

(1)	Includes deferred taxes on capitalized interest of $0.3 million associated with the acquisition of the TEFR Interests (as defined and described in Note 1).

(2)	See Note 5.

(3)	See Note 2.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS PARTNERS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
thousands	2016	2015	2014
Cash flows from operating activities
Net income (loss)	$602,294	$14,207	$456,668
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	272,933	272,611	211,809
Impairments	15,535	515,458	5,125
Non-cash equity-based compensation expense	4,735	4,188	3,920
Deferred income taxes	2,555	11,346	38,682
Accretion and amortization of long-term obligations, net	(3,789)	17,698	2,736
Equity income, net – affiliates	(78,717)	(71,251)	(57,836)
Distributions from equity investment earnings – affiliates	82,185	82,054	62,967
(Gain) loss on divestiture and other, net (1)	14,641	(57,024)	9
Lower of cost or market inventory adjustments	168	443	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(48,947)	(4,371)	1,399
Increase (decrease) in accounts and imbalance payables and accrued liabilities, net	58,359	1,006	(34,980)
Change in other items, net	(4,367)	(720)	3,996
Net cash provided by operating activities	917,585	785,645	694,495
Cash flows from investing activities
Capital expenditures	(479,993)	(637,964)	(805,005)
Contributions in aid of construction costs from affiliates	6,135	461	183
Acquisitions from affiliates	(716,465)	(10,903)	(379,193)
Acquisitions from third parties	—	(3,514)	(1,523,327)
Investments in equity affiliates	(27)	(11,442)	(64,278)
Distributions from equity investments in excess of cumulative earnings – affiliates	21,238	16,244	18,055
Proceeds from the sale of assets to affiliates	623	925	402
Proceeds from the sale of assets to third parties	45,490	145,916	12,988
Proceeds from property insurance claims	17,465	—	—
Net cash used in investing activities	(1,105,534)	(500,277)	(2,740,175)
Cash flows from financing activities
Borrowings, net of debt issuance costs	1,297,218	889,606	1,646,878
Repayments of debt	(900,000)	(610,000)	(650,000)
Increase (decrease) in outstanding checks	2,079	(2,666)	765
Proceeds from the issuance of common and general partner units, net of offering expenses	25,000	57,353	704,489
Proceeds from the issuance of Class C units	—	—	750,000
Proceeds from the issuance of Series A Preferred units, net of offering expenses	686,937	—	—
Distributions to unitholders (2)	(671,938)	(545,143)	(408,621)
Distributions to noncontrolling interest owner	(13,784)	(12,187)	(15,149)
Net contributions from (distributions to) Anadarko	(23,491)	(49,801)	(16,392)
Above-market component of swap extensions with Anadarko (2)	45,820	18,449	—
Net cash provided by (used in) financing activities	447,841	(254,389)	2,011,970
Net increase (decrease) in cash and cash equivalents	259,892	30,979	(33,710)
Cash and cash equivalents at beginning of period	98,033	67,054	100,764
Cash and cash equivalents at end of period	$357,925	$98,033	$67,054
Supplemental disclosures
Acquisition of DBJV from Anadarko	$(147,234)	$174,276	$—
Net distributions to (contributions from) Anadarko of other assets	581	4,632	10,706
Interest paid, net of capitalized interest	106,485	94,720	67,648
Taxes paid (reimbursements received)	838	—	(90)
Capital lease asset transfer (3)	—	—	4,833

(1)	Includes losses related to an incident at the DBM complex for the year ended December 31, 2015. See Note 1.

(2)	See Note 5.

(3)	For the year ended December 31, 2014, represents transfers of $4.6 million from other long-term assets associated with the capital lease component of a processing agreement.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General. Western Gas Partners, LP is a growth-oriented Delaware master limited partnership (“MLP”) formed by Anadarko Petroleum Corporation in 2007 to acquire, own, develop and operate midstream energy assets.
For purposes of these consolidated financial statements, the “Partnership” refers to Western Gas Partners, LP and its subsidiaries. The Partnership’s general partner, Western Gas Holdings, LLC (the “general partner”), is owned by Western Gas Equity Partners, LP (“WGP”), a Delaware MLP formed by Anadarko Petroleum Corporation in September 2012 to own the Partnership’s general partner, as well as a significant limited partner interest in the Partnership. WGP has no independent operations or material assets other than owning the partnership interests in WES (see Holdings of Partnership equity in Note 4). Western Gas Equity Holdings, LLC is WGP’s general partner and is a wholly owned subsidiary of Anadarko Petroleum Corporation. “Anadarko” refers to Anadarko Petroleum Corporation and its subsidiaries, excluding the Partnership and the general partner, and “affiliates” refers to subsidiaries of Anadarko, excluding the Partnership, but including equity interests in Fort Union Gas Gathering, LLC (“Fort Union”), White Cliffs Pipeline, LLC (“White Cliffs”), Rendezvous Gas Services, LLC (“Rendezvous”), Enterprise EF78 LLC (the “Mont Belvieu JV”), Texas Express Pipeline LLC (“TEP”), Texas Express Gathering LLC (“TEG”) and Front Range Pipeline LLC (“FRP”). The interests in TEP, TEG and FRP are referred to collectively as the “TEFR Interests.” “MGR assets” refers to the Red Desert complex and the Granger straddle plant.
The Partnership is engaged in the business of gathering, compressing, treating, processing and transporting of natural gas, and gathering, stabilizing and transporting condensate, NGLs and crude oil. The Partnership is also currently constructing two produced-water disposal systems in West Texas, which are expected to be placed in service during the second quarter of 2017. The Partnership provides these midstream services for Anadarko, as well as for third-party producers and customers. As of December 31, 2016, the Partnership’s assets and investments consisted of the following (see Note 14 for information regarding events occurring subsequent to December 31, 2016):

	Owned and Operated	Operated Interests	Non-Operated Interests	Equity Interests
Gathering systems	11	4	5	2
Treating facilities	12	12	—	3
Natural gas processing plants/trains	20	5	—	2
NGL pipelines	2	—	—	3
Natural gas pipelines	5	—	—	—
Oil pipelines	—	1	—	1

These assets and investments are located in the Rocky Mountains (Colorado, Utah and Wyoming), North-central Pennsylvania and Texas. The Partnership commenced operation of Train IV in May 2016 and Train V in October 2016, both of which are processing plants at the DBM complex.

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

Presentation of Partnership assets. The term “Partnership assets” refers to the assets owned and interests accounted for under the equity method (see Note 9) by the Partnership as of December 31, 2016. Because Anadarko controls the Partnership through its ownership and control of WGP, which owns the Partnership’s entire general partner interest, each acquisition of Partnership assets from Anadarko has been considered a transfer of net assets between entities under common control. As such, the Partnership assets acquired from Anadarko were initially recorded at Anadarko’s historic carrying value, which did not correlate to the total acquisition price paid by the Partnership. Further, after an acquisition of Partnership assets from Anadarko, the Partnership may be required to recast its financial statements to include the activities of such Partnership assets from the date of common control. See Note 2.
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

When a fair value measurement is required and there is not a market-observable price for the asset or liability or a market-observable price for a similar asset or liability, the cost, income, or market valuation approach is used, depending on the quality of information available to support management’s assumptions. The cost approach is based on management’s best estimate of the current asset replacement cost. The income approach uses management’s best assumptions regarding expectations of projected cash flows, and discounts the expected cash flows using a commensurate risk adjusted discount rate. Such evaluations involve a significant amount of judgment, since the results are based on expected future events or conditions, such as sales prices, estimates of future throughput, capital and operating costs and the timing thereof, economic and regulatory climates and other factors. A multiple approach uses management’s best assumptions regarding expectations of projected earnings before interest, taxes, depreciation, and amortization (“EBITDA”) and the multiple of that EBITDA that a buyer would pay to acquire an asset. Management’s estimates of future net cash flows and EBITDA are inherently imprecise because they reflect management’s expectation of future conditions that are often outside of management’s control. However, assumptions used reflect a market participant’s view of long-term prices, costs and other factors, and are consistent with assumptions used in the Partnership’s business plans and investment decisions.
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

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash equivalents. All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

Bad-debt reserve. Revenues are primarily from Anadarko, for which no credit limit is maintained. Exposure to bad debts is analyzed on a customer-by-customer basis for its third-party accounts receivable and the Partnership may establish credit limits for significant third-party customers. As of December 31, 2016 and 2015, bad-debt reserve was immaterial.

Imbalances. The consolidated balance sheets include imbalance receivables and payables resulting from differences in volumes received into the Partnership’s systems and volumes delivered by the Partnership to customers’ pipelines. Volumes owed to or by the Partnership that are subject to monthly cash settlement are valued according to the terms of the contract as of the balance sheet dates and reflect market index prices. Other volumes owed to or by the Partnership are valued at the Partnership’s weighted-average cost as of the balance sheet dates and are settled in-kind. As of December 31, 2016, imbalance receivables and payables were $3.5 million and $3.0 million, respectively. As of December 31, 2015, imbalance receivables and payables were $2.1 million and $1.6 million, respectively. Net changes in imbalance payables and receivables are reported in cost of product.

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
Management evaluates the ability to recover the carrying amount of its long-lived assets to determine whether its long-lived assets have been impaired. Impairments exist when the carrying amount of an asset exceeds estimates of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. When alternative courses of action to recover the carrying amount of a long-lived asset are under consideration, estimates of future undiscounted cash flows take into account possible outcomes and probabilities of their occurrence. If the carrying amount of the long-lived asset is not recoverable based on the estimated future undiscounted cash flows, the impairment loss is measured as the excess of the asset’s carrying amount over its estimated fair value, such that the asset’s carrying amount is adjusted to its estimated fair value with an offsetting charge to impairment expense. Refer to Note 7 for a description of impairments recorded during the years ended December 31, 2016, 2015 and 2014.

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Insurance recoveries. Involuntary conversions result from the loss of an asset because of some unforeseen event (e.g., destruction due to fire). Some of these events are insurable and result in property damage insurance recovery. Amounts that are received from insurance carriers are net of any deductibles related to the covered event. A receivable is recorded from insurance to the extent a loss is recognized from an involuntary conversion event and the likelihood of recovering such loss is deemed probable. To the extent that any insurance claim receivables are later judged not probable of recovery (e.g., due to new information), such amounts are expensed. A gain on involuntary conversion is recognized when the amount received from insurance exceeds the net book value of the retired asset(s). In addition, gains related to insurance recoveries are not recognized until all contingencies related to such proceeds have been resolved, that is, a cash payment is received from the insurance carrier or there is a binding settlement agreement with the carrier that clearly states that a payment will be made. To the extent that an asset is rebuilt, the associated expenditures are capitalized, as appropriate, in the consolidated balance sheets and presented as capital expenditures in the consolidated statements of cash flows. With respect to business interruption insurance claims, income is recognized only when cash proceeds are received from insurers, which are presented in the consolidated statements of operations as a component of Operating income (loss).
On December 3, 2015, there was an initial fire and secondary explosion at the processing facility within the DBM complex. The majority of the damage from the incident was to the liquid handling facilities and the amine treating units at the inlet of the complex. Train II (with capacity of 100 MMcf/d) sustained the most damage of the processing trains and returned to service in December 2016. Train III (with capacity of 200 MMcf/d) experienced minimal damage and returned to full service in May 2016. For the year ended December 31, 2015, $20.3 million of losses were recorded in Gain (loss) on divestiture and other, net in the consolidated statements of operations, related to this involuntary conversion event based on the difference between the net book value of the affected assets and the insurance claim receivable. As of December 31, 2016 and 2015, the consolidated balance sheets include receivables of $30.0 million and $49.0 million, respectively, for a property insurance claim related to the incident at the DBM complex. As of December 31, 2016, the Partnership had received $33.8 million in cash proceeds from insurers related to the incident at the DBM complex, including $16.3 million in proceeds from business interruption insurance claims and $17.5 million in proceeds from property insurance claims.

Contributions in aid of construction costs from affiliates. On certain of the Partnership’s capital projects, Anadarko is obligated to reimburse the Partnership for all or a portion of project capital expenditures. The majority of such arrangements are associated with projects related to pipeline construction activities and production well tie-ins. The cash receipts resulting from such reimbursements are presented as “Contributions in aid of construction costs from affiliates” within the investing section of the Partnership’s consolidated statements of cash flows. See Note 5.

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

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill. Goodwill is recorded when the purchase price of a business acquired exceeds the fair market value of the tangible and separately measurable intangible net assets. Refer to Note 8 for a discussion of goodwill. Goodwill is evaluated for impairment annually, as of October 1, or more often as facts and circumstances warrant. The Partnership has allocated goodwill on its two reporting units: (i) gathering and processing and (ii) transportation. An initial qualitative assessment is performed prior to proceeding to the comparison of the fair value of each reporting unit to which goodwill has been assigned, to the carrying amount of net assets, including goodwill, of each reporting unit. If concluded, based on qualitative factors, that it is more likely than not that the fair value of the reporting unit exceeds its carrying amount, then goodwill is not impaired, and estimating the fair value of the reporting unit is not necessary. If the carrying amount of the reporting unit exceeds its fair value, based on a hypothetical purchase price allocation, goodwill is written down to its implied fair value through a charge to operating expense. The carrying value of goodwill after such an impairment would represent a Level 3 fair value measurement.

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

Asset retirement obligations. Management recognizes a liability based on the estimated costs of retiring tangible long-lived assets. The liability is recognized at fair value, measured using discounted expected future cash outflows for the asset retirement obligation when the obligation originates, which generally is when an asset is acquired or constructed. The carrying amount of the associated asset is increased commensurate with the liability recognized. Over time, the discounted liability is adjusted to its expected settlement value through accretion expense, which is reported within depreciation and amortization in the consolidated statements of operations. Subsequent to the initial recognition, the liability is also adjusted for any changes in the expected value of the retirement obligation (with a corresponding adjustment to property, plant and equipment) until the obligation is settled. Revisions in estimated asset retirement obligations may result from changes in estimated inflation rates, discount rates, asset retirement costs and the estimated timing of settling asset retirement obligations. See Note 11.

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

Segments. The Partnership’s operations are organized into a single operating segment, the assets of which gather, process, compress, treat and transport Anadarko’s and third-parties’ natural gas, condensate, NGLs and crude oil in the United States.

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenues and cost of product. Under its fee-based gathering, treating and processing arrangements, the Partnership is paid a fixed fee based on the volume and thermal content of natural gas and recognizes revenues for its services in the month such services are performed. Producers’ wells are connected to the Partnership’s gathering systems for delivery of natural gas to the Partnership’s processing or treating plants, where the natural gas is processed to extract NGLs and condensate or treated in order to satisfy pipeline specifications. In some areas, where no processing is required, the producers’ gas is gathered and delivered to pipelines for market delivery. Under cost-of-service gathering agreements, fees are earned for gathering and compression services based on rates calculated in a cost-of-service model and reviewed periodically over the life of the agreements. Under percent-of-proceeds contracts, revenue is recognized when the natural gas, NGLs or condensate is sold. The percentage of the product sale ultimately paid to the producer is recorded as a related cost of product expense.
In certain circumstances, the Partnership purchases natural gas volumes at the wellhead for gathering and processing. As a result, the Partnership has volumes of NGLs and condensate to sell and volumes of residue to sell, to use for system fuel or to satisfy keep-whole obligations. In addition, depending upon specific contract terms, condensate and NGLs recovered during gathering and processing are either returned to the producer or retained and sold. Under keep-whole contracts, when condensate or NGLs are retained and sold, producers are kept whole for the condensate or NGL volumes through the receipt of a thermally equivalent volume of residue. The keep-whole contract conveys an economic benefit to the Partnership when the combined value of the individual NGLs is greater in the form of liquids than as a component of the natural gas stream; however, the Partnership is adversely impacted when the value of the NGLs is lower than the value of the natural gas stream including the liquids. The Partnership has commodity price swap agreements with Anadarko to mitigate exposure to a majority of the commodity price risk inherent in our percent-of-proceeds and keep-whole contracts. See Note 5. Revenue is recognized from the sale of condensate and NGLs upon transfer of title, and related purchases are recorded as cost of product.
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
Proceeds from the sale of residue, NGLs and condensate are reported as revenues from natural gas, natural gas liquids and condensate sales in the consolidated statements of operations. Revenues attributable to the fixed-fee component of gathering and processing contracts as well as demand charges and commodity usage fees on transportation contracts are reported as revenues from gathering, processing and transportation of natural gas and natural gas liquids in the consolidated statements of operations.

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Equity-based compensation. Phantom unit awards are granted under the Western Gas Partners, LP 2008 Long-Term Incentive Plan (the “WES LTIP”). The WES LTIP was adopted by the general partner of the Partnership and permits the issuance of up to 2,250,000 units, of which 2,120,711 units remained available for future issuance as of December 31, 2016. Upon vesting of each phantom unit awarded under the WES LTIP, the holder will receive common units of the Partnership or, at the discretion of the Board of Directors of our general partner, (the “Board of Directors”), cash in an amount equal to the market value of common units of the Partnership on the vesting date. Equity-based compensation expense attributable to grants made under the WES LTIP impacts cash flows from operating activities only to the extent cash payments are made to a participant in lieu of issuance of common units to the participant. Stock-based compensation expense attributable to awards granted under the WES LTIP is amortized over the vesting periods applicable to the awards.
Additionally, general and administrative expenses include equity-based compensation costs allocated by Anadarko to the Partnership for grants made pursuant to (i) the Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan (the “WGP LTIP”) and (ii) the Anadarko Petroleum Corporation 2008 and 2012 Omnibus Incentive Compensation Plans (Anadarko’s plans are referred to collectively as the “Anadarko Incentive Plans”) for all periods presented. Grants made under equity-based compensation plans result in equity-based compensation expense, which is determined by reference to the fair value of equity compensation. For equity-based awards ultimately settled through the issuance of units or stock, the fair value is measured as of the date of the relevant equity grant. Equity-based compensation granted under the WGP LTIP and the Anadarko Incentive Plans does not impact cash flows from operating activities since the offset to compensation expense is recorded as a contribution to partners’ capital in the consolidated financial statements at the time of contribution, when the expense is realized.

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
The accounting standards for uncertain tax positions defines the criteria an individual tax position must satisfy for any part of the benefit of that position to be recognized in the financial statements. The Partnership had no material uncertain tax positions at December 31, 2016 or 2015.
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

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net income (loss) per common unit. The Partnership applies the two-class method in determining net income (loss) per unit applicable to master limited partnerships having multiple classes of securities including common units, Class C units, general partner units and incentive distribution rights (“IDRs”). The two-class method is an earnings allocation formula that treats participating securities as having rights to earnings that otherwise would have been available to common unitholders. Under the two-class method, net income (loss) per unit is calculated as if all of the earnings for the period were distributed pursuant to the terms of the relevant contractual arrangement. The accounting guidance provides the methodology for and circumstances under which undistributed earnings are allocated to the general partner, limited partners and IDR holders. For the Partnership, earnings per unit is calculated based on the assumption that the Partnership distributes to its unitholders an amount of cash equal to the net income of the Partnership, notwithstanding the general partner’s ultimate discretion over the amount of cash to be distributed for the period, the existence of other legal or contractual limitations that would prevent distributions of all of the net income for the period or any other economic or practical limitation on the ability to make a full distribution of all of the net income for the period. See Note 4.

Recently adopted accounting standards. Accounting Standards Update (“ASU”) 2017-04, Intangibles—Goodwill and Other (Topic 350) eliminates Step 2 from the goodwill impairment test in an effort to simplify the subsequent measurement of goodwill. It is effective for annual and interim periods beginning in 2020 and is required to be adopted using a prospective approach, with early adoption permitted for goodwill impairment tests performed after January 1, 2017. The Partnership adopted this ASU on January 1, 2017, and it will only be applicable to the extent that the Partnership determines its goodwill is impaired.
ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business assists in determining whether a transaction should be accounted for as an acquisition or disposal of assets or as a business. It provides a screen that when substantially all of the fair value of the gross assets acquired, or disposed of, are concentrated in a single identifiable asset, or a group of similar identifiable assets, the set will not be considered a business. If the screen is not met, a set must include an input and a substantive process that together significantly contribute to the ability to create an output to be considered a business. This ASU is effective for annual and interim periods beginning in 2018 and is required to be adopted using a prospective approach, with early adoption permitted for transactions not previously reported in issued financial statements. The Partnership adopted this ASU on January 1, 2017, and expects it could have a material impact on future consolidated financial statements as goodwill would not be allocated to divestitures or recorded for acquisitions that are not considered to be businesses.
ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs and eliminates the exception for an intra-entity transfer of an asset other than inventory. This ASU is effective for annual and interim periods beginning in 2018 and is required to be adopted using a modified retrospective approach, with early adoption permitted. The Partnership adopted this ASU on January 1, 2017, with no impact to its consolidated financial statements.
ASU 2015-06, Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions provides guidance for the presentation of historical earnings per unit for MLPs that apply the two-class method of calculating earnings per unit. When a general partner transfers or “drops down” net assets to an MLP, the transaction is accounted for as a transaction between entities under common control, and the statements of operations are adjusted retrospectively to reflect the transaction. This ASU specifies that the historical earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner, and the previously reported earnings per unit of the limited partners should not change as a result of the dropdown transaction. The ASU also requires additional disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing earnings per unit under the two-class method. The Partnership applies the two-class method of calculating earnings per unit as described above (including the allocation of pre-acquisition net income (loss) to the general partner), and discloses the rights to earnings (losses) noted above. As such, there was no impact to the Partnership’s consolidated financial statements upon adoption of this ASU on January 1, 2016.

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs and ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements require capitalized debt issuance costs, except for those related to revolving credit facilities, to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, rather than as an asset. The Partnership adopted these ASUs on January 1, 2016, using a retrospective approach. The adoption resulted in a reclassification that reduced Other assets and Long-term debt by $16.7 million on the Partnership’s consolidated balance sheet at December 31, 2015. See Note 9.
ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis amends existing requirements applicable to reporting entities that are required to evaluate consolidation of a legal entity under the variable interest entity (“VIE”) or voting interest entity models. The provisions will affect how limited partnerships and similar entities are assessed for consolidation, including an additional requirement that a limited partnership will be a VIE unless the limited partners have either substantive kick-out or participating rights over the general partner. The Partnership evaluated the impact of the adoption of this ASU on its consolidated financial statements and determined it does not have any entities for which it is the primary beneficiary for accounting and disclosure purposes. As such, the adoption of this ASU on January 1, 2016, did not impact the Partnership’s consolidated financial statements.

New accounting standards issued but not yet adopted. ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash requires an entity to explain the changes in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents on the statement of cash flows and to provide a reconciliation of the totals in that statement to the related captions in the balance sheet when the cash, cash equivalents, restricted cash, and restricted cash equivalents are presented in more than one line item on the balance sheet. This ASU is effective for annual and interim periods beginning after December 15, 2017, and is required to be adopted using a retrospective approach, with early adoption permitted. The Partnership is evaluating the impact of the adoption of this ASU on its consolidated financial statements.
ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments provides clarification on how certain cash receipts and cash payments are presented and classified on the statement of cash flows. This ASU is effective for annual and interim periods beginning after December 15, 2017, and is required to be adopted using a retrospective approach if practicable, with early adoption permitted. The Partnership does not expect the adoption of this ASU to have a material impact on its consolidated statement of cash flows.
ASU 2016-02, Leases (Topic 842) requires lessees to recognize a lease liability and a right-of-use asset for all leases, including operating leases, with a term greater than 12 months on the balance sheet. The provisions of ASU 2016-02 also modify the definition of a lease and outline the requirements for recognition, measurement, presentation and disclosure of leasing arrangements by both lessees and lessors. This ASU is effective for annual and interim periods beginning after December 15, 2018. The Partnership is currently analyzing its portfolio of contracts to assess the impact future adoption of this ASU may have on its consolidated financial statements.
ASU 2014-09, Revenue from Contracts with Customers (Topic 606) supersedes current revenue recognition requirements and requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. Additional disclosures will be required to describe the nature, amount, timing and uncertainty of revenue and cash flows from contracts with customers. The Partnership has completed an initial review of contracts in each of its revenue streams and is developing accounting policies to address the provisions of the ASU. The Partnership is currently analyzing whether total revenues and total expenses may increase as a result of recognizing both revenue for noncash consideration for services provided and revenue and associated cost of product for the subsequent sale of commodities received as such noncash consideration. The Partnership continues to evaluate the impact of this and other provisions of the ASU on accounting policies, internal controls and consolidated financial statements and related disclosures, and has not finalized any estimates of the potential impacts. The Partnership will adopt the new standard on January 1, 2018, using the modified retrospective method with a cumulative adjustment to equity and partners’ capital.

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  ACQUISITIONS AND DIVESTITURES

The following table presents the acquisitions completed by the Partnership during 2016, 2015 and 2014, and identifies the funding sources for such acquisitions. See Note 14 for information regarding events occurring subsequent to December 31, 2016.

thousands except unit and percent amounts	Acquisition Date	Percentage Acquired	Deferred Purchase Price Obligation - Anadarko	Borrowings	Cash On Hand	Common Units Issued	Class C Units Issued to Anadarko	Series A Preferred Units Issued
TEFR Interests (1)	03/03/2014	Various (1)	$—	$350,000	$6,250	308,490	—	—
DBM (2)	11/25/2014	100%	—	475,000	298,327	—	10,913,853	—
DBJV (3)	03/02/2015	100%	174,276	—	—	—	—	—
Springfield (4)	03/14/2016	100%	—	247,500	—	2,089,602	—	14,030,611

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

(3)
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

(4)
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

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  ACQUISITIONS AND DIVESTITURES (CONTINUED)

DBJV acquisition - deferred purchase price obligation - Anadarko. The consideration to be paid by the Partnership for the acquisition of DBJV consists of a cash payment to Anadarko due on March 31, 2020. The cash payment will be equal to (a) eight multiplied by the average of the Partnership’s share in the Net Earnings (see definition below) of DBJV for the calendar years 2018 and 2019, less (b) the Partnership’s share of all capital expenditures incurred for DBJV between March 1, 2015, and February 29, 2020. Net Earnings is defined as all revenues less cost of product, operating expenses and property taxes, in each case attributable to DBJV on an accrual basis. As of the acquisition date, the estimated future payment obligation (based on management’s estimate of the Partnership’s share of forecasted Net Earnings and capital expenditures for DBJV) was $282.8 million, which had a net present value of $174.3 million, using a discount rate of 10%. During the year ended December 31, 2016, the Partnership recognized an aggregate $226.4 million decrease in the estimated future payment obligation, resulting in a net present value of $41.4 million for this obligation at December 31, 2016, calculated using a discounted cash flow model with a 10% discount rate. The reduction in the value of the deferred purchase price obligation is primarily due to revisions reflecting an increase in the Partnership’s estimate of aggregate capital expenditures to be incurred by DBJV through February 29, 2020, partially offset by an increase in the Partnership’s estimate of 2018 and 2019 Net Earnings.
The following table summarizes the financial statement impact of the Deferred purchase price obligation - Anadarko:

	Deferred purchase price obligation - Anadarko	Estimated future payment obligation
Balance at March 2, 2015 – Acquisition date	$174,276	$282,807
Accretion expense (1)	14,398
Balance at December 31, 2015	188,674	282,807
Accretion revision (2)	(7,747)
Revision to Deferred purchase price obligation – Anadarko (3)	(139,487)
Balance at December 31, 2016	$41,440	$56,455

(1)	Accretion expense was recorded as a charge to Interest expense on the consolidated statements of operations.

(2)	Financing-related accretion revisions were recorded in Interest expense on the consolidated statements of operations.

(3)	Recorded as revisions within Common units on the consolidated balance sheets and consolidated statements of equity and partners’ capital.

Hugoton system divestiture. During the fourth quarter of 2016, the Hugoton system, located in Southwest Kansas and Oklahoma, was sold to a third party, resulting in a net loss on sale of $12.0 million recorded as Gain (loss) on divestiture and other, net in the consolidated statements of operations. The Partnership allocated $1.6 million in goodwill to this divestiture.

Dew and Pinnacle systems divestiture. During the third quarter of 2015, the Dew and Pinnacle systems in East Texas were sold to a third party, resulting in a net gain on sale of $77.3 million recorded as Gain (loss) on divestiture and other, net in the consolidated statements of operations. The Partnership allocated $5.1 million in goodwill to this divestiture.

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  PARTNERSHIP DISTRIBUTIONS

The partnership agreement requires the Partnership to distribute all of its available cash (as defined in the partnership agreement) to unitholders of record on the applicable record date within 45 days of the end of each quarter. The Board of Directors declared the following cash distributions to the Partnership’s common and general partner unitholders for the periods presented:

thousands except per-unit amounts Quarters Ended	Total Quarterly Distribution per Unit	Total Quarterly Cash Distribution	Date of Distribution
2014
March 31	$0.625	$98,749	May 2014
June 30	0.650	105,655	August 2014
September 30	0.675	111,608	November 2014
December 31	0.700	126,044	February 2015
2015
March 31	$0.725	$133,203	May 2015
June 30	0.750	139,736	August 2015
September 30	0.775	146,160	November 2015
December 31	0.800	152,588	February 2016
2016
March 31	$0.815	$158,905	May 2016
June 30	0.830	162,827	August 2016
September 30	0.845	166,742	November 2016
December 31 (1)	0.860	170,657	February 2017

(1)
The Board of Directors declared a cash distribution to the Partnership’s unitholders for the fourth quarter of 2016 of $0.860 per unit, or $170.7 million in aggregate, including incentive distributions, but excluding distributions on Class C units (see Class C unit distributions below) and Series A Preferred units (see Series A Preferred unit distributions below). The cash distribution was paid on February 13, 2017, to unitholders of record at the close of business on February 2, 2017.

Available cash. The amount of available cash (as defined in the partnership agreement) generally is all cash on hand at the end of the quarter, plus, at the discretion of the general partner, working capital borrowings made subsequent to the end of such quarter, less the amount of cash reserves established by the Partnership’s general partner to provide for the proper conduct of the Partnership’s business, including reserves to fund future capital expenditures; to comply with applicable laws, debt instruments or other agreements; or to provide funds for distributions to its unitholders, and to its general partner for any one or more of the next four quarters. Working capital borrowings generally include borrowings made under a credit facility or similar financing arrangement. Working capital borrowings may only be those that, at the time of such borrowings, were intended to be repaid within 12 months. In all cases, working capital borrowings are used solely for working capital purposes or to fund distributions to partners.

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  PARTNERSHIP DISTRIBUTIONS (CONTINUED)

Class C unit distributions. The Class C units receive quarterly distributions at a rate equivalent to the Partnership’s common units. The distributions are paid in the form of additional Class C units (“PIK Class C units”) until the scheduled conversion date on December 31, 2017 (unless earlier converted), and the Class C units are disregarded with respect to distributions of the Partnership’s available cash until they are converted to common units. The number of additional PIK Class C units to be issued in connection with a distribution payable on the Class C units is determined by dividing the corresponding distribution attributable to the Class C units by the volume-weighted-average price of the Partnership’s common units for the ten days immediately preceding the payment date for the common unit distribution, less a 6% discount. The Partnership records the PIK Class C unit distributions at fair value at the time of issuance. This Level 2 fair value measurement uses the Partnership’s unit price as a significant input in the determination of the fair value. The Partnership made distributions to APC Midstream Holdings, LLC (“AMH”), the holder of the Class C units, of 946,261 PIK Class C units during 2016 and 498,009 PIK Class C units during 2015. Further, 178,977 PIK Class C units were distributed to AMH in February 2017, for the quarterly distribution period ended December 31, 2016. See Note 4 for further discussion of the Class C units.

Series A Preferred unit distributions. As further described in Note 4, the Partnership issued Series A Preferred units representing limited partner interests in the Partnership to private investors in March 2016 and April 2016. The Series A Preferred unitholders receive quarterly distributions in cash equal to $0.68 per Series A Preferred unit, subject to certain adjustments. The holders of the Series A Preferred units are entitled to certain rights that are senior to the rights of holders of common and Class C units, such as rights to distributions and rights upon liquidation of the Partnership. No payment or distribution on any junior equity security of the Partnership, including common and Class C units, for any quarter is permitted prior to the payment in full of the Series A Preferred unit distribution (including any outstanding arrearages). For the quarter ended December 31, 2016, the Series A Preferred unitholders received an aggregate cash distribution of $14.9 million (paid in February 2017). For the quarter ended September 30, 2016, the Series A Preferred unitholders received an aggregate cash distribution of $14.9 million (paid in November 2016). For the quarter ended June 30, 2016, the Series A Preferred unitholders received an aggregate cash distribution of $14.1 million (paid in August 2016) comprised of a quarterly per unit distribution prorated for the 77-day period during which 7,892,220 Series A Preferred units were outstanding during the second quarter of 2016 and a full quarterly per unit distribution on 14,030,611 Series A Preferred units. For the quarter ended March 31, 2016, the Series A Preferred unitholders received an aggregate cash distribution of $1.9 million (paid in May 2016), based on the quarterly per unit distribution prorated for the 18-day period during which 14,030,611 Series A Preferred units were outstanding during the first quarter of 2016. See Note 4 for further discussion of the Series A Preferred units.

General partner interest and incentive distribution rights. As of December 31, 2016, the general partner was entitled to 1.5% of all quarterly distributions that the Partnership makes prior to its liquidation and, as the holder of the IDRs, was entitled to incentive distributions at the maximum distribution sharing percentage of 48.0% for all periods presented, after the minimum quarterly distribution and the target distribution levels had been achieved. The maximum distribution sharing percentage of 49.5% does not include any distributions that the general partner may receive on common units that it may acquire.

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

The Partnership issued no common units under the $500.0 million COP during the year ended December 31, 2016.

Class C units. In connection with the closing of the DBM acquisition in November 2014, the Partnership issued 10,913,853 Class C units to AMH at a price of $68.72 per unit, generating proceeds of $750.0 million, pursuant to a Unit Purchase Agreement (“UPA”) with Anadarko and AMH. All outstanding Class C units will convert into common units on a one-for-one basis on December 31, 2017, unless the Partnership elects to convert such units earlier or Anadarko extends the conversion date. See Note 14. The Class C units were issued to partially fund the acquisition of DBM, and the UPA contains an optional redemption feature that provides the Partnership the ability to redeem up to $150.0 million of the Class C units within 10 days of the receipt of cash proceeds from an entity that is not an affiliate of the Partnership or AMH, if these cash proceeds were in relation to (i) the assets of DBM, (ii) the equity interests in DBM or (iii) the equity interests in a subsidiary of the Partnership that owns a majority of the outstanding equity interests in DBM. As of December 31, 2016, no such proceeds had been received, and no Class C units had been redeemed.
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

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  EQUITY AND PARTNERS’ CAPITAL (CONTINUED)

Series A Preferred units. In connection with the closing of the Springfield acquisition on March 14, 2016, the Partnership issued 14,030,611 Series A Preferred units (the “March 2016 Series A units”) to private investors for a cash purchase price of $32.00 per unit, generating proceeds of $440.0 million (net of fees and expenses, but including a 2.0% transaction fee paid to the private investors). In April 2016, the Partnership issued an additional 7,892,220 Series A Preferred units (the “April 2016 Series A units”) pursuant to the full exercise of an option granted in connection with the March 2016 Series A units issuance, generating net proceeds of $246.9 million. The Series A Preferred unitholders may convert the Series A Preferred units into common units on a one-for-one basis at any time after the second anniversary of the issuance date, in whole or in part, subject to certain conversion thresholds. Similarly, the Partnership may convert the Series A Preferred units at any time after the third anniversary of the issuance date, in whole or in part, if the closing price of the Partnership’s common units is greater than $48.00 per common unit for 20 of the 30 preceding trading days, and subject to other certain conversion thresholds. In addition, upon certain events involving a change of control, the Series A Preferred unitholders may elect on an individual basis, subject to certain conditions, to (i) convert their Series A Preferred units to common units at the then applicable conversion rate, (ii) if the Partnership is not the surviving entity (or if the Partnership is the surviving entity, but its common units will cease to be listed), require the Partnership to use commercially reasonable efforts to cause the surviving entity in any such transaction to issue a substantially equivalent security (or convert into common units based on a specified formula, if the Partnership is unable to cause such substantially equivalent securities to be issued), (iii) if the Partnership is the surviving entity, continue to hold their Series A Preferred units, or (iv) require the Partnership to redeem the Series A Preferred units at a price per Series A Preferred unit of $32.32, plus accrued and unpaid distributions to be paid in cash or common units at the discretion of the Partnership.
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
The following table summarizes the common, Class C, Series A Preferred and general partner units issued during the years ended December 31, 2016 and 2015:

	Common Units	Class C Units	Series A Preferred Units	General Partner Units	Total
Balance at December 31, 2014	127,695,130	10,913,853	—	2,583,068	141,192,051
PIK Class C units	—	498,009	—	—	498,009
Long-Term Incentive Plan award vestings	8,310	—	—	—	8,310
$500.0 million COP	873,525	—	—	—	873,525
Balance at December 31, 2015	128,576,965	11,411,862	—	2,583,068	142,571,895
PIK Class C units	—	946,261	—	—	946,261
Springfield acquisition	2,089,602	—	14,030,611	—	16,120,213
April 2016 Series A units	—	—	7,892,220	—	7,892,220
Long-Term Incentive Plan award vestings	5,403	—	—	—	5,403
Balance at December 31, 2016	130,671,970	12,358,123	21,922,831	2,583,068	167,535,992

Holdings of Partnership equity. As of December 31, 2016, WGP held 50,132,046 common units, representing a 29.9% limited partner interest in the Partnership, and, through its ownership of the general partner, WGP indirectly held 2,583,068 general partner units, representing a 1.5% general partner interest in the Partnership, and 100% of the incentive distribution rights. As of December 31, 2016, other subsidiaries of Anadarko collectively held 2,011,380 common units and 12,358,123 Class C units, representing an aggregate 8.6% limited partner interest in the Partnership. As of December 31, 2016, the public held 78,528,544 common units, representing a 46.9% limited partner interest in the Partnership and private investors held 21,922,831 Series A Preferred units, representing a 13.1% limited partner interest in the Partnership.

Net income (loss) per unit for common units. Net income (loss) attributable to Western Gas Partners, LP earned on and subsequent to the date of the acquisition of the Partnership assets, net of distributions on the Series A Preferred units and amortization of the Series A Preferred unit beneficial conversion features (see Series A Preferred units above), is allocated to the general partner, the common unitholders and the Class C unitholder, in accordance with their respective weighted-average ownership percentages (exclusive of the Series A Preferred unit limited partnership interest) and, when applicable, giving effect to incentive distributions allocable to the general partner. Specifically, net income equal to the amount of available cash (as defined by the partnership agreement) is allocated to the general partner, common and Class C unitholder consistent with actual cash distributions and capital account allocations, including incentive distributions allocable to the general partner. Undistributed earnings (net income in excess of distributions) or undistributed losses (available cash in excess of net income) are then allocated to the general partner, common unitholders and the Class C unitholder in accordance with their respective weighted-average ownership percentages during each period. Additionally, the allocable limited partners’ interest in net income (loss) is also net of amortization of the beneficial conversion feature related to the Class C units (see Class C units above) and is allocated between the common and Class C unitholders by applying the provisions of the partnership agreement that govern actual cash distributions and capital account allocations, as if all earnings for the period had been distributed. Net income (loss) attributable to the Partnership assets acquired from Anadarko for periods prior to the Partnership’s acquisition of the Partnership assets is not allocated to the limited partners for purposes of calculating net income (loss) per common unit.

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
The following table illustrates the Partnership’s calculation of net income (loss) per unit for common units:

	Year Ended December 31,
thousands except per-unit amounts	2016	2015	2014
Net income (loss) attributable to Western Gas Partners, LP	$591,331	$4,106	$442,643
Pre-acquisition net (income) loss allocated to Anadarko	(11,326)	(79,386)	(65,154)
Series A Preferred units interest in net (income) loss (1)	(76,893)	—	—
General partner interest in net (income) loss	(236,561)	(180,996)	(120,980)
Common and Class C limited partners’ interest in net income (loss)	$266,551	$(256,276)	$256,509
Net income (loss) allocable to common units (1)	$226,611	$(250,210)	$254,737
Net income (loss) allocable to Class C units (1)	39,940	(6,066)	1,772
Common and Class C limited partners’ interest in net income (loss)	$266,551	$(256,276)	$256,509
Net income (loss) per unit
Common units – basic	$1.74	$(1.95)	$2.13
Common units – diluted (2)	1.74	(1.95)	2.12
Weighted-average units outstanding
Common units – basic	130,253	128,345	119,822
Class C units (2)	11,945	11,114	1,106
Series A Preferred units assuming conversion to common units (2)	16,860	—	—
Common units - diluted (2)	130,253	128,345	120,928

(1)	Adjusted to reflect amortization of the beneficial conversion features.

(2)
The impact of Class C units and the conversion of Series A Preferred units would be anti-dilutive for the year ended December 31, 2016, and the impact of Class C units would be anti-dilutive for the year ended December 31, 2015.

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

Note receivable - Anadarko and Deferred purchase price obligation - Anadarko. Concurrently with the closing of the Partnership’s May 2008 initial public offering, the Partnership loaned $260.0 million to Anadarko in exchange for a 30-year note bearing interest at a fixed annual rate of 6.50%, payable quarterly. The fair value of the note receivable from Anadarko was $313.3 million and $252.3 million at December 31, 2016 and 2015, respectively. The fair value of the note reflects consideration of credit risk and any premium or discount for the differential between the stated interest rate and quarter-end market interest rate, based on quoted market prices of similar debt instruments. Accordingly, the fair value of the note receivable from Anadarko is measured using Level 2 inputs.
The consideration to be paid by the Partnership to Anadarko for the March 2015 acquisition of DBJV consists of a cash payment due on March 31, 2020. See Note 2 and Note 12.

Commodity price swap agreements. The Partnership has commodity price swap agreements with Anadarko to mitigate exposure to a majority of the commodity price risk inherent in its percent-of-proceeds and keep-whole contracts. Notional volumes for each of the commodity price swap agreements are not specifically defined. Instead, the commodity price swap agreements apply to the actual volume of natural gas, condensate and NGLs purchased and sold. The commodity price swap agreements do not satisfy the definition of a derivative financial instrument and, therefore, are not required to be measured at fair value.

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  TRANSACTIONS WITH AFFILIATES (CONTINUED)

The following table summarizes gains and losses upon settlement of commodity price swap agreements recognized in the consolidated statements of operations:

	Year Ended December 31,
thousands	2016	2015	2014
Gains (losses) on commodity price swap agreements related to sales: (1)
Natural gas sales	$11,116	$45,978	$9,494
Natural gas liquids sales	59,918	145,258	113,866
Total	71,034	191,236	123,360
Losses on commodity price swap agreements related to purchases (2)	(42,577)	(124,944)	(68,492)
Net gains (losses) on commodity price swap agreements	$28,457	$66,292	$54,868

(1)	Reported in affiliate Natural gas and natural gas liquids sales in the consolidated statements of operations in the period in which the related sale is recorded.

(2)	Reported in Cost of product in the consolidated statements of operations in the period in which the related purchase is recorded.

Swap extensions - DJ Basin complex, Hugoton system and MGR assets. On June 25, 2015, the Partnership extended its commodity price swap agreements with Anadarko for the DJ Basin complex from July 1, 2015, through December 31, 2015, and for the Hugoton system from October 1, 2015, through December 31, 2015. On December 8, 2015, the commodity price swap agreements with Anadarko for the DJ Basin complex and Hugoton system were further extended from January 1, 2016, through December 31, 2016. On December 1, 2016, the commodity price swap agreements with Anadarko for the DJ Basin complex and the MGR assets were extended from January 1, 2017 through December 31, 2017.
Revenues or costs attributable to volumes settled during the respective extension period, at the applicable market price in the tables below, are recognized in the consolidated statements of operations. The Partnership also records a capital contribution from Anadarko in the Partnership’s consolidated statements of equity and partners’ capital for the amount by which the swap price exceeds the applicable market price in the tables below. For the years ended December 31, 2016 and 2015, the capital contributions from Anadarko were $45.8 million and $18.4 million, respectively, attributable to the commodity price swap agreements for the DJ Basin complex and the Hugoton system. The tables below summarize the swap prices for the extension periods compared to the forward market prices as of the various agreement dates.

	DJ Basin Complex
per barrel except natural gas	2015 - 2017 Swap Prices	2015 Market Prices (1)	2016 Market Prices (1)	2017 Market Prices (1)
Ethane	$18.41	$1.96	$0.60	$5.09
Propane	47.08	13.10	10.98	18.85
Isobutane	62.09	19.75	17.23	26.83
Normal butane	54.62	18.99	16.86	26.20
Natural gasoline	72.88	52.59	26.15	41.84
Condensate	76.47	52.59	34.65	45.40
Natural gas (per MMBtu)	5.96	2.75	2.11	3.05

	Hugoton System (2)
per barrel except natural gas	2015 - 2016 Swap Prices	2015 Market Prices (1)	2016 Market Prices (1)
Condensate	$78.61	$32.56	$18.81
Natural gas (per MMBtu)	5.50	2.74	2.12

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  TRANSACTIONS WITH AFFILIATES (CONTINUED)

	MGR Assets
per barrel except natural gas	2015 Swap Prices	2016 - 2017 Swap Prices	2017 Market Prices (1)
Ethane	$23.41	$23.11	$4.08
Propane	52.99	52.90	19.24
Isobutane	74.02	73.89	25.79
Normal butane	65.04	64.93	25.16
Natural gasoline	81.82	81.68	45.01
Condensate	81.82	81.68	53.55
Natural gas (per MMBtu)	4.66	4.87	3.05

(1)
Represents the New York Mercantile Exchange forward strip price as of June 25, 2015, December 8, 2015 and December 1, 2016, for the 2015 Market Prices, 2016 Market Prices and 2017 Market Prices, respectively, adjusted for product specification, location, basis and, in the case of NGLs, transportation and fractionation costs.

(2)	The Hugoton system was sold in October 2016. See Note 2.

Gathering and processing agreements. The Partnership has significant gathering and processing arrangements with affiliates of Anadarko on a majority of its systems. The Partnership’s natural gas gathering, treating and transportation throughput (excluding equity investment throughput) attributable to production owned or controlled by Anadarko was 37%, 53% and 56% for the years ended December 31, 2016, 2015 and 2014, respectively. The Partnership’s natural gas processing throughput (excluding equity investment throughput) attributable to production owned or controlled by Anadarko was 54%, 51% and 57% for the years ended December 31, 2016, 2015 and 2014, respectively. The Partnership’s crude/NGL gathering, treating and transportation throughput (excluding equity investment throughput) attributable to production owned or controlled by Anadarko was 65% for the year ended December 31, 2016, and 100% for each of the years ended December 31, 2015 and 2014. Prior to January 1, 2016, Springfield’s contracts were with a subsidiary of Anadarko who contracted with third parties. Effective January 1, 2016, Springfield’s contracts are with both a subsidiary of Anadarko and third parties directly.

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
The following table summarizes the amounts the Partnership reimbursed to Anadarko:

	Year Ended December 31,
thousands	2016	2015	2014
General and administrative expenses	$29,360	$22,896	$20,249
Public company expenses	8,410	8,950	8,006
Total reimbursement	$37,770	$31,846	$28,255

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

Tax sharing agreement. Pursuant to a tax sharing agreement, the Partnership reimburses Anadarko for its estimated share of taxes from all forms of taxation, excluding taxes imposed by the United States. Taxes for which the Partnership reimburses Anadarko include state taxes attributable to the Partnership’s income, which are directly borne by Anadarko through its filing of a combined or consolidated tax return with respect to periods beginning on and subsequent to the acquisition of the Partnership assets from Anadarko. Anadarko may use its own tax attributes to reduce or eliminate the tax liability of its combined or consolidated group, which may include the Partnership as a member. However, under this circumstance, the Partnership nevertheless is required to reimburse Anadarko for its allocable share of taxes that would have been owed had tax attributes not been available to Anadarko.

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
The employees supporting the Partnership’s operations are employees of Anadarko. Anadarko allocates costs to the Partnership for its share of personnel costs, including costs associated with equity-based compensation plans, non-contributory defined pension and postretirement plans and defined contribution savings plans pursuant to the omnibus agreement and services and secondment agreement. In general, the Partnership’s reimbursement to Anadarko under the omnibus agreement or services and secondment agreements is either (i) on an actual basis for direct expenses Anadarko and the general partner incur on behalf of the Partnership, or (ii) based on an allocation of salaries and related employee benefits between the Partnership, the general partner and Anadarko based on estimates of time spent on each entity’s business and affairs. Most general and administrative expenses charged to the Partnership by Anadarko are attributed to the Partnership on an actual basis, and do not include any mark-up or subsidy component. With respect to allocated costs, management believes the allocation method employed by Anadarko is reasonable. Although it is not practicable to determine what the amount of these direct and allocated costs would be if the Partnership were to directly obtain these services, management believes that aggregate costs charged to the Partnership by Anadarko are reasonable.

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  TRANSACTIONS WITH AFFILIATES (CONTINUED)

WES LTIP. The general partner awards phantom units under the WES LTIP primarily to its independent directors, but also from time to time to its executive officers and Anadarko employees performing services for the Partnership. The phantom units awarded to the independent directors vest one year from the grant date, while all other awards are subject to graded vesting over a three-year service period. Compensation expense is recognized over the vesting period and was $0.4 million, $0.5 million and $0.6 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, there was $0.1 million of unrecognized compensation expense attributable to the outstanding awards under the WES LTIP, all of which will be realized by the Partnership, and which is expected to be recognized over a weighted-average period of 0.3 years.
The following table summarizes WES LTIP award activity for the years ended December 31, 2016, 2015 and 2014:

	2016		2015		2014
	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value	Units
Phantom units outstanding at beginning of year	$68.78	5,477	$60.74	9,522	$49.47	16,844
Vested	68.78	(5,477)	60.69	(9,257)	49.55	(13,122)
Granted	49.30	7,304	69.10	5,212	68.14	5,800
Phantom units outstanding at end of year	49.30	7,304	68.78	5,477	60.74	9,522

WGP LTIP and Anadarko Incentive Plans. For the years ended December 31, 2016, 2015 and 2014, general and administrative expenses included $5.2 million, $3.9 million and $3.5 million, respectively, of equity-based compensation expense, allocated to the Partnership by Anadarko, for awards granted to the executive officers of the general partner and other employees under the WGP LTIP and the Anadarko Incentive Plans. Of these amounts, $4.2 million, $3.6 million and $3.2 million for the years ended December 31, 2016, 2015 and 2014, respectively, are reflected as contributions to partners’ capital in the Partnership’s consolidated statements of equity and partners’ capital. As of December 31, 2016, the Partnership estimated that $10.8 million of estimated unrecognized compensation expense attributable to the Anadarko Incentive Plans will be allocated to the Partnership over a weighted-average period of 2.3 years.

Equipment purchases and sales. The following table summarizes the Partnership’s purchases from and sales to Anadarko of pipe and equipment:

	Year Ended December 31,
	2016	2015	2014	2016	2015	2014
thousands	Purchases			Sales
Cash consideration	$3,965	$10,903	$22,943	$623	$925	$402
Net carrying value	(3,366)	(6,318)	(12,210)	(605)	(972)	(375)
Partners’ capital adjustment	$599	$4,585	$10,733	$18	$(47)	$27

Contributions in aid of construction costs from affiliates. On certain of the Partnership’s capital projects, Anadarko is obligated to reimburse the Partnership for all or a portion of project capital expenditures. The majority of such arrangements are associated with projects related to pipeline construction activities and production well tie-ins. The cash receipts resulting from such reimbursements are presented as “Contributions in aid of construction costs from affiliates” within the investing section of the Partnership’s consolidated statements of cash flows.

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  TRANSACTIONS WITH AFFILIATES (CONTINUED)

Summary of affiliate transactions. The following table summarizes material affiliate transactions. See Note 2 for discussion of affiliate acquisitions and related funding.

	Year ended December 31,
thousands	2016	2015	2014
Revenues and other (1)	$1,228,232	$1,220,639	$1,203,974
Equity income, net – affiliates (1)	78,717	71,251	57,836
Cost of product (1)	80,455	167,354	127,930
Operation and maintenance (2)	72,330	77,061	71,386
General and administrative (3)	38,066	33,903	31,308
Operating expenses	190,851	278,318	230,624
Interest income (4)	16,900	16,900	16,900
Interest expense (5)	(7,747)	14,398	—
Proceeds from the issuance of common units, net of offering expenses (6)	25,000	—	—
Distributions to unitholders (7)	382,711	314,200	234,024
Above-market component of swap extensions with Anadarko	45,820	18,449	—

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

(3)
Represents general and administrative expense incurred on and subsequent to the date of the Partnership’s acquisition of the Partnership assets, as well as a management services fee for reimbursement of expenses incurred by Anadarko for periods prior to the acquisition of the Partnership assets by the Partnership. These amounts include equity-based compensation expense allocated to the Partnership by Anadarko (see WES LTIP and WGP LTIP and Anadarko Incentive Plans within this Note 5) and amounts charged by Anadarko under the omnibus agreement.

(4)	Represents interest income recognized on the note receivable from Anadarko.

(5)	For the years ended December 31, 2016 and 2015, includes amounts related to the Deferred purchase price obligation - Anadarko (see Note 2 and Note 12).

(6)	Represents proceeds from the issuance of 835,841 common units to WGP as partial funding for the acquisition of Springfield (see Note 2).

(7)	Represents distributions paid under the partnership agreement (see Note 3 and Note 4).

Concentration of credit risk. Anadarko was the only customer from whom revenues exceeded 10% of the Partnership’s consolidated revenues for all periods presented in the consolidated statements of operations.

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  INCOME TAXES

The components of the Partnership’s income tax expense (benefit) are as follows:

	Year Ended December 31,
thousands	2016	2015	2014
Current income tax expense (benefit)
Federal income tax expense (benefit)	$4,477	$32,422	$(114)
State income tax expense (benefit)	1,340	1,764	493
Total current income tax expense (benefit)	5,817	34,186	379
Deferred income tax expense (benefit)
Federal income tax expense (benefit)	1,622	10,251	35,361
State income tax expense (benefit)	933	1,095	3,321
Total deferred income tax expense (benefit)	2,555	11,346	38,682
Total income tax expense (benefit)	$8,372	$45,532	$39,061

Total income taxes differed from the amounts computed by applying the statutory income tax rate to income (loss) before income taxes. The sources of these differences are as follows:

	Year Ended December 31,
thousands except percentages	2016	2015	2014
Income (loss) before income taxes	$610,666	$59,739	$495,729
Statutory tax rate	—%	—%	—%
Tax computed at statutory rate	$—	$—	$—
Adjustments resulting from:
Federal taxes on income attributable to Partnership assets pre-acquisition	6,162	42,823	35,716
State taxes on income attributable to Partnership assets pre-acquisition (net of federal benefit)	117	298	864
Texas margin tax expense (benefit) (1)	2,093	2,411	2,481
Income tax expense (benefit)	$8,372	$45,532	$39,061
Effective tax rate	1%	76%	8%

(1)
Includes a reduction of $2.2 million in deferred state income taxes for the year ended December 31, 2015. Texas House Bill 32, signed into law in June 2015, reduced the Texas margin tax rates by 0.25%. The law became effective January 1, 2016. The Partnership is required to include the impact of the law change on its deferred state income taxes in the period enacted.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets (liabilities) are as follows:

	December 31,
thousands	2016	2015
Depreciable property	$(4,976)	$(138,159)
Credit carryforwards	498	512
Other intangible assets	(1,928)	(2,070)
Other	4	13
Net long-term deferred income tax liabilities	$(6,402)	$(139,704)

Credit carryforwards, which are available for use on future income tax returns, consist of $0.5 million of state income tax credits that expire in 2026.

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  PROPERTY, PLANT AND EQUIPMENT

A summary of the historical cost of the Partnership’s property, plant and equipment is as follows:

		December 31,
thousands	Estimated Useful Life	2016	2015
Land	n/a	$4,012	$3,744
Gathering systems and processing complexes	3 to 47 years	6,462,053	6,061,004
Pipelines and equipment	15 to 45 years	139,646	136,290
Assets under construction	n/a	226,626	329,887
Other	3 to 40 years	29,605	25,853
Total property, plant and equipment		6,861,942	6,556,778
Accumulated depreciation		1,812,010	1,697,999
Net property, plant and equipment		$5,049,932	$4,858,779

The cost of property classified as “Assets under construction” is excluded from capitalized costs being depreciated. These amounts represent property that is not yet suitable to be placed into productive service as of the respective balance sheet date.

Impairments. As of December 31, 2016, net property, plant and equipment includes impairments of $15.5 million. The Partnership recognized an impairment of $6.1 million at the Newcastle system, which was impaired to its estimated fair value of $3.1 million, using the income approach and Level 3 fair value inputs, due to a reduction in estimated future cash flows caused by the low commodity price environment. Also during 2016, the Partnership recognized impairments of $9.4 million, primarily related to the cancellation of projects at the DJ Basin complex and Springfield and DBJV systems, and the abandonment of compressors at the MIGC system.
During 2015, the Partnership recognized impairments of $515.5 million, primarily due to impairments of $280.2 million at the Red Desert complex and $220.9 million at the Hilight system. Using the income approach and Level 3 fair value inputs, the Red Desert complex was impaired to its estimated salvage value of $6.3 million and the Hilight system was impaired to its estimated fair value of $28.8 million. These impairments were triggered by a reduction in estimated future cash flows caused by the low commodity price environment and resulting reduced producer drilling activity and related throughput. Also during 2015, the Partnership recognized impairments of $14.4 million, primarily due to (i) the abandonment of compressors at the MIGC system and (ii) the cancellation of projects at the Non-Operated Marcellus Interest systems and the Brasada, Red Desert and DJ Basin complexes.
During 2014, the Partnership recognized impairments of $5.1 million, primarily related to (i) a non-operational plant in the Powder River Basin that was impaired to its estimated salvage value of $2.4 million, using the income approach and Level 3 fair value inputs, (ii) the cancellation of various capital projects by the third-party operator of the Non-Operated Marcellus Interest systems and (iii) a compressor no longer in service at the Hilight system.

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
Goodwill is evaluated for impairment annually (see Note 1). Estimating the fair value of the reporting units was not necessary based on the qualitative evaluation as of October 1, 2016, and no goodwill impairment has been recognized in these consolidated financial statements. Procedures were also performed in the fourth quarter of 2016 to review any changes in circumstances subsequent to the annual test, including changes in commodity prices. These procedures also indicated no impairment.

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
The following table presents the gross carrying amount and accumulated amortization of other intangible assets:

	December 31,
thousands	2016	2015
Gross carrying amount	$868,035	$868,035
Accumulated amortization	(64,337)	(35,908)
Other intangible assets	$803,698	$832,127

Amortization expense for intangible assets was $28.4 million, $28.2 million and $4.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. An estimated $28.4 million of intangible asset amortization will be recorded for each of the next five years.

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  EQUITY INVESTMENTS

The following table presents the activity in the Partnership’s equity investments for the years ended December 31, 2016 and 2015:

	Equity Investments
thousands	Fort Union (1)	White Cliffs (2)	Rendezvous (3)	Mont Belvieu JV (4)	TEG (5)	TEP (6)	FRP (7)	Total
Balance at December 31, 2014	$25,933	$44,315	$56,336	$121,337	$16,790	$198,793	$170,988	$634,492
Investment earnings (loss), net of amortization	(3,200)	14,770	2,292	23,570	586	16,088	17,145	71,251
Contributions	—	8,512	—	(432)	—	1,880	1,482	11,442
Distributions	(5,611)	(14,188)	(4,233)	(24,248)	(803)	(16,340)	(16,631)	(82,054)
Distributions in excess of cumulative earnings (8)	—	(2,970)	(3,482)	(3,138)	(290)	(5,618)	(746)	(16,244)
Balance at December 31, 2015	$17,122	$50,439	$50,913	$117,089	$16,283	$194,803	$172,238	$618,887
Investment earnings (loss), net of amortization	608	13,858	1,931	26,204	708	16,683	18,725	78,717
Contributions	—	441	—	—	166	(580)	—	27
Distributions	(1,543)	(13,277)	(3,873)	(26,243)	(730)	(16,934)	(19,585)	(82,185)
Distributions in excess of cumulative earnings (8)	(3,354)	(4,142)	(2,232)	(4,245)	(581)	(4,778)	(1,906)	(21,238)
Balance at December 31, 2016	$12,833	$47,319	$46,739	$112,805	$15,846	$189,194	$169,472	$594,208

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

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  EQUITY INVESTMENTS (CONTINUED)

The investment balance at December 31, 2016, includes $38.2 million for the purchase price allocated to the investment in Rendezvous in excess of the historic cost basis of Western Gas Resources, Inc. (“WGRI”), the entity that previously owned the interest in Rendezvous, which Anadarko acquired in August 2006. This excess balance is attributable to the difference between the fair value and book value of such gathering and treating facilities (at the time WGRI was acquired by Anadarko) and is being amortized over the remaining estimated useful life of those facilities.
The investment balance in White Cliffs at December 31, 2016, is $7.5 million less than the Partnership’s underlying equity in White Cliffs’ net assets, primarily due to the Partnership recording the acquisition of its initial 0.4% interest in White Cliffs at Anadarko’s historic carrying value. This difference is being amortized to equity income, net – affiliates over the remaining estimated useful life of the White Cliffs pipeline.
During the year ended December 31, 2015, an impairment loss was recognized by the operator of Fort Union. The Partnership’s 14.81% share of the impairment loss was $9.5 million recorded in Equity income, net – affiliates in the consolidated statements of operations.
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
The following tables present the summarized combined financial information for the Partnership’s equity investments (amounts represent 100% of investee financial information):

	Year Ended December 31,
thousands	2016	2015	2014
Consolidated Statements of Income
Revenues	$687,554	$667,554	$548,629
Operating income	428,454	359,899	336,188
Net income	427,511	359,443	333,705

	December 31,
thousands	2016	2015
Consolidated Balance Sheets
Current assets	$118,472	$154,937
Property, plant and equipment, net	2,626,466	2,716,078
Other assets	39,802	43,713
Total assets	$2,784,740	$2,914,728
Current liabilities	63,468	78,116
Non-current liabilities	6,662	9,072
Equity	2,714,610	2,827,540
Total liabilities and equity	$2,784,740	$2,914,728

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  COMPONENTS OF WORKING CAPITAL

A summary of accounts receivable, net is as follows:

	December 31,
thousands	2016	2015
Trade receivables, net	$192,808	$143,557
Other receivables, net	30,415	49,772
Total accounts receivable, net	$223,223	$193,329

A summary of other current assets is as follows:

	December 31,
thousands	2016	2015
Natural gas liquids inventory	$7,126	$2,403
Imbalance receivables	3,483	2,122
Prepaid insurance	2,257	2,296
Other	—	1,034
Total other current assets	$12,866	$7,855

A summary of accrued liabilities is as follows:

	December 31,
thousands	2016	2015
Accrued capital expenditures	$79,253	$61,454
Accrued plant purchases	44,538	16,425
Accrued interest expense	39,826	26,194
Short-term asset retirement obligations	3,114	3,677
Short-term remediation and reclamation obligations	630	1,136
Income taxes payable	1,006	770
Other	532	9,363
Total accrued liabilities	$168,899	$119,019

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  ASSET RETIREMENT OBLIGATIONS

The following table provides a summary of changes in asset retirement obligations:

	Year Ended December 31,
thousands	2016	2015
Carrying amount of asset retirement obligations at beginning of year	$130,631	$119,855
Liabilities incurred	5,515	9,490
Liabilities settled	(10,650)	(7,905)
Accretion expense	6,794	6,381
Revisions in estimated liabilities	10,117	2,810
Carrying amount of asset retirement obligations at end of year	$142,407	$130,631

The liabilities incurred for the year ended December 31, 2016, represented additions in asset retirement obligations primarily due to capital expansions at the DJ Basin and DBM complexes and the DBJV system. Revisions in estimated liabilities for the year ended December 31, 2016, are related to (i) changes in expected settlement costs and timing primarily at the MGR assets, Granger complex and the Hilight and Springfield systems, and (ii) changes in property lives primarily at the DJ Basin and DBM complexes and the Hilight, Springfield and Haley systems.
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

12.  DEBT AND INTEREST EXPENSE

At December 31, 2016, the Partnership’s debt consisted of 5.375% Senior Notes due 2021 (the “2021 Notes”), 4.000% Senior Notes due 2022 (the “2022 Notes”), 2.600% Senior Notes due 2018 (the “2018 Notes”), 5.450% Senior Notes due 2044 (the “2044 Notes”), 3.950% Senior Notes due 2025 (the “2025 Notes”), and 4.650% Senior Notes due 2026 (the “2026 Notes”).
The following table presents the Partnership’s outstanding debt as of December 31, 2016 and 2015:

	December 31, 2016			December 31, 2015
thousands	Principal	Carrying Value	Fair Value (1)	Principal	Carrying Value	Fair Value (1)
2021 Notes	$500,000	$494,734	$536,252	$500,000	$493,711	$513,645
2022 Notes	670,000	668,634	681,723	670,000	668,432	595,744
2018 Notes	350,000	349,188	351,531	350,000	348,706	339,293
2044 Notes	600,000	593,132	615,753	400,000	389,707	321,499
2025 Notes	500,000	490,971	492,499	500,000	490,095	422,285
2026 Notes	500,000	494,802	518,441	—	—	—
RCF	—	—	—	300,000	300,000	300,000
Total long-term debt	$3,120,000	$3,091,461	$3,196,199	$2,720,000	$2,690,651	$2,492,466

(1)	Fair value is measured using the market approach and Level 2 inputs.

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  DEBT AND INTEREST EXPENSE (CONTINUED)

Debt activity. The following table presents the debt activity of the Partnership for the years ended December 31, 2016 and 2015:

thousands	Carrying Value
Balance at December 31, 2014	$2,408,785
RCF borrowings	400,000
Issuance of 2025 Notes	500,000
Repayments of RCF borrowings	(610,000)
Other	(8,134)
Balance at December 31, 2015	$2,690,651
RCF borrowings	600,000
Issuance of 2026 Notes	500,000
Issuance of 2044 Notes	200,000
Repayments of RCF borrowings	(900,000)
Other	810
Balance at December 31, 2016	$3,091,461

Senior Notes. In October 2016, the Partnership issued an additional $200.0 million in aggregate principal amount of 2044 Notes at a price to the public of 102.776% of the face amount plus accrued interest from October 1, 2016 to the settlement date. These notes were offered as additional notes under the indenture governing the 2044 Notes issued in March 2014 and are treated as a single class of securities with the 2044 Notes under such indenture. Including the effects of (i) the issuance premium for the October 2016 offering of the 2044 Notes, (ii) the issuance discount for the March 2014 offering of the 2044 Notes and (iii) the underwriting discounts, the effective interest rate of the 2044 Notes is 5.530%. Proceeds (net of underwriting discount of $1.8 million and debt issuance costs and excluding accrued interest from October 1, 2016 to the settlement date) were used to repay amounts then outstanding under the RCF and for general partnership purposes, including capital expenditures.
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
At December 31, 2016, the Partnership was in compliance with all covenants under the indentures governing its outstanding notes.

Revolving credit facility. The $1.2 billion RCF, which is expandable to a maximum of $1.5 billion, bears interest at the London Interbank Offered Rate (“LIBOR”), plus applicable margins ranging from 0.975% to 1.45%, or an alternate base rate equal to the greatest of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 0.5%, or (c) LIBOR plus 1%, in each case plus applicable margins currently ranging from zero to 0.45%, based upon the Partnership’s senior unsecured debt rating. In December 2016, the RCF was amended to extend the maturity date from February 2019 to February 2020. The Partnership is required to pay a quarterly facility fee currently ranging from 0.15% to 0.30% of the commitment amount (whether used or unused), based upon the Partnership’s senior unsecured debt rating. The facility fee rate was 0.20% at December 31, 2016 and 2015.

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  DEBT AND INTEREST EXPENSE (CONTINUED)

As of December 31, 2016, the Partnership had no outstanding RCF borrowings and $4.9 million in outstanding letters of credit, resulting in $1.195 billion available for borrowing under the RCF. As of December 31, 2016 and 2015, the interest rate on the outstanding RCF borrowings was zero and 1.73%, respectively. At December 31, 2016, the Partnership was in compliance with all covenants under the RCF.
All notes and obligations under the RCF are recourse to the Partnership’s general partner. The Partnership’s general partner is indemnified by wholly owned subsidiaries of Anadarko against any claims made against the general partner for the Partnership’s long-term debt and/or borrowings under the RCF.

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

Interest expense. The following table summarizes the amounts included in interest expense:

	Year Ended December 31,
thousands	2016	2015	2014
Third parties
Long-term debt	$121,832	$102,058	$81,495
Amortization of debt issuance costs and commitment fees	6,398	5,734	5,103
Capitalized interest	(5,562)	(8,318)	(9,832)
Total interest expense – third parties	122,668	99,474	76,766
Affiliates
Deferred purchase price obligation – Anadarko (1)	(7,747)	14,398	—
Total interest expense – affiliates	(7,747)	14,398	—
Interest expense	$114,921	$113,872	$76,766

(1)	See Note 2 for a discussion of the Deferred purchase price obligation - Anadarko.

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  COMMITMENTS AND CONTINGENCIES

Environmental obligations. The Partnership is subject to various environmental-remediation obligations arising from federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. As of December 31, 2016 and 2015, the consolidated balance sheets included $2.2 million and $2.6 million, respectively, of liabilities for remediation and reclamation obligations. The current portion of these amounts is included in Accrued liabilities and the long-term portion of these amounts is included in Asset retirement obligations and other. The recorded obligations do not include any anticipated insurance recoveries. The majority of payments related to these obligations are expected to be made over the next five years. Management regularly monitors the remediation and reclamation process and the liabilities recorded and believes that the amounts reflected in the Partnership’s recorded environmental obligations are adequate to fund remedial actions to comply with present laws and regulations, and that the ultimate liability for these matters, if any, will not differ materially from recorded amounts nor materially affect the Partnership’s overall results of operations, cash flows or financial condition. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental issues will not be discovered. See Note 10 and Note 11.

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

Other commitments. The Partnership has short-term payment obligations, or commitments, related to its capital spending programs, as well as those of its unconsolidated affiliates. As of December 31, 2016, the Partnership had unconditional payment obligations for services to be rendered or products to be delivered in connection with its capital projects of $50.9 million, the majority of which is expected to be paid in the next twelve months. These commitments relate primarily to the construction of Train VI at the DBM complex, expansion projects at the DBJV system and the DBM complex and the construction of two produced-water disposal systems in West Texas.

Lease commitments. Anadarko, on behalf of the Partnership, has entered into lease agreements for corporate offices, shared field offices and a warehouse supporting the Partnership’s operations, for which Anadarko charges the Partnership rent. The leases for the corporate offices and shared field offices extend through 2017 and 2019, respectively, and the lease for the warehouse extends through February 2017.
Rent expense associated with the office, warehouse and equipment leases was $35.9 million, $34.1 million and $25.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.
The amounts in the table below represent existing contractual operating lease obligations as of December 31, 2016, that may be assigned or otherwise charged to the Partnership pursuant to the reimbursement provisions of the omnibus agreement:

thousands	Operating Leases
2017	$7,322
2018	898
2019	764
2020	122
2021	—
Thereafter	—
Total	$9,106

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  SUBSEQUENT EVENTS

On February 9, 2017, the Partnership entered into an agreement with Williams Partners L.P. (“WPZ”) whereby the Partnership will acquire WPZ’s 50% non-operated interest in the DBJV system in exchange for the Partnership’s 33.75% interest in the Non-Operated Marcellus Interest systems and $155.0 million in cash. The Partnership currently holds a 50% interest in, and operates, the DBJV system. The Partnership expects to fund the cash consideration through borrowings under its RCF and to close the transaction, subject to standard closing conditions and adjustments, in the first quarter of 2017.
Effective February 13, 2017, Donald R. Sinclair resigned from his positions as President and Chief Executive Officer and as a member of the Board of Directors of the Partnership’s general partner. Also on February 13, 2017, the Board of Directors appointed Benjamin M. Fink to be President and Chief Executive Officer of the Partnership’s general partner and also appointed him to the Board of Directors. In addition, on February 13, 2017, the Board of Directors appointed Craig W. Collins as Senior Vice President and Chief Operating Officer of the general partner and Philip H. Peacock as Senior Vice President, General Counsel and Corporate Secretary of the general partner.
On February 21, 2017, Anadarko notified the Partnership that it elected to defer the conversion date of the Class C units from December 31, 2017 to March 1, 2020.
Pursuant to a Consent and Conversion Agreement (the “Conversion Agreement”), dated February 22, 2017, among the Partnership and the holders of the Series A Preferred units, the Partnership and the holders of the Series A Preferred units have agreed to convert on a one-for-one basis 50% of the outstanding Series A Preferred units into WES common units effective as of February 23, 2017, and convert the remaining Series A Preferred units on May 2, 2017 (collectively, the “Early Conversion”). The WES common units to be issued in connection with the Early Conversion will be undertaken in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof. In connection with the Early Conversion, the Partnership (i) agreed to amend the registration rights agreement with the holders of the Series A Preferred units through the Conversion Agreement and use its commercially reasonable efforts to file a registration statement by March 10, 2017, to permit the public resale of the WES common units received by the holders of the Series A Preferred units and for such registration statement to be declared effective no later than March 14, 2018, and (ii) entered into an amendment to the Partnership’s limited partnership agreement (the “Second LPA Amendment”) on February 22, 2017, for certain matters related to the tax basis of the WES common units received in the Early Conversion.

WESTERN GAS PARTNERS, LP
SUPPLEMENTAL QUARTERLY INFORMATION
(UNAUDITED)

The following table presents a summary of the Partnership’s operating results by quarter for the years ended December 31, 2016 and 2015. The Partnership’s operating results reflect the operations of the Partnership assets (as defined in Note 1—Summary of Significant Accounting Policies) from the dates of common control, unless otherwise noted. See Note 1—Summary of Significant Accounting Policies and Note 2—Acquisitions and Divestitures.

thousands except per-unit amounts	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016
Total revenues and other	$383,141	$428,664	$481,645	$510,820
Equity income, net – affiliates	16,814	19,693	20,294	21,916
Gain (loss) on divestiture and other, net	(632)	(1,907)	(6,230)	(5,872)
Proceeds from business interruption insurance claims	—	2,603	13,667	—
Operating income (loss)	153,403	176,362	197,288	181,155
Net income (loss)	119,083	167,325	170,426	145,460
Net income (loss) attributable to Western Gas Partners, LP	116,060	164,521	167,746	143,004
Net income (loss) per common unit – basic and diluted (1)	0.31	0.55	0.54	0.35
2015
Total revenues and other	$437,006	$465,993	$432,515	$416,558
Equity income, net – affiliates	18,220	18,941	21,976	12,114
Gain (loss) on divestiture and other, net	(6)	—	77,254	(20,224)
Operating income (loss) (2)	(122,333)	170,713	226,432	(117,482)
Net income (loss) (2)	(153,267)	135,159	186,325	(154,010)
Net income (loss) attributable to Western Gas Partners, LP (2)	(156,493)	132,343	184,137	(155,881)
Net income (loss) per common unit – basic and diluted (1) (2)	(1.61)	0.46	0.79	(1.60)

(1)	Represents net income (loss) earned on and subsequent to the date of acquisition of the Partnership assets (as defined in Note 1—Summary of Significant Accounting Policies).

(2)	Includes impairments at the Red Desert complex in the first and fourth quarters of 2015 and at the Hilight system in the fourth quarter of 2015. See Note 7—Property, Plant and Equipment.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer of the Partnership’s general partner (for purposes of this Item 9A, “Management”) performed an evaluation of the Partnership’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, Management concluded that the Partnership’s disclosure controls and procedures were effective as of December 31, 2016.

Management’s Annual Report on Internal Control Over Financial Reporting. See Management’s Assessment of Internal Control Over Financial Reporting under Item 8 of this Form 10-K.

Attestation Report of the Registered Public Accounting Firm. See Report of Independent Registered Public Accounting Firm under Item 8 of this Form 10-K.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.  Other Information

On February 21, 2017, Anadarko notified the Partnership that it elected to defer the conversion date of the Class C units from December 31, 2017 to March 1, 2020.
Pursuant to a Consent and Conversion Agreement (the “Conversion Agreement”), dated February 22, 2017, among the Partnership and the holders of the Series A Preferred units, the Partnership and the holders of the Series A Preferred units have agreed to convert on a one-for-one basis 50% of the outstanding Series A Preferred units into WES common units effective as of February 23, 2017, and convert the remaining Series A Preferred units on May 2, 2017 (collectively, the “Early Conversion”). The WES common units to be issued in connection with the Early Conversion will be undertaken in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof. In connection with the Early Conversion, the Partnership (i) agreed to amend the registration rights agreement with the holders of the Series A Preferred units through the Conversion Agreement and use its commercially reasonable efforts to file a registration statement by March 10, 2017, to permit the public resale of the WES common units received by the holders of the Series A Preferred units and for such registration statement to be declared effective no later than March 14, 2018, and (ii) entered into an amendment to the Partnership’s limited partnership agreement (the “Second LPA Amendment”) on February 22, 2017, for certain matters related to the tax basis of the WES common units received in the Early Conversion. The descriptions above of the Conversion Agreement and Second LPA Amendment are summaries and are qualified in their entirety by reference to the full text of the Conversion Agreement and the Second LPA Amendment, which are filed as Exhibits 4.16 and 3.4, respectively, to this annual report on Form 10-K and incorporated herein by reference.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Management of Western Gas Partners, LP

As an MLP, we have no directors or officers. Instead, our general partner manages our operations and activities. Our general partner is not elected by our unitholders and is not subject to re-election in the future. The directors of our general partner oversee our operations. Unitholders are not entitled to elect the directors of our general partner or directly or indirectly participate in our management or operations. However, our general partner owes duties to our unitholders as defined and described in our partnership agreement. Our general partner will be liable, as general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made specifically nonrecourse to it. Our general partner, therefore, may cause us to incur indebtedness or other obligations that are nonrecourse to it.
Our Board of Directors has eight members, four of whom are independent as defined under the independence standards established by the NYSE and the Exchange Act. The NYSE does not require a listed limited partnership, such as us, to have a majority of independent directors on the Board of Directors or to establish a compensation committee or a nominating committee. Our Board of Directors has affirmatively determined that Messrs. Steven D. Arnold, Milton Carroll, James R. Crane and David J. Tudor are independent as described in the rules of the NYSE and the Exchange Act. With respect to Mr. Crane, the Board specifically considered the transactions described under Part III, Item 13 of this Form 10-K, as well as payments by Anadarko to a company affiliated with Mr. Crane and a contribution made by Anadarko to a charitable institution affiliated with Mr. Crane. The Board determined that such transactions do not impact Mr. Crane’s independence. With respect to Mr. Arnold, the Board specifically considered that Mr. Arnold holds 3,800 shares of Anadarko stock. The Board determined that the ownership of these shares does not impact Mr. Arnold’s independence. With respect to Mr. Carroll, the Board specifically considered that he is the Executive Chairman of CenterPoint Energy, Inc. (“CenterPoint”), with which Anadarko entered into approximately $14.0 million in gas purchase and sale transactions during 2016. These transactions represent an immaterial amount of both Anadarko and CenterPoint revenues and were on standard terms, negotiated without any involvement from Mr. Carroll. Accordingly, the Board determined that such transactions do not impact Mr. Carroll’s independence.
The executive officers of our general partner manage and conduct our day-to-day operations. The executive officers of our general partner allocate their time between managing our business and affairs and the business and affairs of Anadarko, and may face a conflict regarding the allocation of their time. We expect that the amount of time the executive officers of our general partner devote to our business may increase or decrease in future periods as our business continues to develop. The executive officers of our general partner and other Anadarko employees operate our business and provide us with general and administrative services pursuant to the omnibus agreement and the services and secondment agreement described under Part III, Item 13 of this Form 10-K. We reimburse Anadarko for certain allocated expenses of operational personnel who perform services for our benefit, and for certain direct expenses.

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
The following table sets forth certain information with respect to the directors and executive officers of our general partner as of February 21, 2017. Directors are appointed for a term of one year.

Name	Age	Position with Western Gas Holdings, LLC
Robert G. Gwin	53	Chairman of the Board
Donald R. Sinclair	59	President, Chief Executive Officer and Director (through February 13, 2017)
Benjamin M. Fink	46	President, Chief Executive Officer, Chief Financial Officer and Treasurer
Craig W. Collins	44	Senior Vice President and Chief Operating Officer (since February 13, 2017)
Jacqueline A. Dimpel	50	Senior Vice President (through April 8, 2016)
Philip H. Peacock	45	Senior Vice President, General Counsel and Corporate Secretary
Steven D. Arnold	56	Director
Milton Carroll	66	Director
James R. Crane	63	Director
Darrell E. Hollek	59	Director
Robert K. Reeves	59	Director
David J. Tudor	57	Director

Our directors hold office until their successors are duly elected and qualified or until the earlier of their death, resignation, removal or disqualification. Officers serve at the discretion of the Board of Directors. There are no family relationships among any of our directors or executive officers.

Robert G. Gwin Age: 53 Houston, Texas Director since: 2007 Not Independent Officer from: 2007 to 2010
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

Donald R. Sinclair Age: 59 Houston, Texas Director from: 2009 to February 2017 Not Independent Officer from: 2009 to February 2017
Biography/Qualifications

Effective February 13, 2017, Donald R. Sinclair resigned his officer and director positions with our and WGP’s general partners in anticipation of his retirement. From October 2009 to January 2010, Mr. Sinclair served as President and a director of our general partner and from January 2010 through February 2017 he served as President, Chief Executive Officer and a director. From September 2012 to February 2017, Mr. Sinclair also served as the President and Chief Executive Officer and as a director of WGP GP. From May 2013 to February 2017, he served as Senior Vice President of Anadarko, prior to which he served as a Vice President of Anadarko beginning in 2010. Prior to joining Anadarko and becoming President and a director of our general partner, Mr. Sinclair was a founding partner and served as President of Ceritas Energy, LLC, a midstream energy company headquartered in Houston with operations in Texas, Wyoming and Utah from 2003 to 2009. Mr. Sinclair has worked in the oil and gas industry for over 35 years, with a focus on marketing and trading and the midstream sector.

Benjamin M. Fink Age: 46 Houston, Texas Director since: February 2017 Not Independent Officer since: 2009
Biography/Qualifications

Benjamin M. Fink has served as President, Chief Executive Officer, Chief Financial Officer and Treasurer of our general partner and WGP GP since February 2017. He previously served as Senior Vice President and Chief Financial Officer of our general partner from 2009 to February 2017, and as Senior Vice President, Chief Financial Officer and Treasurer of WGP GP from September 2012 to February 2017. Mr. Fink currently serves as a Senior Vice President at Anadarko. He was Director, Finance of Anadarko from 2007 to 2009, during which time he was responsible for principal oversight of the finance operations of an Anadarko subsidiary, Anadarko Algeria Company, LLC. From 2006 to 2007, he served as an independent financial consultant to Anadarko in its Beijing, China and Rio de Janeiro, Brazil offices. From 2001 until 2006, he held executive management positions at Prosoft Learning Corporation, including serving as its President and Chief Executive Officer from 2004 until that company’s sale in 2006. From 2000 to 2001 he co-founded and served as Chief Operating Officer and Chief Financial Officer of Meta4 Group Limited, an online direct marketer based in Hong Kong and Tokyo. Previously, he held positions of increasing responsibility at Prudential Capital Group and Prudential Asset Management Asia, where he focused on the negotiation, structuring and execution of private debt and equity investments.

Craig W. Collins Age: 44 Houston, Texas Officer since: February 2017
Biography/Qualifications

Craig W. Collins has served as Senior Vice President and Chief Operating Officer of our general partner and WGP GP since February 2017. Mr. Collins was named Vice President – Midstream for Anadarko in February 2017, and previously served as Director, Midstream Engineering for Anadarko from July 2016 to February 2017, during which time he was responsible for the engineering and construction of midstream infrastructure for Anadarko and the Partnership. He joined the Anadarko midstream organization in November 2010, where he led commercial development activities in the Eagleford shale, and was promoted to General Manager in June 2013, with commercial responsibilities for midstream assets located in Texas, New Mexico, Kansas, Louisiana, and Pennsylvania. Since joining Anadarko in 2003, Mr. Collins has also held positions of increasing responsibility in Treasury and Corporate Development.

Jacqueline A. Dimpel Age: 50 Houston, Texas Officer from: February 2014 to April 2016
Biography/Qualifications

From February 2014 to April 2016, Jacqueline A. Dimpel served as Senior Vice President and principal operating officer for our general partner and for WGP GP. She also served as Vice President of Midstream for Anadarko since December 2013. From 2006 through April 2016, Ms. Dimpel served in a variety of technical, operational and planning positions, including Business Advisor for U.S. Onshore Operations and Midstream Operations Manager for the Southern and Appalachia region. Prior to joining Anadarko, Ms. Dimpel served in engineering roles of increasing responsibility with ExxonMobil.

Philip H. Peacock Age: 45 Houston, Texas Officer since: August 2012
Biography/Qualifications

Philip H. Peacock has served as Senior Vice President, General Counsel and Corporate Secretary of our general partner and WGP GP since February 2017 and as Vice President, General Counsel and Corporate Secretary of our general partner from August 2012 until February 2017. Mr. Peacock served as Vice President, General Counsel and Corporate Secretary of WGP GP from September 2012 until February 2017. Prior to joining Western Gas, Mr. Peacock was a partner practicing corporate and securities law at the law firm of Andrews Kurth LLP, which he joined in 2003. He is licensed to practice law in the state of Texas.

Steven D. Arnold Age: 56 Houston, Texas Director since: February 2014 Independent
Biography/Qualifications

Steven D. Arnold has served as a director of our general partner and as a member of the Special Committee and Audit Committee of the Board of Directors since February 2014. Mr. Arnold served on the Board of Directors of the general partner of Spectra Energy Partners, LP from 2007 to December 2013, during which time he served on that board’s Audit Committee and Conflicts Committee. He served as Chairman of each of those committees at separate times during his board membership. Mr. Arnold is engaged in private investment management and consulting services in Houston, Texas through 3 Lights Management Co., serving as its President since inception in 2000. Mr. Arnold has over ten years of institutional investment management experience with Prudential Financial, Inc. Mr. Arnold brings strong risk assessment and strategic expertise to the board.

Milton Carroll Age: 66 Houston, Texas Director since: 2008 Independent
Biography/Qualifications

Milton Carroll has served as a director of our general partner and as Chairman of the Special Committee of the Board of Directors since 2008. Mr. Carroll currently serves as Executive Chairman of Houston-based CenterPoint Energy, Inc., where he has been a director since 1992. He also serves as Chairman of Health Care Services Corporation (a Chicago-based company operating through its Blue Cross and Blue Shield divisions in Illinois, Texas, Oklahoma, New Mexico, and Montana) and as a director of Halliburton Company, where he serves as a member of the Compensation Committee and the Nominating and Corporate Governance Committee. From 2010 to July 2016, Mr. Carroll served as a director of LyondellBasell Industries N.V., where he served as a member of the Nominating and Governance Committee and the Compensation Committee, and from November 2011 to January 2014, he served as a director of the general partner of LRR Energy, LP. Mr. Carroll also served as a director of EGL, Inc. from 2003 until 2007 and as a director of the general partner of DCP Midstream Partners, LP from 2005 to 2006.

James R. Crane Age: 63 Houston, Texas Director since: 2008 Independent
Biography/Qualifications

James R. Crane has served as a director of our general partner and as a member of the Special Committee and Audit Committee of the Board of Directors since April 2008. In November 2011, Mr. Crane became the principal owner and Chairman of the Houston Astros Baseball Club. Mr. Crane is also the Chairman and Chief Executive Officer of Crane Capital Group Inc., an investment management company he founded. Crane Capital Group currently invests in transportation, power distribution, real estate and asset management. Its holdings include Crane Worldwide Logistics, a premier global provider of customized transportation and logistics services with 54 offices in 20 countries. Prior to founding Crane Capital Group Inc., he was founder, Chairman and Chief Executive Officer of EGL, Inc., a global transportation, supply chain management and information services company, from 1984 until its sale in 2007. Mr. Crane currently serves as a director of Nabors Industries Ltd., an international drilling contractor and well-services provider. From February 2010 to February 2012, he served as a director of Fort Dearborn Life Insurance Company, a subsidiary of Health Care Service Corporation, and from 1999 to 2007 he served as a director of HCC Insurance Holdings, Inc.

Darrell E. Hollek Age: 59 Houston, Texas Director since: May 2015 Not Independent
Biography/Qualifications

Darrell E. Hollek has served as a director of our general partner and as a director of WGP GP since May 2015. Mr. Hollek was named Executive Vice President, Operations of Anadarko in August 2016. He served as Executive Vice President, U.S. Onshore Exploration and Production of Anadarko from April 2015 to August 2016, and served as Senior Vice President, Operations (Deepwater Americas) of Anadarko from May 2013 to April 2015. Prior to these positions, he served as Vice President, Operations of Anadarko since 2007. Mr. Hollek joined Anadarko upon the acquisition of Kerr-McGee Corporation in 2006. He has held positions of increasing responsibility with Anadarko and Kerr-McGee Corporation, where he began his career, including management roles in the Gulf of Mexico, U.S. Onshore and Environmental, Health, Safety and Regulatory.

Robert K. Reeves Age: 59 Houston, Texas Director since: 2007 Not Independent
Biography/Qualifications

Robert K. Reeves has served as a director of our general partner since 2007 and as a director of WGP GP since September 2012. Mr. Reeves was named Executive Vice President, Law and Chief Administrative Officer of Anadarko in September 2015 and previously served as Executive Vice President, General Counsel and Chief Administrative Officer since May 2013 and as Senior Vice President, General Counsel and Chief Administrative Officer since 2007. He also served as a director of Key Energy Services, Inc., a publicly traded oil field services company, from 2007 to December 2016. Prior to joining Anadarko, he served as Executive Vice President, Administration and General Counsel of North Sea New Ventures from 2003 to 2004 and as Executive Vice President, General Counsel and Secretary of Ocean Energy, Inc. and its predecessor companies from 1997 to 2003.

David J. Tudor Age: 57 Houston, Texas Director since: 2008 Independent
Biography/Qualifications

David J. Tudor has served as a director of our general partner and as Chairman of the Audit Committee of the Board of Directors since 2008, and previously served as a member of the Special Committee of the Board of Directors from 2008 to December 2012. Mr. Tudor has served as a director of WGP GP and as Chairman of the Audit Committee of its Board of Directors since December 2012. Since May 2016, Mr. Tudor has served as Chief Executive Officer and General Manager of Associated Electric Cooperative Inc., a member-owned, member-governed wholesale power provider serving Missouri, Iowa and Oklahoma. From May 2013 to May 2016, Mr. Tudor served as President and Chief Executive Officer of Champion Energy Services, a retail electric provider. From 1999 through 2013, Mr. Tudor was the President and Chief Executive Officer of ACES, an Indianapolis-based commodity risk management company owned by 21 generation and transmission cooperatives throughout the United States. Prior to joining ACES, Mr. Tudor was the Executive Vice President & Chief Operating Officer of PG&E Energy Trading, where he managed commercial operations in the United States and Canada.

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
To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that all reporting obligations of our general partner’s officers, directors and greater-than-10-percent unitholders under Section 16(a) were satisfied during the year ended December 31, 2016, except that on April 26, 2016, a late Form 4 was filed with respect to 80 common units acquired by Mr. Hollek through a broker-assisted distribution reinvestment program.

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

Board Committees

The Board of Directors has two standing committees: the Audit Committee and the Special Committee.

Audit Committee

The Audit Committee is comprised of three independent directors, Messrs. Tudor (Chairman), Arnold and Crane, each of whom is able to understand fundamental financial statements and at least one of whom has past experience in accounting or related financial management experience. The Board has determined that each member of the Audit Committee is independent under the NYSE listing standards and the Exchange Act. In making the independence determination, the Board considered the requirements of the NYSE and our Code of Business Conduct and Ethics. The Audit Committee held eight meetings in 2016.
Mr. Tudor has been designated by the Board of Directors as the “Audit Committee financial expert” meeting the requirements promulgated by the SEC based upon his education and employment experience as more fully detailed in Mr. Tudor’s biography set forth above.

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

Special Committee

The Special Committee is comprised of three independent directors, Messrs. Carroll (Chairman), Arnold, and Crane. The Special Committee reviews specific matters that the Board believes may involve conflicts of interest (including certain transactions with Anadarko). The Special Committee will determine, as set forth in the partnership agreement, if the resolution of a conflict of interest submitted to it is fair and reasonable to us. The members of the Special Committee are not officers or employees of our general partner or directors, officers, or employees of its affiliates, including Anadarko. Our partnership agreement provides that any matters approved in good faith by the Special Committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders. The Special Committee held four meetings in 2016.

Meeting of Non-Management Directors and Communications with Directors

At each quarterly meeting of our Board of Directors, all of our independent directors meet in an executive session without management participation or participation by non-independent directors. Mr. Carroll, the Chairman of the Special Committee, presides over these executive sessions.
The Board of Directors welcomes questions or comments about the Partnership and its operations. Unitholders or interested parties may contact the Board of Directors, including any individual director, at boardofdirectors@westerngas.com or at the following address and fax number: Name of the Director(s), c/o Corporate Secretary, Western Gas Partners, LP, 1201 Lake Robbins Drive, The Woodlands, Texas 77380, (832) 636-6001.

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

Item 11.  Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Overview

We do not directly employ any of the persons responsible for managing our business, and our Board of Directors does not have a compensation committee. The compensation of Anadarko’s employees that perform services on our behalf, including our executive officers, is approved by Anadarko’s management, other than long-term incentive compensation under the WES LTIP and WGP LTIP. When used in the mix of compensation for our named executive officers, awards under the WES LTIP and WGP LTIP are recommended by Anadarko’s management and approved by the Board of Directors, or the Board of Directors of WGP GP, as applicable. Our reimbursement to Anadarko for the compensation of executive officers is governed by the omnibus agreement. Under our partnership and omnibus agreements, we reimburse general and administrative expenses as determined by Anadarko in its reasonable discretion. Read the caption Omnibus Agreement under Part III, Item 13 of this Form 10-K.
Our “named executive officers” for 2016 were Donald R. Sinclair (the principal executive officer), Benjamin M. Fink (the principal financial officer and principal accounting officer), Jacqueline A. Dimpel (the principal operating officer through April 8, 2016) and Philip H. Peacock (the vice president, general counsel and corporate secretary). Compensation paid or awarded by us in 2016 with respect to the named executive officers reflects only the portion of compensation expense that is allocated to us pursuant to Anadarko’s allocation methodology, as described below, and subject to the terms of the omnibus agreement. Anadarko has the ultimate decision-making authority with respect to the total compensation of the named executive officers and, subject to the terms of the omnibus agreement, the portion of such compensation we reimburse pursuant to Anadarko’s allocation methodology. Generally, once Anadarko has established the aggregate amount to be paid or awarded to the named executive officers with respect to each element of compensation for services rendered to both our general partner and Anadarko, such aggregate amount is multiplied by an allocation percentage for each named executive officer. Each allocation percentage is established based on a periodic, good-faith estimate made by each named executive officer and is subject to review by the Chairman of our Board of Directors. The resulting amount (other than with respect to certain long-term incentive plan awards) is the amount reimbursed to Anadarko by us pursuant to the terms of the omnibus agreement and appears in the Summary Compensation Table below. Notwithstanding the foregoing, perquisites are not currently allocated to us, and reimbursement of bonus amounts under the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table are capped consistent with the methodology set forth in the services and secondment agreement for all employees whose compensation is allocated to us.
The following table presents the estimated percentage of time (“time allocation”) that the general partner’s named executive officers devoted to the Partnership during the year ended December 31, 2016, which percentage represents the time devoted to the business of the Partnership relative to time devoted to the businesses of the Partnership and Anadarko in the aggregate:

Officers of Our General Partner	Time Allocated	Anadarko Corporate Officer
Donald R. Sinclair	75.0%	Yes
Benjamin M. Fink	90.0%	Yes
Jacqueline A. Dimpel	25.0%	Yes
Philip H. Peacock	50.0%	No

Our named executive officers are compensated by Anadarko in a manner that is generally consistent with the objectives and philosophies used to develop the compensation packages for Anadarko’s named executive officers, as described in the Anadarko proxy statement. The following discussion relating to compensation paid by Anadarko is based on information provided to us by Anadarko and does not purport to be a complete discussion and analysis of Anadarko’s executive compensation philosophy and practices. For a more complete analysis of the compensation programs and philosophies used at Anadarko, read Compensation Discussion and Analysis contained within Anadarko’s proxy statement, which is expected to be filed with the SEC no later than March 31, 2017. With the exception of grants that could be made under the WES LTIP and WGP LTIP, the elements of compensation discussed below (and Anadarko’s decisions with respect to the levels of such compensation) are not subject to approvals by the WES Board of Directors or WGP Board of Directors, as applicable, including the Audit or Special Committees thereof.

Elements of Compensation

The primary elements of Anadarko’s compensation program are a combination of annual cash and long-term equity-based compensation. For 2016, the principal elements of compensation for the named executive officers were as follows:

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

Annual cash incentives (bonuses). Anadarko’s management will make annual cash awards to our named executive officers in 2017 for their performance during the year ended December 31, 2016, under the 2016 Anadarko annual incentive program (“AIP”), which is administered under the Omnibus Plan. Annual cash incentive awards are used by Anadarko to motivate and reward its executives and employees for the achievement of Anadarko objectives aligned with value creation and/or to recognize individual contributions to Anadarko’s performance. The AIP puts a portion of an executive’s compensation at risk by linking potential annual compensation to Anadarko’s achievement of specific performance metrics during the year related to operational, financial and safety measures internal to Anadarko. The AIP bonuses paid to our named executive officers were determined by Anadarko’s management.
The portion of any annual cash awards allocable to us is based on Anadarko’s methodology used for allocating general and administrative expenses, subject to the limitations established in the omnibus agreement. Anadarko’s general policy is to pay these awards during the first quarter of each calendar year for the prior year’s performance.

Long-term incentive awards under the Omnibus Plan. Anadarko periodically makes equity-based awards under the Omnibus Plan to align the interests of its executive officers and employees with those of Anadarko stockholders by emphasizing the long-term growth in Anadarko’s value. For 2016, the annual equity awards generally consisted of a combination of (1) performance units, (2) stock options, and (3) time-based restricted stock units or shares of restricted stock. This award structure is intended to provide a combination of equity-based vehicles that is performance-based in absolute and relative terms, while also encouraging retention. The costs allocated to us for the named executive officers’ compensation includes an allocation of expense associated with a portion of these awards in accordance with the allocation mechanisms in the omnibus agreement.

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

For a more detailed summary of Anadarko’s executive compensation program and the benefits provided thereunder, read Compensation Discussion and Analysis contained within Anadarko’s proxy statement for its annual meeting of stockholders, which is expected to be filed with the SEC no later than March 31, 2017.

Role of Executive Officers in Executive Compensation

Anadarko’s management determines a significant part of the compensation for each of our named executive officers. The Board of Directors determines compensation for the independent, non-management directors of our general partner’s Board of Directors, as well as any grants made under the WES LTIP. None of our named executive officers provides compensation recommendations to the Anadarko Compensation and Benefits Committee or Anadarko’s management team regarding compensation (other than recommendations with respect to employees that report directly to them).

Compensation Mix

We believe that the mix of base salary, cash awards, equity-based awards under Anadarko’s Omnibus Plan, other Anadarko compensation and, when utilized, the WES LTIP and WGP LTIP, fit Anadarko’s and our overall compensation objectives. We believe this mix of compensation provides competitive compensation opportunities to align and drive employee performance in support of our business strategies, as well as Anadarko’s, and to attract, motivate and retain high-quality talent with the skills and competencies required by us and Anadarko. For 2016, Anadarko’s management determined that equity compensation awarded to our executive officers would not include grants under the WES LTIP or WGP LTIP.

Western Gas Partners, LP 2008 Long-Term Incentive Plan

General. In April 2008, our general partner adopted the WES LTIP for employees and directors of our general partner and its affiliates, including Anadarko, who perform services for us. The summary of the WES LTIP contained herein does not purport to be complete and is qualified in its entirety by reference to the WES LTIP, the terms of which have been previously filed with the SEC. The WES LTIP provides for the grant of unit awards, restricted units, phantom units, unit options, unit appreciation rights (“UARs”), distribution equivalent rights (“DERs”) and substitute awards. Subject to adjustment for certain events, an aggregate of 2,250,000 common units may be delivered pursuant to awards under the WES LTIP. Units that are cancelled, forfeited or are withheld to satisfy tax withholding obligations or payment of an award’s exercise price are available for delivery pursuant to other awards. The WES LTIP is administered by our Board of Directors. The WES LTIP has been designed to promote the interests of the Partnership and its unitholders by strengthening its ability to attract, retain and motivate qualified individuals to serve as directors and employees.

WES unit awards. Our Board of Directors may grant unit awards to eligible individuals under the WES LTIP. A unit award is an award of common units that are fully vested upon grant and are not subject to forfeiture. No unit awards were granted during 2016.

WES restricted units and phantom units. A restricted unit is a common unit that is subject to forfeiture. Upon vesting, the forfeiture restrictions lapse and the recipient holds a common unit that is no longer subject to forfeiture. A phantom unit is a notional unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit or, in the discretion of Board of Directors, cash equal to the market value of a common unit on the vesting date. Our Board of Directors may make grants of restricted and phantom units under the WES LTIP that contain such terms, consistent with the WES LTIP, as the Board may determine are appropriate, including the period over which restricted or phantom units will vest. The Board may, in its discretion, base vesting on the grantee’s completion of a period of service or upon the achievement of specified financial objectives or other criteria. In addition, the restricted and phantom units will vest automatically upon a change of control of our general partner (as defined in the WES LTIP) or as otherwise described in the award agreement.
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
No restricted or phantom units were granted to our named executive officers during 2016.

WES unit options and unit appreciation rights. The WES LTIP also permits the grant of options covering common units and UARs. Unit options represent the right to purchase a number of common units at a specified exercise price. UARs represent the right to receive the appreciation in the value of a number of common units over a specified exercise price, either in cash or in common units as determined by the Board. Unit options and UARs may be granted to such eligible individuals and with such terms as the Board may determine, consistent with the WES LTIP; however, a unit option or UAR must have an exercise price greater than or equal to the fair market value of a common unit on the date of grant. No unit options or UARs were granted during 2016.

WES distribution equivalent rights. DERs are rights to receive all or a portion of the distributions otherwise payable on units during a specified time. DERs may be granted alone or in combination with another award. No WES DERs, whether tandem to other awards or stand-alone, were issued to our named executive officers during 2016.

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

Amendment or termination of WES LTIP. Our Board of Directors, in its discretion, may terminate the WES LTIP at any time with respect to the common units for which a grant has not previously been made. The WES LTIP will automatically terminate on the earlier of the 10th anniversary of the date it was initially adopted by our general partner or when common units are no longer available for delivery pursuant to awards under the WES LTIP. Our Board of Directors will also have the right to alter or amend the WES LTIP or any part of it from time to time or to amend any outstanding award made under the WES LTIP; provided, however, that no change in any outstanding award may be made that would materially impair the rights of the participant without the consent of the affected participant, and/or result in taxation to the participant under Section 409A of the Internal Revenue Code of 1986, as amended, (“Section 409A of the Code”) unless otherwise determined by the Board of Directors.

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

WGP restricted units. A restricted unit is a grant of a WGP common unit subject to a risk of forfeiture, performance conditions, restrictions on transferability, and any other restrictions imposed by the plan administrator in its discretion. Restrictions may lapse at such times and under such circumstances as determined by the plan administrator. The plan administrator shall provide, in the restricted unit agreement, whether the restricted unit will be forfeited upon certain terminations of employment and whether the restricted unit will receive DERs. Except as otherwise determined by the plan administrator in the award agreement or otherwise, all outstanding unvested restricted units will be forfeited upon termination of a participant’s service. Cash distribution equivalents may be paid during or after the vesting period with respect to a restricted unit, as determined by the plan administrator. No WGP restricted units were granted during 2016.

WGP phantom units. Phantom units are rights to receive WGP common units, cash, or a combination of both at the end of a specified period. The plan administrator may subject phantom units to restrictions (which may include a risk of forfeiture) to be specified in the phantom unit agreement that may lapse at such times determined by the plan administrator. Phantom units may be satisfied by delivery of WGP common units, cash equal to the fair market value of the specified number of WGP common units covered by the phantom unit, or any combination thereof determined by the plan administrator. Except as otherwise provided by the plan administrator in the phantom unit agreement or otherwise, all outstanding unvested phantom units will be forfeited upon termination of a participant’s service. Cash distribution equivalents may be paid during or after the vesting period with respect to a phantom unit, as determined by the plan administrator. No WGP phantom units were granted to our named executive officers during 2016.

WGP options. Option awards are options to acquire WGP common units at a specified price. The exercise price of each option granted under the WGP LTIP will be stated in the option agreement and may vary; provided, however, that, the exercise price for an option must not be less than 100% of the fair market value per WGP common unit as of the date of grant of the option unless that option is intended to otherwise comply with the requirements of Section 409A of the Code. Options may be exercised in the manner and at such times as the plan administrator determines for each option, unless that option is determined to be subject to Section 409A of the Code, where the option will be subject to any necessary timing restrictions imposed by the Code or federal regulations. The plan administrator will determine the methods and form of payment for the exercise price of an option and the methods and forms in which WGP common units will be delivered to a participant. Except as otherwise provided by the plan administrator in the award agreement or otherwise, all unvested options will be forfeited upon termination of a participant’s service. No WGP options were granted during 2016.

WGP unit appreciation rights. A UAR is the right to receive, in cash or in WGP common units, as determined by the plan administrator, an amount equal to the excess of the fair market value of one WGP common unit on the date of exercise over the grant price of the UAR. The plan administrator will be able to make grants of UARs and will determine the time or times at which a UAR may be exercised in whole or in part. The exercise price of each UAR granted under the WGP LTIP will be stated in the UAR agreement and may vary; provided, however, that the exercise price must not be less than 100% of the fair market value per WGP common unit as of the date of grant of the UAR unless that UAR Award is intended to otherwise comply with the requirements of Section 409A of the Code. Except as otherwise provided by the plan administrator in the award agreement or otherwise, all unvested UARs will be forfeited upon termination of a participant’s service. No WGP UARs were granted during 2016.

WGP unit awards. The plan administrator is authorized to grant WGP common units that are not subject to restrictions. The plan administrator may grant unit awards to any eligible person in such amounts as the plan administrator, in its sole discretion, may select. No WGP unit awards were granted during 2016.

WGP substitute awards. The WGP LTIP permits the grant of awards in substitution for similar awards held by individuals who become employees or directors as a result of a merger, consolidation or acquisition by us, an affiliate of another entity or the assets of another entity. Such substitute awards that are options or UARs may have exercise prices less than 100% of the fair market value per WGP common unit on the date of the substitution if such substitution complies with Section 409A of the Code and its regulations, and other applicable laws and exchange rules. No WGP substitute awards were granted during 2016.

Other WGP unit-based awards. The WGP LTIP permits the grant of other unit-based awards, which are awards that may be based, in whole or in part, on the value or performance of a WGP common unit or are denominated or payable in WGP common units. Upon settlement, the unit-based award may be paid in WGP common units, cash or a combination thereof, as provided in the award agreement. No other WGP unit-based awards were granted during 2016.

WGP cash awards. The WGP LTIP permits the grant of awards denominated in and settled in cash. Cash awards may be based, in whole or in part, on the value or performance of a WGP common unit. No WGP cash awards were granted during 2016.

WGP distribution equivalent rights. The plan administrator is able to grant DERs in tandem with awards under the WGP LTIP (other than an award of restricted units or unit awards), or they may be granted alone. DERs entitle the participant to receive cash equal to the amount of any cash distributions made by us during the period the DER is outstanding. Payment of a DER issued in connection with another award may be subject to the same vesting terms as the award to which it relates or different vesting terms, in the discretion of the plan administrator. No WGP DERs were granted to our named executive officers during 2016.

WGP performance awards. The plan administrator may condition the right to exercise or receive an award under the WGP LTIP, or may increase or decrease the amount payable with respect to an award, based on the attainment of one or more performance conditions deemed appropriate by the plan administrator. No WGP performance awards were granted during 2016.

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

Summary Compensation Table

The following table summarizes the compensation amounts expensed by us for our named executive officers for the years ended December 31, 2016, 2015 and 2014, as applicable. Except as specifically noted, the amounts included in the table below reflect the expense allocated to us by Anadarko. For a discussion of the allocation percentages in effect for 2016, see the Overview section, above.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	All Other Compensation ($) (5)	Total ($)
Donald R. Sinclair	2016	356,971	—	1,875,920	615,378	342,692	116,869	3,307,830
President and	2015	350,481	—	828,646	449,573	336,462	104,969	2,070,131
Chief Executive Officer	2014	304,327	—	807,851	436,272	292,154	77,370	1,917,974
Benjamin M. Fink	2016	332,135	—	1,634,281	401,340	259,066	108,526	2,735,348
Senior Vice President, Chief	2015	341,135	—	672,651	364,951	266,085	102,170	1,746,992
Financial Officer and Treasurer	2014	300,635	—	646,283	349,017	234,495	76,436	1,606,866
Jacqueline A. Dimpel	2016	24,231	—	—	—	—	7,242	31,473
Senior Vice President	2015	93,462	—	138,778	75,281	72,900	27,992	408,413
	2014	82,260	—	273,490	139,580	64,163	20,945	580,438
Philip H. Peacock	2016	129,938	—	100,020	—	62,370	42,427	334,755
Vice President, General Counsel	2015	134,935	—	85,010	—	64,769	40,413	325,127
and Corporate Secretary	2014	128,510	—	87,515	—	61,685	30,766	308,476

(1)
The amounts in this column reflect the base salary compensation allocated to us by Anadarko for the years ended December 31, 2016, 2015 and 2014. Ms. Dimpel’s amount reflects base salary compensation earned and allocated through April 8, 2016.

(2)
The amounts in this column reflect the expected allocation to us of the grant date fair value, computed in accordance with FASB ASC Topic 718 (without respect to the risk of forfeitures), for non-option stock awards granted pursuant to the 2012 Anadarko Omnibus Incentive Compensation Plans and include unvested amounts. For a discussion of valuation assumptions for the awards under the 2012 Anadarko Omnibus Incentive Compensation Plans, see Note 21—Share-Based Compensation in the Notes to Consolidated Financial Statements included under Part II, Item 8 of Anadarko’s Form 10-K for the year ended December 31, 2016 (which is not, and shall not be deemed to be, incorporated by reference herein). For information regarding the non-option stock awards granted to the named executives in 2016, see the Grants of Plan-Based Awards Table. The amounts in this column also reflect the allocation of Anadarko performance unit awards, where such gross amounts are subject to market conditions and have been valued based on the probable outcome of the market conditions as of the grant date.

(3)
The amounts in this column reflect the expected allocation to us of the grant date fair value, computed in accordance with FASB ASC Topic 718 (without respect to the risk of forfeitures), for option awards granted pursuant to the 2012 Anadarko Omnibus Incentive Compensation Plans. See note (2) above for valuation assumptions. For information regarding the option awards granted to the named executives in 2016, see the Grants of Plan-Based Awards Table.

(4)
The amounts in this column reflect the compensation under the Anadarko annual incentive program expected to be allocated to us for the year ended December 31, 2016, and allocated to us for the years ended December 31, 2015 and 2014. The 2016 amounts represent payments which were earned in 2016 and are expected to be paid in early 2017, the 2015 amounts represent payments which were earned in 2015 and paid in early 2016 and the 2014 amounts represent the payments which were earned in 2014 and paid in early 2015. For an explanation of the 2016 annual incentive plan awards, read Compensation Discussion and Analysis – Analysis of 2016 Compensation Actions – Performance-Based Annual Cash Incentives (Bonuses), contained within Anadarko’s proxy statement for its annual meeting of stockholders, which is expected to be filed no later than March 31, 2017.

(5)
The amounts in this column reflect the compensation expenses related to Anadarko’s retirement and savings plans that were allocated to us for the years ended December 31, 2016, 2015 and 2014. The 2016 allocated expenses are detailed in the table below:

Name	Retirement Plan Expense	Savings Plan Expense
Donald R. Sinclair	$82,342	$34,527
Benjamin M. Fink	76,469	32,057
Jacqueline A. Dimpel	5,166	2,076
Philip H. Peacock	29,901	12,525

Grants of Plan-Based Awards in 2016

The following table sets forth information concerning annual incentive awards, stock options, phantom units, restricted stock shares, restricted stock units and performance units granted during 2016 to each of the named executive officers. Except for amounts in the column entitled Exercise or Base Price of Option Awards, the dollar amounts and number of securities included in the table below reflect an allocation based upon each officer’s allocation of time to Partnership business.

							All Other Stock Awards: Number of Shares of Stock or Units (#) (3)	All Other Option Awards: Number of Securities Underlying Options (#) (4)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($) (5)
	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)
Name and Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Donald R. Sinclair
—	—	285,577	342,692
11/10/16							12,122			750,004
11/10/16							6,971			431,265
11/10/16								29,733	61.87	615,378
11/10/16				3,948	9,870	19,740				694,651
Benjamin M. Fink
—	—	215,888	259,066
11/10/16							14,547			900,004
11/10/16							4,546			281,255
11/10/16								19,391	61.87	401,340
11/10/16				2,575	6,437	12,874				453,022
Jacqueline A. Dimpel
—	—
Philip H. Peacock
—	—	51,975	62,370
11/10/16							1,996			100,020

(1)
Reflects the estimated 2016 cash payouts allocable to us under Anadarko’s annual incentive plan. If threshold levels of performance are not met, then the payout can be zero. The maximum value reflects the maximum amount allocable to us consistent with the methodologies set forth in the services and secondment agreement. The expense expected to be allocated to us for the actual bonus payouts under the annual incentive program for 2016 is reflected in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table. For additional discussion of Anadarko’s annual incentive plan, read Compensation Discussion and Analysis — Analysis of 2016 Compensation Actions — Performance-Based Annual Cash Incentives (Bonuses) contained within Anadarko’s proxy statement for its annual meeting of stockholders, which is expected to be filed no later than March 31, 2017.

(2)
Reflects the estimated future payout allocable to us under Anadarko’s performance units awarded in 2016. Under the performance unit program, participants may earn from 0% to 200% of the targeted award based on Anadarko’s relative total shareholder return performance over a specified performance period. The performance units granted to Messrs. Sinclair and Fink on November 10, 2016, are subject to a three-year performance period. If earned, the awards are to be paid in cash rather than equity. The threshold value represents the minimum payment (other than zero) that may be earned. For additional discussion of Anadarko’s performance unit awards, read Compensation Discussion and Analysis — Analysis of 2016 Compensation Actions — Equity Compensation contained within Anadarko’s proxy statement for its annual meeting of stockholders, which is expected to be filed no later than March 31, 2017.

(3)
Reflects the allocable number of restricted stock shares and restricted stock units awarded in 2016 under the Omnibus Plan. These awards vest equally over three years, beginning with the first anniversary of the grant date. For restricted stock shares, dividends are paid current. For restricted stock units, dividend equivalents are reinvested in shares of Anadarko common stock and paid upon the applicable vesting of the underlying award. Also included are the 12,122 and 14,547 allocated special restricted stock units awarded in 2016 under the Omnibus Plan to Messrs. Sinclair and Fink, respectively, which will vest in four years from grant date, provided Messrs. Sinclair and Fink remain employed by Anadarko until such date.

(4)
Reflects the allocable number of Anadarko stock options each named executive officer was awarded in 2016. These awards vest equally over three years, beginning with the first anniversary of the date of grant and have a term of seven years.

(5)
The amounts included in the Grant Date Fair Value of Stock and Option Awards column represent the expected allocation to us of the grant date fair value of the awards made to named executives in 2016 computed in accordance with FASB ASC Topic 718. The value ultimately realized by the executive upon the actual vesting of the award(s) or the exercise of the stock option(s) may or may not be equal to the determined value. For a discussion of valuation assumptions for the awards under the Omnibus Plan, see Note 21—Share-Based Compensation in the Notes to Consolidated Financial Statements under Part II, Item 8 of Anadarko’s Form 10-K for the year ended December 31, 2016 (which is not, and shall not be deemed to be, incorporated by reference herein).

Outstanding Equity Awards at Year-End 2016

The following table reflects outstanding equity awards as of December 31, 2016, for each of the named executive officers, including awards under the 2012 Anadarko Omnibus Incentive Compensation Plan. As of December 31, 2016, none of our named executive officers have any outstanding WES LTIP or WGP LTIP awards. The market values shown are based on Anadarko’s closing stock price of $69.73 on December 30, 2016, unless otherwise noted. Except for amounts in the column entitled Option Exercise Price, the dollar amounts and number of securities included in the table below reflect an allocation based upon each officer’s allocation of time to Partnership business at December 31, 2016.

					Stock Awards
							Equity Incentive Plan Awards Performance Units (3)
					Restricted Stock Shares/Units (2)		Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Market Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
	Option Awards (1)				Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
	Number of Securities Underlying Unexercised Options		Option Exercise Price ($)	Option Expiration Date
	Exercisable (#)	Unexercisable (#)
Name
Donald R. Sinclair
11/17/10	5,465	—	62.09	11/17/17	—	—	—	—
11/16/11	6,344	—	78.95	11/16/18	—	—	—	—
11/05/12	6,505	—	70.70	11/05/19	—	—	—	—
11/06/13	10,818	—	92.02	11/06/20	—	—	—	—
11/06/14	12,347	6,173	93.51	11/06/21	1,129	78,725	4,987	347,744
10/26/15	8,291	16,580	69.00	10/26/22	3,107	216,651	7,128	497,035
11/10/16	—	29,733	61.87	11/10/23	12,130	845,825	9,870	688,235
11/10/16	—	—	—		6,976	486,437	—	—
Benjamin M. Fink
03/05/10	2,831	—	72.11	03/05/17	—	—	—	—
03/04/11	1,571	—	81.02	03/04/18	—	—	—	—
06/07/13	1,453	—	87.98	06/07/20	—	—	—	—
11/06/13	6,058	—	92.02	11/06/20	—	—	—	—
11/06/14	9,878	4,938	93.51	11/06/21	903	62,966	3,990	278,223
10/26/15	6,730	13,459	69.00	10/26/22	2,522	175,859	5,786	403,458
11/10/16	—	19,391	61.87	11/10/23	14,557	1,015,059	6,437	448,852
11/10/16	—	—	—		4,549	317,202	—	—
Jacqueline A. Dimpel
03/04/11	278	—	81.02	04/08/17	—	—	—	—
01/08/14	2,939	—	79.04	04/08/17	—	—	558	38,909
11/06/14	3,180	—	93.51	04/08/17	—	—	857	59,759
10/26/15	4,165	—	69.00	04/08/17	—	—	1,194	83,258
Philip H. Peacock
03/06/14	—	—	—	—	337	23,499	—	—
03/09/15	—	—	—	—	702	48,950	—	—
04/12/16	—	—	—	—	1,996	139,181	—	—

(1)
Stock options have a seven-year term and will vest ratably over three years in equal installments on the first, second, and third anniversaries of the date of grant. Stock option awards do not accrue dividends or dividend equivalents.

(2)
The restricted stock units and shares will vest pro-rate annually over three years, beginning with the first anniversary of the grant date. At the end of each vesting period, unless deferred, the number of restricted stock units that vest are converted into shares of unrestricted common stock, less applicable withholding taxes. For restricted stock shares, dividends are paid current. For restricted stock units, dividend equivalents are accrued and reinvested in additional shares of common stock, less applicable withholding taxes. For the 12,122 and 14,547 allocated special restricted stock units received in November 2016 by Messrs. Sinclair and Fink, respectively, and their corresponding dividend unit equivalents, these will vest in four years from grant date, provided Messrs. Sinclair and Fink remain employed by Anadarko until such date.

(3)
The number of outstanding units and the estimated payout percentages disclosed for each award are calculated based on Anadarko’s relative performance ranking as of December 31, 2016, and are not necessarily indicative of what the payout percent earned will be at the end of each three year performance period. Anadarko’s relative performance ranking as of December 31, 2016 are: 128% for the 2013 grant, 100% for the 2014 grant, and 100% for the 2015 grant. For awards granted in 2016 with the performance period beginning in 2017, target payout has been assumed.

Option Exercises and Stock Vested in 2016

The following table reflects Anadarko option awards exercised in 2016 and Anadarko stock awards and WGP LTIP phantom units that vested in 2016. The dollar amounts and number of securities included in the table below reflect an allocation based upon each officer’s allocation of time to Partnership business.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#) (1)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#) (2)	Value Realized on Vesting ($) (2)
Donald R. Sinclair	—	—	8,294	419,743
Benjamin M. Fink	5,000	40,068	6,460	328,559
Jacqueline A. Dimpel	—	—	2,133	117,820
Philip H. Peacock	—	—	970	42,825

(1)
Shares acquired and values realized on exercise include options exercised in 2016. The actual value ultimately realized by the named executive officer may be more or less than the realized value calculated in the above table depending on the timing in which the named executive officer held or sold the stock associated with the exercise.

(2)
Shares acquired and values realized on vesting reflect the taxable value to the named executive officer as of the date of the vesting in 2016 of restricted stock shares or units, performance units, or phantom units. For restricted stock shares or units and phantom units, the actual value ultimately realized by the named executive officer may be more or less than the value realized calculated in the above table depending on the timing in which the named executive officer held or sold the stock associated with the exercise or vesting occurrence.

Pension Benefits for 2016

Anadarko maintains both funded, tax-qualified defined benefit pension plans and unfunded nonqualified pension benefit plans. The nonqualified pension benefit plans are designed to provide for supplementary pension benefits due to limitations imposed by the Internal Revenue Code that restrict the amount of benefits payable under tax-qualified plans. Our named executive officers are eligible to participate in these plans. Under the omnibus agreement, a portion of the annual expense related to these plans is reimbursed by us to Anadarko. The allocated expense for each named executive officer is included in the All Other Compensation column of the Summary Compensation Table. We have not included a pension benefits table as Anadarko does not allocate expense to the Partnership upon an employee’s retirement and the subsequent payment of benefits under such pension plans. For additional discussion on Anadarko’s pension benefits, read Compensation Discussion and Analysis — Indirect Compensation Elements — Retirement Benefits contained within Anadarko’s proxy statement for its annual meeting of stockholders, which is expected to be filed no later than March 31, 2017.

Nonqualified Deferred Compensation for 2016

Anadarko maintains a deferred compensation plan and a savings restoration plan for certain employees, including our named executive officers. The deferred compensation plan allows certain employees to voluntarily defer receipt of up to 75% of their salary and/or up to 100% of their annual incentive bonus payments. The savings restoration plan accrues a benefit substantially equal to the amount that, in the absence of certain Internal Revenue Code limitations, would have been allocated to their account as matching contributions under Anadarko’s 401(k) Plan. Pursuant to the terms of the omnibus agreement, a portion of the expense related to these plans is reimbursed by us to Anadarko. The allocated expense for each named executive officer is included in the All Other Compensation column of the Summary Compensation Table. We have not included a nonqualified deferred compensation table as Anadarko does not allocate expense to the Partnership upon distribution of such balances. For additional discussion on Anadarko’s nonqualified deferred compensation benefits, read Compensation Discussion and Analysis — Indirect Compensation Elements — Other Benefits sections contained within Anadarko’s proxy statement for its annual meeting of stockholders, which is expected to be filed no later than March 31, 2017.

Potential Payments Upon Termination or Change of Control

In the event of a Change of Control (as defined below) of the general partner, the only payments that we would be responsible for paying to our named executive officers relate to our allocated share of the accelerated vesting of unvested awards under the WES LTIP. Similarly, we would be responsible for paying our allocated share of any accelerated vesting of awards under the WGP LTIP if a Change of Control were to occur at WGP GP. As of December 31, 2016, none of our named executive officers have any outstanding WES LTIP or WGP LTIP awards.
We have not entered into any employment agreements with our named executive officers, nor do we manage any severance plans. However, our named executive officers are eligible for certain benefits provided by Anadarko. Currently, we are not allocated any expense for these agreements or plans, but for disclosure purposes we are presenting allocated expenses of the potential payments provided by Anadarko in the event of termination or Change of Control of Anadarko. For the definition of a Change of Control of Anadarko, read Potential Payments Upon Termination or Change of Control contained within Anadarko’s proxy statement for its annual meeting of stockholders, which is expected to be filed no later than March 31, 2017. Values reflect each named executive officer’s allocation of time to Partnership business at December 31, 2016, and exclude those benefits generally provided to all salaried employees. For additional discussion related to these termination scenarios, read Compensation Discussion and Analysis — Indirect Compensation Elements — Severance Benefits contained within Anadarko’s proxy statement for its annual meeting of stockholders, which is expected to be filed no later than March 31, 2017.
The following tables reflect the expenses that may be allocated to the Partnership by Anadarko as of December 31, 2016, in connection with potential payments to our named executive officers under existing contracts, agreements, plans or arrangements, whether written or unwritten, with Anadarko, for various scenarios involving a Change of Control of Anadarko or termination of employment from Anadarko for each named executive officer, assuming a termination date of December 31, 2016, and, where applicable, using the closing price of Anadarko’s common stock of $69.73 (as reported on the NYSE as of December 30, 2016). Ms. Dimpel’s employment with Anadarko ended on April 8, 2016, with none of the payments relating to her end of employment, including severance, allocated to the Partnership by Anadarko; therefore, the tables below do not reflect such expenses. Further, on February 13, 2017, Mr. Sinclair resigned from his officer and director positions with our general partner, but remains employed by Anadarko as a Senior Advisor for our and Anadarko’s midstream activities. Because Mr. Sinclair is no longer an officer of our general partner and remains employed by Anadarko, it is not yet determinable what portion, if any, of his change of control or termination payments would be allocated to the Partnership. Nevertheless, Mr. Sinclair’s estimated payments are included in the tables below for illustrative purposes. For general definitions that apply to the termination of employment from Anadarko scenarios detailed below, read Potential Payments Upon Termination or Change of Control contained within Anadarko’s proxy statement for its annual meeting of stockholders, which is expected to be filed no later than March 31, 2017. Actual amounts will be determinable only upon the termination or Change in Control event.

Involuntary For Cause

	Mr. Sinclair	Mr. Fink	Ms. Dimpel	Mr. Peacock
Cash Severance	$—	$—	$—	$—
Total	$—	$—	$—	$—

Voluntary Termination (Including Retirement)

	Mr. Sinclair (1)	Mr. Fink	Ms. Dimpel	Mr. Peacock
Prorated Portion of Performance Unit Awards (2)	$397,507	$—	$—	$—
Total	$397,507	$—	$—	$—

(1)	As of December 31, 2016, Mr. Sinclair was eligible for retirement.

(2)
Under the terms of the performance unit agreements, retirement-eligible participants receive a prorated payout, paid after the end of the performance period, based on actual performance and the number of months worked during the performance period. However, the performance unit awards granted on November 10, 2016, are not included in the table above as the treatment described in the preceding sentence only applies to such awards if they have been held for at least 180 days after the grant date, which would not be the case in the event of a retirement that occurred on December 31, 2016. Mr. Sinclair’s value reflects an estimated payout based on performance to date through December 31, 2016, which is not indicative of the payout that he will receive at the end of the performance period based on actual performance.

Involuntary Not For Cause Termination

	Mr. Sinclair	Mr. Fink	Ms. Dimpel	Mr. Peacock
Cash Severance (1)	$1,102,500	$954,000	$—	$—
Pro-rata Bonus (2)	342,692	259,066	—	—
Accelerated Anadarko Equity Awards (3)	5,215,385	4,226,195	—	211,630
Health and Welfare Benefits (4)	89,865	39,017	—	—
Total	$6,750,442	$5,478,278	$—	$211,630

(1)
Messrs. Sinclair’s and Fink’s values assume two times base salary plus one times target bonus multiplied by their allocation percentages in effect as of December 31, 2016. No value has been disclosed for Mr. Peacock as he receives the same benefits as generally provided to all salaried employees.

(2)
Payment, if provided, will be paid at the end of the performance period based on actual performance. The values for Messrs. Sinclair and Fink reflect the allocated portion of their actual bonuses awarded under the annual incentive plan. For additional discussion of this program, read Compensation Discussion and Analysis — Analysis of 2016 Compensation Actions — Performance-Based Annual Cash Incentives (Bonuses) of Anadarko’s proxy statement for its annual meeting of stockholders, which is expected to be filed no later than March 31, 2017. No value has been disclosed for Mr. Peacock as he receives the same benefits as generally provided to all salaried employees.

(3)
Reflects the in-the-money value of unvested stock options (subject to Anadarko’s Board of Directors approval), the estimated current value of unvested performance units (based on performance to date) and the value of unvested restricted stock shares and restricted stock units granted under Anadarko equity plans, all as of December 31, 2016. In the event of an involuntary termination, unvested performance units would be paid after the end of the applicable performance period, based on actual performance. However, the performance unit awards and the restricted stock unit awards granted on November 10, 2016, are not included in the table above as accelerated vesting upon an involuntary not for cause termination only applies to such awards if they have been held for at least 180 days after the grant date, which would not be the case in the event of such a termination that occurred on December 31, 2016. Further, while the terms of the outstanding stock options do not require Anadarko to accelerate the vesting of the stock options upon an involuntary termination not for cause, Anadarko’s Board of Directors has a historic practice of doing so and, as such, the value of acceleration of the outstanding stock option awards is included above. All values reflect each named executive officer’s allocation percentage in effect as of December 31, 2016.

(4)
Messrs. Sinclair’s and Fink’s values represent 24 months of health and welfare benefit coverage. These amounts are present values determined in accordance with GAAP. These values reflect their allocation percentage in effect as of December 31, 2016. No value has been disclosed for Mr. Peacock as he receives the same benefits as generally provided to all salaried employees.

Change of Control: Involuntary Termination or Voluntary For Good Reason

	Mr. Sinclair	Mr. Fink	Ms. Dimpel	Mr. Peacock
Cash Severance (1)	$2,218,500	$1,314,000	$—	$—
Pro-rata Bonus (2)	371,250	297,000	—	—
Accelerated Anadarko Equity Awards (3)	6,390,057	4,992,249	—	211,630
Supplemental Pension Benefits (4)	—	—	—	—
Nonqualified Deferred Compensation (5)	227,650	130,413	—	—
Health and Welfare Benefits (6)	142,189	58,748	—	—
Total	$9,349,646	$6,792,410	$—	$211,630

(1)
Mr. Sinclair’s values and Mr. Fink’s values assume 2.9 times and two times, respectively, the sum of base salary plus the highest bonus paid in the past three years and reflect their allocation percentages in effect as of December 31, 2016, per the terms of their key employee change of control agreements with Anadarko. No value has been disclosed for Mr. Peacock as he receives the same benefits as generally provided to all salaried employees.

(2)
Messrs. Sinclair’s and Fink’s values assume the full-year equivalent of their highest annual bonus allocated to us over the past three years. No value has been disclosed for Mr. Peacock as he receives the same benefits as generally provided to all salaried employees.

(3)
Reflects the in-the-money value of unvested stock options, the value of unvested restricted stock shares and restricted stock units and the estimated current value of unvested performance units (based on performance to date) granted under Anadarko equity plans, all as of December 31, 2016. Upon a Change of Control, the value of unvested performance units would be calculated based on Anadarko’s total shareholder return performance and stock price at the time of the Change of Control and converted into restricted stock units of the surviving company. In the event of an involuntary not for cause termination or voluntary for good reason termination within two years following a Change of Control, the units will generally be paid on the first business day that is at least six months and one day following the separation from service. In the event of an involuntary not for cause or voluntary for good reason termination that is more than two years following a Change of Control, the units will be paid at the end of the original performance period. All values reflect each named executive officer’s allocation percentage in effect as of December 31, 2016.

(4)
Under the terms of their change of control agreements, Messrs. Sinclair and Fink would receive a special retirement benefit enhancement that is equivalent to the additional supplemental pension benefits that would have accrued under Anadarko’s retirement plan assuming they were eligible for subsidized early retirement benefits and include additional special pension credits. The value of this benefit has not been included in this table as Anadarko does not allocate expense to the Partnership for distribution of these benefits. If Anadarko were to allocate this expense to the Partnership, assuming their allocation percentages in effect as of December 31, 2016, the expense would be as follows: Mr. Sinclair—$221,851 and Mr. Fink—$91,263.

(5)
Mr. Sinclair’s values and Mr. Fink’s values reflect an additional three years and two years, respectively, of employer contributions into the savings restoration plan at their current contribution rate to the Plan and are based on their allocation percentages in effect as of December 31, 2016, per the terms of their key employee change of control agreements with Anadarko. No value has been disclosed for Mr. Peacock as he is not eligible for this additional benefit.

(6)
Mr. Sinclair’s values and Mr. Fink’s values represent 36 months and 24 months, respectively, of health and welfare benefit coverage. All amounts are present values determined in accordance with GAAP and reflect their allocation percentages in effect as of December 31, 2016. No value has been disclosed for Mr. Peacock as he receives the same benefits as generally provided to all salaried employees.

Disability

	Mr. Sinclair	Mr. Fink	Ms. Dimpel	Mr. Peacock
Cash Severance	$—	$—	$—	$—
Accelerated Anadarko Equity Awards (1)	6,390,057	4,992,249	—	211,630
Health and Welfare Benefits (2)	103,631	160,317	—	58,396
Total	$6,493,688	$5,152,566	$—	$270,026

(1)
Reflects the in-the-money value of unvested stock options, the value of unvested restricted stock shares and restricted stock units and the estimated current value of unvested performance units (based on performance to date) granted under Anadarko equity plans, all as of December 31, 2016. In the event of a termination as a result of disability, performance units would be paid after the end of the applicable performance period, based on actual performance. All values reflect each named executive officer’s allocation percentage in effect as of December 31, 2016.

(2)
Values reflect the continuation of additional death benefit coverage provided to certain employees of Anadarko until age 65. All amounts are present values determined in accordance with GAAP and reflect each named executive officer’s allocation percentage in effect as of December 31, 2016.

Death

	Mr. Sinclair	Mr. Fink	Ms. Dimpel	Mr. Peacock
Cash Severance	$—	$—	$—	$—
Accelerated Anadarko Equity Awards (1)	6,390,057	4,992,249	—	211,630
Life Insurance Proceeds (2)	1,356,589	1,240,310	—	447,890
Total	$7,746,646	$6,232,559	$—	$659,520

(1)
Reflects the in-the-money value of unvested stock options, the target value of unvested performance units, and the value of unvested restricted stock shares and restricted stock units granted under Anadarko equity plans, all as of December 31, 2016. All values reflect each named executive officer’s allocation percentage in effect as of December 31, 2016.

(2)
Values include amounts payable under additional death benefits provided to certain employees of Anadarko. These liabilities are not insured, but are self-funded by Anadarko. Proceeds are not exempt from federal taxes. Values shown include an additional tax gross-up amount to equate benefits with non-taxable life insurance proceeds. Values are based on each named executive officer’s allocation percentage in effect as of December 31, 2016, and exclude death benefit proceeds from programs available to all employees.

Director Compensation

Officers or employees of Anadarko who also serve as directors of our general partner do not receive additional compensation for their service as a director of our general partner. Non-employee directors of our general partner receive compensation for their board service and for attending meetings of the Board of Directors and committees of the Board pursuant to a director compensation plan approved by the Board of Directors. There were no changes to the director compensation plan during 2016. Such compensation consists of the following:

•	an annual retainer of $90,000 for each board member;

•	an annual retainer of $2,000 for each member of the Audit Committee, or $22,000 for the Committee chair;

•	an annual retainer of $2,000 for each member of the Special Committee, or $22,000 for the Committee chair;

•	a fee of $2,000 for each board meeting attended;

•	a fee of $2,000 for each committee meeting attended; and

•
annual grants of phantom units with a value of approximately $90,000 on the date of grant, all of which vest 100% on the first anniversary of the date of grant (with vesting to be accelerated upon a change of control of our general partner or Anadarko). The non-employee directors received such a grant of phantom units on May 5, 2016.

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
The following table sets forth information concerning total director compensation earned during 2016 by each non-employee director:

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Steven D. Arnold	$124,000	$90,022	$—	$—	$—	$214,022
Milton Carroll	128,000	90,022	—	—	—	218,022
James R. Crane	126,000	90,022	—	—	—	216,022
David J. Tudor	136,000	90,022	—	—	—	226,022

(1)
The amounts included in the Stock Awards column represent the grant date fair value of non-option awards made to directors in 2016, computed in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions, see Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K. As of December 31, 2016, each of the non-employee directors had 1,826 outstanding phantom units.

The following table contains the grant date fair value of phantom unit awards made to each non-employee director during 2016:

Name	Grant Date	Phantom Units (#)	Grant Date Fair Value of Stock and Option Awards ($) (1)
Steven D. Arnold	May 5	1,826	90,022
Milton Carroll	May 5	1,826	90,022
James R. Crane	May 5	1,826	90,022
David J. Tudor	May 5	1,826	90,022

(1)
The amounts included in the Grant Date Fair Value of Stock and Option Awards column represent the grant date fair value of the awards made to non-employee directors in 2016 computed in accordance with FASB ASC Topic 718. The value ultimately realized by a director upon the actual vesting of the award(s) may or may not be equal to the determined value.

Compensation Committee Interlocks and Insider Participation

As previously discussed, our Board of Directors is not required to maintain, and does not maintain, a compensation committee. Messrs. Gwin, Hollek, Fink and Reeves, who are directors of our general partner, are also executive or corporate officers of Anadarko. However, all compensation decisions with respect to each of these persons are made by Anadarko and none of these individuals receive any compensation directly from us or our general partner for their service as directors. Read Part III, Item 13 below in this Form 10-K for information about relationships among us, our general partner and Anadarko.

Compensation Committee Report

Neither we nor our general partner has a compensation committee. The Board of Directors has reviewed and discussed the Compensation Discussion and Analysis set forth above and based on this review and discussion has approved it for inclusion in this Form 10-K.

The Board of Directors of Western Gas Holdings, LLC:

Robert G. Gwin
Steven D. Arnold
Milton Carroll
James R. Crane
Benjamin M. Fink
Darrell E. Hollek
Robert K. Reeves
David J. Tudor

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of our common units and WGP common units held by the following as of February 21, 2017:

•	each member of the Board of Directors;

•	each named executive officer of our general partner;

•	all directors and officers of our general partner as a group; and

•	Anadarko and its affiliates.

	WES		WGP
Name and Address of Beneficial Owner (1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
Anadarko Petroleum Corporation (2)	52,143,426	39.90%	178,587,365	81.55%
Robert G. Gwin	10,000	*	200,000	*
Donald R. Sinclair (through February 13, 2017)	80,664	*	161,754	*
Benjamin M. Fink	2,213	*	18,683	*
Craig W. Collins	480	*	400	*
Philip H. Peacock	—	*	7,500	*
Steven D. Arnold (3)	34,317	*	7,500	*
Milton Carroll (3) (4)	6,722	*	—	*
James R. Crane (3)	9,501	*	—	*
Darrell E. Hollek	336	*	7,608	*
Robert K. Reeves	9,000	*	9,000	*
David J. Tudor (3)	8,898	*	6,178	*
All directors and executive officers as a group (11 persons)	162,131	*	418,623	*

*	Less than 1%

(1)	The address for all beneficial owners in this table is 1201 Lake Robbins Drive, The Woodlands, Texas 77380. No person listed owns any Series A Preferred units.

(2)
WGP held 50,132,046 common units and other subsidiaries of Anadarko, AMM and AMH, collectively held 2,011,380 common units. Anadarko is the ultimate parent company of WGRI, AMM, AMH and WGP GP and may, therefore, be deemed to beneficially own the units held by such parties. Anadarko, through AMH, also held 12,537,100 Class C units of the Partnership.

(3)
Does not include 1,826 unvested phantom units that were granted to each of Messrs. Carroll, Crane, Tudor, and Arnold under the WES LTIP. Phantom units granted to the independent directors of WES vest 100% on the first anniversary of the date of the grant. Each vested phantom unit entitles the holder to receive a common unit or, in the discretion of our Board of Directors, cash equal to the fair market value of a common unit. Holders of phantom units are entitled to distribution equivalents on a current basis. Holders of phantom units have no voting rights until such time as the phantom units become vested and common units are issued to such holders.

(4)	Includes 2,000 WES units held in a margin account by Mr. Carroll.

The following table sets forth the number of shares of common stock of Anadarko owned by each of the named executive officers and directors of our general partner and all directors and executive officers of our general partner as a group as of February 21, 2017:

Name and Address of Beneficial Owner (1)	Shares of Common Stock Owned Directly or Indirectly (2)	Shares Underlying Options Exercisable Within 60 Days (2)	Total Shares of Common Stock Beneficially Owned (2)	Percentage of Total Shares of Common Stock Beneficially Owned (2)
Robert G. Gwin (3)	112,471	278,203	390,674	*
Donald R. Sinclair (through February 13, 2017) (3)	22,712	66,357	89,069	*
Benjamin M. Fink (3)	9,390	31,688	41,078	*
Craig W. Collins (3) (4)	6,897	1,515	8,412	*
Philip H. Peacock (4)	6,069	—	6,069	*
Steven D. Arnold	3,800	—	3,800	*
Milton Carroll	—	—	—	*
James R. Crane	—	—	—	*
Darrell E. Hollek (3)	24,947	98,871	123,818	*
Robert K. Reeves (3)	213,160	217,702	430,862	*
David J. Tudor	—	—	—	*
All directors and executive officers as a group (11 persons) (3)	399,446	694,336	1,093,782	*

*	Less than 1%

(1)	The address for all beneficial owners in this table is 1201 Lake Robbins Drive, The Woodlands, Texas 77380. No person listed owns any Series A Preferred units.

(2)	As of December 31, 2016, there were 559.0 million shares of Anadarko common stock issued and outstanding.

(3)
Does not include unvested restricted stock units of Anadarko held by the following individuals in the amounts indicated: Robert G. Gwin—32,833; Donald R. Sinclair—31,100; Benjamin M. Fink—25,016; Craig W. Collins—3,669; Darrell E. Hollek—29,552; and Robert K. Reeves—25,615; for a total of 147,785 unvested restricted stock units held by the directors and executive officers as a group. Restricted stock units typically vest equally over three years beginning on the first anniversary of the date of grant, and upon vesting are payable in Anadarko common stock, subject to applicable tax withholding. Holders of restricted stock units receive dividend equivalents on the units, but do not have voting rights. Generally, a holder will forfeit any unvested restricted units if he or she terminates voluntarily or is terminated for cause prior to the vesting date. Holders of restricted stock units have the ability to defer such awards.

(4)
Includes 6,069 and 6,897 unvested shares of restricted common stock of Anadarko held by Philip H. Peacock and Craig W. Collins, respectively. Restricted stock awards typically vest equally over three years beginning on the first anniversary of the date of grant. Holders of restricted stock receive dividends on the shares and also have voting rights. Generally, a holder of restricted stock will forfeit any unvested restricted shares if he or she terminates voluntarily or is terminated for cause prior to the vesting date.

The following table sets forth owners of 5% or greater of our units, other than Anadarko, the holdings of which are listed in the first table of this Item 12, and the holders of our Series A Preferred units. As of February 21, 2017, affiliates of Kayne Anderson Capital Advisors, L. P. hold 8,211,096 Series A Preferred units and FR XIII WES Holdings LLC and FR WES Co-Investment, L.P. hold an aggregate of 13,711,735 Series A Preferred units.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Units	Tortoise Capital Advisors, L.L.C. 11550 Ash Street Suite 300 Leawood, KS 66211	12,307,332 (1)	9.40%
Common Units	Kayne Anderson Capital Advisors, L.P. 1800 Avenue of the Stars Third Floor Los Angeles, CA 90067	7,326,224 (2)	5.61%

(1)
Based upon its Schedule 13G/A filed February 13, 2017, with the SEC with respect to Partnership securities held as of December 31, 2016, Tortoise Capital Advisors, L.L.C. has shared voting power as to 11,046,458 common units and shared dispositive power as to 12,150,844 common units.

(2)
Based upon its Schedule 13G/A filed January 25, 2017, with the SEC with respect to Partnership securities held as of December 31, 2016, Kayne Anderson Capital Advisors, L.P. has shared voting and dispositive power as to 7,326,224 common units.

Securities Authorized for Issuance Under Equity Compensation Plan

The following table sets forth information with respect to the securities that may be issued under the WES LTIP as of December 31, 2016. For more information regarding the WES LTIP, which did not require approval by our unitholders, read Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K and the caption Western Gas Partners, LP 2008 Long-Term Incentive Plan under Part III, Item 11 of this Form 10-K.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders (1)	7,304	— (2)	2,120,711
Total	7,304	—	2,120,711

(1)	The Board of Directors adopted the WES LTIP in connection with the IPO of our common units.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

As of February 21, 2017, WGP held 50,132,046 common units, representing a 29.9% limited partner interest in us, and, through its ownership of the general partner, WGP indirectly held 2,583,068 general partner units, representing a 1.5% general partner interest in us, and 100% of the IDRs. As of February 21, 2017, other subsidiaries of Anadarko held 2,011,380 common units and 12,537,100 Class C units, representing an aggregate 8.7% limited partner interest in us.

Distributions and Payments to Our General Partner, WGP and Other Subsidiaries of Anadarko

The following table summarizes the distributions and payments made by us to our general partner, WGP and other subsidiaries of Anadarko and to be made to us by our general partner, WGP and other subsidiaries of Anadarko in connection with our ongoing operation and liquidation. These distributions and payments were determined by and among affiliated entities and, consequently, are not the result of arm’s-length negotiations.

Formation stage

The consideration received by Anadarko for the contribution of the assets and liabilities to us	5,725,431 common units; 26,536,306 subordinated units; 1,083,115 general partner units, and our IDRs.

Operational stage

Distributions of available cash to our general partner, WGP and other subsidiaries of Anadarko
We will generally make cash distributions to our unitholders pro rata, including WGP and other subsidiaries of Anadarko as the holders of 50,132,046 common units and 2,011,380 common units, respectively, and to our general partner as the holder of 2,583,068 general partner units. In addition, if distributions exceed the minimum quarterly distribution and other higher target distribution levels, our general partner will be entitled to increasing percentages of the distributions, up to 50.0% of the distributions above the highest target distribution level. As of December 31, 2016, the general partner was entitled to a maximum distribution sharing percentage of 49.5%, which includes distributions paid on its 1.5% general partner interest and the 48.0% IDR maximum distribution sharing percentage. See Note 3—Partnership Distributions and Note 4—Equity and Partners' Capital in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Distributions of additional Class C units
In connection with the closing of the DBM acquisition in November 2014, we issued 10,913,853 Class C units. Class C units receive quarterly distributions at a rate equivalent to our common units. As of February 21, 2017, we have issued 1,623,247 PIK Class C units as quarterly distributions. For a further discussion of the Class C units, refer to Class C Unit Issuance below.

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

•
our obligation to reimburse Anadarko for expenses incurred or payments made on our behalf in conjunction with Anadarko’s provision of general and administrative services to us, including salary and benefits of Anadarko personnel, our public company expenses, general and administrative expenses and salaries and benefits of our executive management who are employees of Anadarko (see Administrative services and reimbursement below for details regarding certain agreements for amounts reimbursed in 2016); and

•	our obligation to reimburse Anadarko for all insurance coverage expenses it incurs or payments it makes with respect to our assets.

The table below reflects the categories of expenses for which we were obligated to reimburse Anadarko pursuant to the omnibus agreement for the year ended December 31, 2016:

thousands	Year Ended December 31, 2016
Reimbursement of general and administrative expenses	$29,360
Reimbursement of public company expenses	8,410
Total reimbursement	$37,770

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
Through December 31, 2016, there have been no payments or claims to Anadarko related to indemnifications and no payments or claims have been received from Anadarko related to indemnifications.

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

Tax Sharing Agreement

In connection with our IPO, we entered into a tax sharing agreement pursuant to which we reimburse Anadarko for our estimated share of taxes from all forms of taxation, excluding taxes imposed by the United States. Taxes for which we reimburse Anadarko include state taxes attributable to our income, which are directly borne by Anadarko through its filing of a combined or consolidated tax return with respect to periods beginning on and subsequent to our acquisition of the Partnership assets, which refers to the assets owned and interests accounted for under the equity method by us as of December 31, 2016. Anadarko may use its own tax attributes to reduce or eliminate the tax liability of its combined or consolidated group, which may include us as a member. However, under this circumstance, we nevertheless are required to reimburse Anadarko for our allocable share of taxes that would have been owed had tax attributes not been available to Anadarko.

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

The Board of Directors approved the acquisition of the Partnership assets from Anadarko, based in part on the recommendations in favor of the acquisitions from, and the granting of special approval under our partnership agreement by, the Board’s Special Committee. The Special Committee, a committee of independent members of our Board of Directors, retains independent legal and financial advisors to assist it in evaluating and negotiating the acquisitions as it deems necessary on a transaction-by-transaction basis.

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

We are the managing member of Chipeta. As managing member, we manage the day-to-day operations of Chipeta and receive a management fee from the other member, which is intended to compensate the managing member for the performance of its duties. We may be removed as the managing member only if we are grossly negligent or fraudulent, breach our primary duties or fail to respond in a commercially reasonable manner to written business proposals from the other members, and such behavior, breach or failure has a material adverse effect to Chipeta.

Commodity Price Swap Agreements

We have commodity price swap agreements with Anadarko to mitigate exposure to a majority of the commodity price risk inherent in our percent-of-proceeds and keep-whole contracts. Notional volumes for each of the commodity price swap agreements are not specifically defined. Instead, the commodity price swap agreements apply to the actual volume of our natural gas, condensate and NGLs purchased and sold. On December 1, 2016, we renewed our commodity price swap agreements with Anadarko for the DJ Basin complex and the MGR assets through December 31, 2017, with an effective date of January 1, 2017. See Risk Factors under Part I, Item 1A and Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Gathering and Processing Agreements

We have significant gathering and processing arrangements with affiliates of Anadarko on a majority of our systems. For the year ended December 31, 2016, 37% of our natural gas gathering, treating and transportation throughput and 54% of our natural gas processing throughput, was attributable to production owned or controlled by Anadarko, in each case exclusive of its equity investment throughput. For the year ended December 31, 2016, 65% of our crude/NGL gathering, treating and transportation throughput was attributable to production owned or controlled by Anadarko, exclusive of its equity investment throughput.

Purchase and Sale Agreements

We sell a significant amount of our natural gas, condensate and NGLs to AESC, Anadarko’s marketing affiliate. In addition, we purchase natural gas, condensate and NGLs from AESC pursuant to purchase agreements. Our purchase and sale agreements with AESC are generally one-year contracts, subject to annual renewal.

Class C Unit Issuance

As discussed above, we issued 10,913,853 Class C units to AMH, a subsidiary of Anadarko, at a price of $68.72 per unit, pursuant to the Unit Purchase Agreement with Anadarko and AMH. All outstanding Class C units will convert into common units on a one-for-one basis on December 31, 2017, unless we elect to convert such units earlier or Anadarko extends the conversion date. The distributions that Class C units receive are paid in the form of additional PIK Class C units until the scheduled conversion date on December 31, 2017 (unless earlier converted), and the Class C units are disregarded with respect to distributions of available cash until they are converted to common units. The number of additional PIK Class C units to be issued in connection with a distribution payable on the Class C units is determined by dividing the corresponding distribution attributable to the Class C units by the volume-weighted-average price of our common units for the ten days immediately preceding the payment date for the common unit distribution, less a 6% discount. As of February 21, 2017, 1,623,247 PIK Class C units have been issued as quarterly distributions. The terms of the Class C unit issuance were unanimously approved by the Board of Directors and by the Board’s Special Committee. For more information, see Note 4—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Equipment Purchases and Sales

The following table summarizes the purchases from and sales to Anadarko of pipe and equipment:

	Year Ended December 31,
	2016	2015	2014	2016	2015	2014
thousands	Purchases			Sales
Cash consideration	$3,965	$10,903	$22,943	$623	$925	$402
Net carrying value	(3,366)	(6,318)	(12,210)	(605)	(972)	(375)
Partners’ capital adjustment	$599	$4,585	$10,733	$18	$(47)	$27

Contributions in Aid of Construction Costs from Affiliates

On certain of our capital projects, Anadarko is obligated to reimburse us for all or a portion of project capital expenditures. The majority of such arrangements are associated with projects related to pipeline construction activities and production well tie-ins. The cash receipts resulting from such reimbursements are presented as “Contributions in aid of construction costs from affiliates” within the investing section of the consolidated statements of cash flows.

Indemnification Agreements

All notes and obligations under the RCF are recourse to our general partner. Our general partner is indemnified by wholly owned subsidiaries of Anadarko against any claims made against our general partner for our long-term debt and/or borrowings under the RCF.

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

The following table summarizes material affiliate transactions (see Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K):

	Year Ended December 31,
thousands	2016	2015	2014
Revenues and other (1)	$1,228,232	$1,220,639	$1,203,974
Equity income, net – affiliates (1)	78,717	71,251	57,836
Cost of product (1)	80,455	167,354	127,930
Operation and maintenance (2)	72,330	77,061	71,386
General and administrative (3)	38,066	33,903	31,308
Operating expenses	190,851	278,318	230,624
Interest income (4)	16,900	16,900	16,900
Interest expense (5)	(7,747)	14,398	—
Proceeds from the issuance of common units, net of offering expenses (6)	25,000	—	—
Distributions to unitholders (7)	382,711	314,200	234,024
Above-market component of swap extensions with Anadarko (8)	45,820	18,449	—

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

(3)
Represents general and administrative expense incurred on and subsequent to the date of the acquisition of our assets, as well as a management services fee for reimbursement of expenses incurred by Anadarko for periods prior to the acquisition of our assets by us. These amounts include equity-based compensation expense allocated to us by Anadarko and amounts charged by Anadarko under the omnibus agreement. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

(4)	Represents interest income recognized on the note receivable from Anadarko.

(5)
For the years ended December 31, 2016 and 2015, includes amounts related to the Deferred purchase price obligation - Anadarko. See Note 2—Acquisitions and Divestitures and Note 12—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

(6)
Represents proceeds from the issuance of 835,841 common units to WGP as partial funding for the acquisition of Springfield. See Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

(7)
Represents distributions paid under the partnership agreement. See Note 3—Partnership Distributions and Note 4—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

(8)	See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for more information.

Other

In 2016, Anadarko made payments totaling approximately $213,000 to the Houston Astros Baseball Club. James R. Crane, a member of the Board of Directors, is the principal owner and Chairman of the Houston Astros.

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

thousands	2016	2015
Audit fees	$1,020	$1,309
Audit-related fees	690	423
Total	$1,710	$1,732

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

Audit Committee Approval of Audit and Non-Audit Services

The Audit Committee of the Partnership’s general partner has adopted a Pre-Approval Policy with respect to services that may be performed by KPMG LLP. This policy lists specific audit-related services as well as any other services that KPMG LLP is authorized to perform and sets out specific dollar limits for each specific service, which may not be exceeded without additional Audit Committee authorization. The Audit Committee receives quarterly reports on the status of expenditures pursuant to that Pre-Approval Policy. The Audit Committee reviews the policy at least annually in order to approve services and limits for the current year. Any service that is not clearly enumerated in the policy must receive specific pre-approval by the Audit Committee or by its Chairman, to whom such authority has been conditionally delegated, prior to engagement. During 2016, no fees for services outside the scope of audit, review, or attestation that exceed the waiver provisions of 17 CFR 210.2-01(c)(7)(i)(C) were approved by the Audit Committee.
The Audit Committee has approved the appointment of KPMG LLP as independent registered public accounting firm to conduct the audit of the Partnership’s consolidated financial statements for the year ended December 31, 2017.

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

3.4*	Amendment No. 2 to Second Amended and Restated Agreement of Limited Partnership of Western Gas Partners, LP, dated February 22, 2017.
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

4.6	Form of 4.000% Senior Notes due 2022 (incorporated by reference to Exhibit 4.2 to Western Gas Partners, LP’s Current Report on Form 8-K filed on June 28, 2012, File No. 001-34046).

Exhibit Number	Description
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

4.16*	Consent and Conversion Agreement, dated February 22, 2017, by and among the Partnership and the holders of the outstanding Series A Preferred Units party thereto.
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

10.8
Amendment No. 1 to Services And Secondment Agreement between Western Gas Holdings, LLC and Anadarko Petroleum Corporation dated December 10, 2015 (incorporated by reference to Exhibit 10.8 to Western Gas Partners, LP’s Annual Report on Form 10-K filed on February 25, 2016, File No. 001-34046).

Exhibit Number	Description
10.9
Tax Sharing Agreement by and among Anadarko Petroleum Corporation and Western Gas Partners, LP, dated as of May 14, 2008 (incorporated by reference to Exhibit 10.5 to Western Gas Partners, LP’s Current Report on Form 8-K filed on May 14, 2008, File No. 001-34046).

10.10	Anadarko Petroleum Corporation Fixed Rate Note due 2038 (incorporated by reference to Exhibit 10.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on May 14, 2008, File No. 001-34046).
10.11	Form of Commodity Price Swap Agreement (incorporated by reference to Exhibit 10.3 to Western Gas Partners, LP’s Quarterly Report on Form 10-Q filed on May 6, 2010, File No. 001-34046).
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

10.17*
First Amendment to Second Amended and Restated Revolving Credit Agreement, dated as of December 16, 2016, among Western Gas Partners, LP Wells Fargo Bank, National Association, as administrative agent and the lenders party thereto.

10.18
Second Amendment to Second Amended and Restated Revolving Credit Agreement, dated as of December 16, 2016, among Western Gas Partners, LP Wells Fargo Bank, National Association, as administrative agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on December 16, 2016, File No. 001-34046).

10.19*	Fourth Amended and Restated Indemnification Agreement, dated March 14, 2016, between Western Gas Holdings, LLC and Western Gas Resources, Inc.
10.20
AMH Indemnification Agreement, dated March 3, 2014, between Western Gas Holdings, LLC and APC Midstream Holdings, LLC (incorporated by reference to Exhibit 10.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on March 5, 2014, File No. 001-34046).

10.21*	KWC Indemnification Agreement, dated March 14, 2016, between Western Gas Holdings, LLC and Kerr-McGee Worldwide Corporation.
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

10.24
Board Observation Agreement, dated March 14, 2016, among Western Gas Partners, LP, Western Gas Holdings, LLC, Western Gas Equity Partners, LP and the persons set forth on Schedule A thereto (incorporated by reference to Exhibit 10.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on March 16, 2016, File No. 001-34046).

Exhibit Number	Description
12.1*	Ratio of Earnings to Fixed Charges.
21.1*	List of Subsidiaries of Western Gas Partners, LP.
23.1*	Consent of KPMG LLP.
31.1*	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
#	Pursuant to Item 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.
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

WESTERN GAS PARTNERS, LP

February 23, 2017

/s/ Benjamin M. Fink
Benjamin M. Fink President, Chief Executive Officer, Chief Financial Officer and Treasurer Western Gas Holdings, LLC (as general partner of Western Gas Partners, LP)

Each person whose signature appears below constitutes and appoints Benjamin M. Fink his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Form 10-K, and to file the same, with all, exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each, and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or the substitute or substitutes of may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2017.

Signature	Title (Position with Western Gas Holdings, LLC)

/s/ Robert G. Gwin	Chairman and Director
Robert G. Gwin

/s/ Benjamin M. Fink	President, Chief Executive Officer, Chief Financial Officer and Treasurer
Benjamin M. Fink	(Principal Executive, Financial and Accounting Officer)

/s/ Darrell E. Hollek	Director
Darrell E. Hollek

/s/ Robert K. Reeves	Director
Robert K. Reeves

/s/ Steven D. Arnold	Director
Steven D. Arnold

/s/ Milton Carroll	Director
Milton Carroll

Director
James R. Crane

/s/ David J. Tudor	Director
David J. Tudor