Form 10-Q
period 2017-03-31
Western Gas Partners LP
filed 2017-05-03
CIK 1414475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
There were 141,633,385 common units outstanding as of May 1, 2017.

COMMONLY USED TERMS AND DEFINITIONS

Unless the context otherwise requires, references to “we,” “us,” “our,” the “Partnership” or “Western Gas Partners, LP” refer to Western Gas Partners, LP and its subsidiaries. As used in this Form 10-Q, the terms and definitions below have the following meanings:
Additional DBJV System Interest: The Partnership’s additional 50% interest in the DBJV system acquired from a third party in March 2017.
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
IPO: Initial public offering.
LIBOR: London Interbank Offered Rate.
Marcellus Interest: Our 33.75% interest in the Larry’s Creek, Seely and Warrensville gas gathering systems and related facilities located in northern Pennsylvania. Formerly defined as the “Anadarko-Operated Marcellus Interest”.
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
Non-Operated Marcellus Interest: The 33.75% interest in the Liberty and Rome gas gathering systems and related facilities located in northern Pennsylvania that was transferred to a third party in March 2017 pursuant to the Property Exchange.
Produced water: Byproduct associated with the production of crude oil and natural gas that often contains a number of dissolved solids and other materials found in oil and gas reservoirs.
Property Exchange: The Partnership’s acquisition of the Additional DBJV System Interest from a third party in exchange for the Non-Operated Marcellus Interest and $155.0 million of cash consideration, as further described in our Forms 8-K filed with the SEC on February 9, 2017, and March 23, 2017.
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

PART I.  FINANCIAL INFORMATION (UNAUDITED)

Item 1.  Financial Statements

WESTERN GAS PARTNERS, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
thousands except per-unit amounts	2017	2016
Revenues and other – affiliates
Gathering, processing and transportation	$172,314	$187,718
Natural gas and natural gas liquids sales	142,841	84,866
Total revenues and other – affiliates	315,155	272,584
Revenues and other – third parties
Gathering, processing and transportation	135,500	106,286
Natural gas and natural gas liquids sales	63,684	3,690
Other	1,854	581
Total revenues and other – third parties	201,038	110,557
Total revenues and other	516,193	383,141
Equity income, net – affiliates	19,461	16,814
Operating expenses
Cost of product (1)	189,359	76,467
Operation and maintenance (1)	73,760	76,213
General and administrative (1)	12,659	11,277
Property and other taxes	12,294	10,350
Depreciation and amortization	69,702	65,095
Impairments	164,742	6,518
Total operating expenses	522,516	245,920
Gain (loss) on divestiture and other, net	119,487	(632)
Proceeds from business interruption insurance claims	5,767	—
Operating income (loss)	138,392	153,403
Interest income – affiliates	4,225	4,225
Interest expense (2)	(35,504)	(32,036)
Other income (expense), net	430	124
Income (loss) before income taxes	107,543	125,716
Income tax (benefit) expense	3,552	6,633
Net income (loss)	103,991	119,083
Net income attributable to noncontrolling interest	2,102	3,023
Net income (loss) attributable to Western Gas Partners, LP	$101,889	$116,060
Limited partners’ interest in net income (loss):
Net income (loss) attributable to Western Gas Partners, LP	$101,889	$116,060
Pre-acquisition net (income) loss allocated to Anadarko	—	(11,326)
Series A Preferred units interest in net (income) loss	(28,174)	(2,329)
General partner interest in net (income) loss (3)	(68,162)	(55,400)
Common and Class C limited partners’ interest in net income (loss) (3)	5,553	47,005
Net income (loss) per common unit – basic and diluted (4)	$0.01	$0.31

(1)
Cost of product includes product purchases from Anadarko (as defined in Note 1) of $16.0 million and $24.6 million for the three months ended March 31, 2017 and 2016, respectively. Operation and maintenance includes charges from Anadarko of $17.1 million and $18.0 million for the three months ended March 31, 2017 and 2016, respectively. General and administrative includes charges from Anadarko of $9.5 million and $9.0 million for the three months ended March 31, 2017 and 2016, respectively. See Note 5.

(2)	Includes affiliate (as defined in Note 1) amounts of $(0.1) million and $(4.5) million for the three months ended March 31, 2017 and 2016, respectively. See Note 2 and Note 9.

(3)	Represents net income (loss) earned on and subsequent to the date of acquisition of the Partnership assets (as defined in Note 1). See Note 4.

(4)	See Note 4 for the calculation of net income (loss) per common unit.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS PARTNERS, LP
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

thousands except number of units	March 31, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$122,310	$357,925
Accounts receivable, net (1)	152,731	223,223
Other current assets	10,578	12,866
Total current assets	285,619	594,014
Note receivable – Anadarko	260,000	260,000
Property, plant and equipment
Cost	7,240,894	6,861,942
Less accumulated depreciation	1,974,081	1,812,010
Net property, plant and equipment	5,266,813	5,049,932
Goodwill	417,610	417,610
Other intangible assets	796,591	803,698
Equity investments	591,102	594,208
Other assets	15,105	13,566
Total assets	$7,632,840	$7,733,028
LIABILITIES, EQUITY AND PARTNERS’ CAPITAL
Current liabilities
Accounts and imbalance payables	$186,882	$247,076
Accrued ad valorem taxes	35,185	23,121
Accrued liabilities (2)	57,996	45,108
Total current liabilities	280,063	315,305
Long-term debt	3,092,257	3,091,461
Deferred income taxes	9,529	6,402
Asset retirement obligations and other	145,342	142,641
Deferred purchase price obligation – Anadarko (3)	37,346	41,440
Total long-term liabilities	3,284,474	3,281,944
Total liabilities	3,564,537	3,597,249
Equity and partners’ capital
Series A Preferred units (10,961,416 and 21,922,831 units issued and outstanding at March 31, 2017, and December 31, 2016, respectively) (4)	336,722	639,545
Common units (141,633,385 and 130,671,970 units issued and outstanding at March 31, 2017, and December 31, 2016, respectively)	2,759,744	2,536,872
Class C units (12,537,100 and 12,358,123 units issued and outstanding at March 31, 2017, and December 31, 2016, respectively) (5)	754,670	750,831
General partner units (2,583,068 units issued and outstanding at March 31, 2017, and December 31, 2016)	153,872	143,968
Total partners’ capital	4,005,008	4,071,216
Noncontrolling interest	63,295	64,563
Total equity and partners’ capital	4,068,303	4,135,779
Total liabilities, equity and partners’ capital	$7,632,840	$7,733,028

(1)
Accounts receivable, net includes amounts receivable from affiliates (as defined in Note 1) of $60.4 million and $76.6 million as of March 31, 2017, and December 31, 2016, respectively. Accounts receivable, net as of December 31, 2016, also includes an insurance claim receivable related to an incident at the DBM complex. See Note 1.

(2)	Accrued liabilities includes affiliate amounts of $0.4 million and zero as of March 31, 2017, and December 31, 2016, respectively.

(3)	See Note 2.

(4)	The outstanding Series A Preferred units will convert into common units on a one-for-one basis in May 2017. See Note 4.

(5)
The Class C units will convert into common units on a one-for-one basis on March 1, 2020, unless the Partnership elects to convert such units earlier or Anadarko extends the conversion date. See Note 4.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS PARTNERS, LP
CONSOLIDATED STATEMENT OF EQUITY AND PARTNERS’ CAPITAL
(UNAUDITED)

	Partners’ Capital
thousands	Net Investment by Anadarko	Common Units	Class C Units	Series A Preferred Units	General Partner Units	Noncontrolling Interest	Total
Balance at December 31, 2016	$—	$2,536,872	$750,831	$639,545	$143,968	$64,563	$4,135,779
Net income (loss)	—	24,428	1,846	7,453	68,162	2,102	103,991
Above-market component of swap extensions with Anadarko (1)	—	12,297	—	—	—	—	12,297
Conversion of Series A Preferred units into common units (2)	—	343,468	—	(343,468)	—	—	—
Amortization of beneficial conversion feature of Class C units and Series A Preferred units	—	(50,093)	1,993	48,100	—	—	—
Distributions to noncontrolling interest owner	—	—	—	—	—	(3,370)	(3,370)
Distributions to unitholders	—	(112,378)	—	(14,908)	(58,279)	—	(185,565)
Acquisitions from affiliates	14	(14)	—	—	—	—	—
Revision to Deferred purchase price obligation – Anadarko (3)		4,165					4,165
Contributions of equity-based compensation from Anadarko	—	1,098	—	—	21	—	1,119
Net pre-acquisition contributions from (distributions to) Anadarko	(14)	—	—	—	—	—	(14)
Other	—	(99)	—	—	—	—	(99)
Balance at March 31, 2017	$—	$2,759,744	$754,670	$336,722	$153,872	$63,295	$4,068,303

(1)	See Note 5.

(2)	See Note 4.

(3)	See Note 2.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS PARTNERS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
thousands	2017	2016
Cash flows from operating activities
Net income (loss)	$103,991	$119,083
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	69,702	65,095
Impairments	164,742	6,518
Non-cash equity-based compensation expense	1,209	1,231
Deferred income taxes	3,128	1,852
Accretion and amortization of long-term obligations, net	1,101	5,467
Equity income, net – affiliates	(19,461)	(16,814)
Distributions from equity investment earnings – affiliates	19,114	19,855
(Gain) loss on divestiture and other, net	(119,487)	632
Lower of cost or market inventory adjustments	45	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(1,513)	12,558
Increase (decrease) in accounts and imbalance payables and accrued liabilities, net	(29,940)	17,978
Change in other items, net	(15)	3,048
Net cash provided by operating activities	192,616	236,503
Cash flows from investing activities
Capital expenditures	(125,944)	(136,987)
Contributions in aid of construction costs from affiliates	1,310	2,369
Acquisitions from affiliates	—	(713,596)
Acquisitions from third parties	(155,287)	—
Investments in equity affiliates	—	474
Distributions from equity investments in excess of cumulative earnings – affiliates	3,453	4,784
Proceeds from the sale of assets to third parties	34	138
Proceeds from property insurance claims	24,000	—
Net cash used in investing activities	(252,434)	(842,818)
Cash flows from financing activities
Borrowings, net of debt issuance costs	(11)	330,000
Increase (decrease) in outstanding checks	1,024	(994)
Proceeds from the issuance of common units, net of offering expenses	(158)	25,000
Proceeds from the issuance of Series A Preferred units, net of offering expenses	—	440,000
Distributions to unitholders (1)	(185,565)	(152,588)
Distributions to noncontrolling interest owner	(3,370)	(3,838)
Net contributions from (distributions to) Anadarko	(14)	(27,632)
Above-market component of swap extensions with Anadarko (1)	12,297	6,813
Net cash provided by (used in) financing activities	(175,797)	616,761
Net increase (decrease) in cash and cash equivalents	(235,615)	10,446
Cash and cash equivalents at beginning of period	357,925	98,033
Cash and cash equivalents at end of period	$122,310	$108,479
Supplemental disclosures
Accretion expense and revisions to the Deferred purchase price obligation – Anadarko (2)	$(4,094)	$4,537
Net distributions to (contributions from) Anadarko of other assets	—	714
Interest paid, net of capitalized interest	28,656	18,223
Taxes paid (reimbursements received)	189	67
Accrued capital expenditures	85,280	68,152
Fair value of properties and equipment from non-cash third party transactions (2)	548,628	—

(1)	See Note 5.

(2)	See Note 2.

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
For purposes of these consolidated financial statements, the “Partnership” refers to Western Gas Partners, LP and its subsidiaries. The Partnership’s general partner, Western Gas Holdings, LLC (the “general partner”), is owned by Western Gas Equity Partners, LP (“WGP”), a Delaware MLP formed by Anadarko Petroleum Corporation in September 2012 to own the Partnership’s general partner, as well as a significant limited partner interest in the Partnership. WGP has no independent operations or material assets other than owning the partnership interests in the Partnership (see Holdings of Partnership equity in Note 4). Western Gas Equity Holdings, LLC is WGP’s general partner and is a wholly owned subsidiary of Anadarko Petroleum Corporation. “Anadarko” refers to Anadarko Petroleum Corporation and its subsidiaries, excluding the Partnership and the general partner, and “affiliates” refers to subsidiaries of Anadarko, excluding the Partnership, but including equity interests in Fort Union Gas Gathering, LLC (“Fort Union”), White Cliffs Pipeline, LLC (“White Cliffs”), Rendezvous Gas Services, LLC (“Rendezvous”), Enterprise EF78 LLC (the “Mont Belvieu JV”), Texas Express Pipeline LLC (“TEP”), Texas Express Gathering LLC (“TEG”) and Front Range Pipeline LLC (“FRP”). The interests in TEP, TEG and FRP are referred to collectively as the “TEFR Interests.” “MGR assets” refers to the Red Desert complex and the Granger straddle plant.
The Partnership is engaged in the business of gathering, compressing, treating, processing and transporting natural gas, and gathering, stabilizing and transporting condensate, natural gas liquids (“NGLs”) and crude oil. The Partnership is also currently constructing two produced-water disposal systems in West Texas, which are expected to be placed in service during the second quarter of 2017. The Partnership provides these midstream services for Anadarko, as well as for third-party producers and customers. As of March 31, 2017, the Partnership’s assets and investments consisted of the following:

	Owned and Operated	Operated Interests	Non-Operated Interests	Equity Interests
Gathering systems	12	3	3	2
Treating facilities	21	3	—	3
Natural gas processing plants/trains	20	5	—	2
NGL pipelines	2	—	—	3
Natural gas pipelines	5	—	—	—
Oil pipelines	—	1	—	1

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

Basis of presentation. The following table outlines the Partnership’s ownership interests and the accounting method of consolidation used in the Partnership’s consolidated financial statements:

Percentage Interest
Equity investments (1)
Fort Union	14.81%
White Cliffs	10%
Rendezvous	22%
Mont Belvieu JV	25%
TEP	20%
TEG	20%
FRP	33.33%
Proportionate consolidation (2)
Marcellus Interest systems	33.75%
Newcastle system	50%
Springfield system	50.1%
Full consolidation
Chipeta (3)	75%
DBJV system (4)	100%

(1)
Investments in non-controlled entities over which the Partnership exercises significant influence are accounted for under the equity method. “Equity investment throughput” refers to the Partnership’s share of average throughput for these investments.

(2)	The Partnership proportionately consolidates its associated share of the assets, liabilities, revenues and expenses attributable to these assets.

(3)	The 25% interest in Chipeta Processing LLC (“Chipeta”) held by a third-party member is reflected within noncontrolling interest in the consolidated financial statements.

(4)	The Partnership acquired an additional 50% interest in the DBJV system (the “Additional DBJV System Interest”) from a third party on March 17, 2017. See Note 2.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The consolidated financial statements include the accounts of the Partnership and entities in which it holds a controlling financial interest. All significant intercompany transactions have been eliminated.
Certain information and note disclosures commonly included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, the accompanying consolidated financial statements and notes should be read in conjunction with the Partnership’s 2016 Form 10-K, as filed with the SEC on February 23, 2017. Management believes that the disclosures made are adequate to make the information not misleading.

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

Presentation of Partnership assets. The term “Partnership assets” refers to the assets owned and interests accounted for under the equity method (see Note 7) by the Partnership as of March 31, 2017. Because Anadarko controls the Partnership through its ownership and control of WGP, which owns the Partnership’s entire general partner interest, each acquisition of Partnership assets from Anadarko has been considered a transfer of net assets between entities under common control. As such, the Partnership assets acquired from Anadarko were initially recorded at Anadarko’s historic carrying value, which did not correlate to the total acquisition price paid by the Partnership. Further, after an acquisition of Partnership assets from Anadarko, the Partnership may be required to recast its financial statements to include the activities of such Partnership assets from the date of common control.
For those periods requiring recast, the consolidated financial statements for periods prior to the Partnership’s acquisition of the Partnership assets from Anadarko are prepared from Anadarko’s historical cost-basis accounts and may not necessarily be indicative of the actual results of operations that would have occurred if the Partnership had owned the Partnership assets during the periods reported. Net income (loss) attributable to the Partnership assets acquired from Anadarko for periods prior to the Partnership’s acquisition of the Partnership assets is not allocated to the limited partners.

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
On December 3, 2015, there was an initial fire and secondary explosion at the processing facility within the Delaware Basin Midstream, LLC (“DBM”) complex. The majority of the damage from the incident was to the liquid handling facilities and the amine treating units at the inlet of the complex. Train II (with capacity of 100 MMcf/d) sustained the most damage of the processing trains and returned to service in December 2016. Train III (with capacity of 200 MMcf/d) experienced minimal damage and returned to full service in May 2016. For the quarter ended March 31, 2017, a $5.7 million loss was recorded in Gain (loss) on divestiture and other, net in the consolidated statements of operations, related to a change in the Partnership’s estimate of the amount that will be recovered under the property insurance claim based on further discussions with insurers. As of March 31, 2017, and December 31, 2016, the consolidated balance sheets include receivables of zero and $30.0 million, respectively, for a property insurance claim related to the incident at the DBM complex. For the quarter ended March 31, 2017, the Partnership received $29.8 million in cash proceeds from insurers related to the incident at the DBM complex, including $5.8 million in proceeds from business interruption insurance claims and $24.0 million in proceeds from property insurance claims.

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

Recently adopted accounting standards. Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business assists in determining whether a transaction should be accounted for as an acquisition or disposal of assets or as a business. This ASU provides a screen that when substantially all of the fair value of the gross assets acquired, or disposed of, are concentrated in a single identifiable asset, or a group of similar identifiable assets, the set will not be considered a business. If the screen is not met, a set must include an input and a substantive process that together significantly contribute to the ability to create an output to be considered a business. The Partnership’s adoption of this ASU on January 1, 2017, using a prospective approach, could have a material impact on future consolidated financial statements as goodwill will not be allocated to divestitures or recorded on acquisitions that are not considered to be a business.
ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs and eliminates the exception for an intra-entity transfer of an asset other than inventory. The Partnership adopted this ASU on January 1, 2017, using a modified retrospective approach, with no impact to its consolidated financial statements.

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

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.  ACQUISITIONS AND DIVESTITURES

The following table presents the acquisitions completed by the Partnership during 2017 and 2016, and identifies the funding sources for such acquisitions:

thousands except unit and percent amounts	Acquisition Date	Percentage Acquired	Borrowings	Cash On Hand	Common Units Issued	Series A Preferred Units Issued
Springfield system (1)	03/14/2016	50.1%	$247,500	$—	2,089,602	14,030,611
DBJV system (2)	03/17/2017	50%	—	155,000	—	—

(1)
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

(2)	The Partnership acquired the Additional DBJV System Interest from a third party. See Property exchange below.

Property exchange. On March 17, 2017, the Partnership acquired the Additional DBJV System Interest from a third party in exchange for (a) the Partnership’s 33.75% non-operated interest in two natural gas gathering systems located in northern Pennsylvania (the “Non-Operated Marcellus Interest”), commonly referred to as the Liberty and Rome systems, and (b) $155.0 million of cash consideration (collectively, the “Property Exchange”). The Partnership previously held a 50% interest in, and operated, the DBJV system.
The Property Exchange is reflected as a nonmonetary transaction whereby the acquired Additional DBJV System Interest is recorded at the fair value of the divested Non-Operated Marcellus Interest plus the $155.0 million of cash consideration. The Property Exchange resulted in a net gain of $125.4 million recorded as Gain (loss) on divestiture and other, net in the consolidated statements of operations. Results of operations attributable to the Property Exchange were included in the Partnership’s consolidated statement of operations beginning on the acquisition date in the first quarter of 2017.

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.  ACQUISITIONS AND DIVESTITURES (CONTINUED)

DBJV acquisition - Deferred purchase price obligation - Anadarko. The consideration to be paid by the Partnership for the March 2015 acquisition of Delaware Basin JV Gathering LLC (“DBJV”) from Anadarko, consists of a cash payment to Anadarko due on March 31, 2020. The cash payment will be equal to (a) eight multiplied by the average of the Partnership’s share in the Net Earnings (see definition below) of DBJV for the calendar years 2018 and 2019, less (b) the Partnership’s share of all capital expenditures incurred for DBJV between March 1, 2015, and February 29, 2020. Net Earnings is defined as all revenues less cost of product, operating expenses and property taxes, in each case attributable to DBJV on an accrual basis. During the three months ended March 31, 2017, the Partnership recognized an aggregate $6.8 million decrease in the estimated future payment obligation (based on management’s estimate of the Partnership’s share of forecasted Net Earnings and capital expenditures for DBJV), resulting in a net present value of $37.3 million for this obligation at March 31, 2017, calculated using a discounted cash flow model with a 10% discount rate. The reduction in the value of the deferred purchase price obligation is primarily due to revisions reflecting a decrease in the Partnership’s estimate of the average of 2018 and 2019 Net Earnings, partially offset by a decrease in the Partnership’s estimate of aggregate capital expenditures to be incurred by DBJV through February 29, 2020.
The following table summarizes the financial statement impact of the Deferred purchase price obligation - Anadarko:

	Deferred purchase price obligation - Anadarko	Estimated future payment obligation (1)
Balance at December 31, 2016	$41,440	$56,455
Accretion expense (2)	71
Revision to Deferred purchase price obligation – Anadarko (3)	(4,165)
Balance at March 31, 2017	$37,346	$49,694

(1)	Calculated using Level 3 inputs.

(2)	Accretion expense was recorded as a charge to Interest expense on the consolidated statements of operations.

(3)	Recorded as revisions within Common units on the consolidated balance sheet and consolidated statement of equity and partners’ capital.

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

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.  PARTNERSHIP DISTRIBUTIONS

The partnership agreement requires the Partnership to distribute all of its available cash (as defined in the partnership agreement) to unitholders of record on the applicable record date within 45 days of the end of each quarter. The Board of Directors of our general partner (the “Board of Directors”) declared the following cash distributions to the Partnership’s common and general partner unitholders for the periods presented:

thousands except per-unit amounts Quarters Ended	Total Quarterly Distribution per Unit	Total Quarterly Cash Distribution	Date of Distribution
2016
March 31	$0.815	$158,905	May 2016
June 30	0.830	162,827	August 2016
September 30	0.845	166,742	November 2016
December 31	0.860	170,657	February 2017
2017
March 31 (1)	$0.875	$188,753	May 2017

(1)
The Board of Directors declared a cash distribution to the Partnership’s unitholders for the first quarter of 2017 of $0.875 per unit, or $188.8 million in aggregate, including incentive distributions, but excluding distributions on Class C units (see Class C unit distributions below) and Series A Preferred units (see Series A Preferred unit distributions below). The cash distribution is payable on May 12, 2017, to unitholders of record at the close of business on May 1, 2017.

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

Class C unit distributions. The Class C units receive quarterly distributions at a rate equivalent to the Partnership’s common units. The distributions are paid in the form of additional Class C units (“PIK Class C units”) until the scheduled conversion date on March 1, 2020 (unless earlier converted), and the Class C units are disregarded with respect to distributions of the Partnership’s available cash until they are converted to common units. The number of additional PIK Class C units to be issued in connection with a distribution payable on the Class C units is determined by dividing the corresponding distribution attributable to the Class C units by the volume-weighted-average price of the Partnership’s common units for the ten days immediately preceding the payment date for the common unit distribution, less a 6% discount. The Partnership records the PIK Class C unit distributions at fair value at the time of issuance. This Level 2 fair value measurement uses the Partnership’s unit price as a significant input in the determination of the fair value. See Note 4 for further discussion of the Class C units.

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.  PARTNERSHIP DISTRIBUTIONS (CONTINUED)

Series A Preferred unit distributions. As further described in Note 4, the Partnership issued Series A Preferred units representing limited partner interests in the Partnership to private investors in 2016. The Series A Preferred unitholders receive quarterly distributions in cash equal to $0.68 per Series A Preferred unit, subject to certain adjustments. The following table summarizes the Series A Preferred unitholders’ cash distributions for the periods presented:

thousands except per-unit amounts Quarters Ended	Total Quarterly Distribution per Unit	Total Quarterly Cash Distribution	Date of Distribution
2016
March 31 (1)	$0.68	$1,887	May 2016
June 30 (2)	0.68	14,082	August 2016
September 30	0.68	14,908	November 2016
December 31	0.68	14,908	February 2017
2017
March 31 (3)	$0.68	$7,454	May 2017

(1)	Quarterly per unit distribution prorated for the 18-day period during which 14,030,611 Series A Preferred units were outstanding during the first quarter of 2016.

(2)
Full quarterly per unit distribution on 14,030,611 Series A Preferred units and quarterly per unit distribution prorated for the 77-day period during which 7,892,220 Series A Preferred units were outstanding during the second quarter of 2016.

(3)
On March 1, 2017, 50% of the outstanding Series A Preferred units converted into common units on a one-for-one basis. Such converted common units were entitled only to distributions made to common unitholders with respect to the first quarter of 2017. See Note 4.

General partner interest and incentive distribution rights. As of March 31, 2017, the general partner was entitled to 1.5% of all quarterly distributions that the Partnership makes prior to its liquidation and, as the holder of the incentive distribution rights (“IDRs”), was entitled to incentive distributions at the maximum distribution sharing percentage of 48.0% for all periods presented, after the minimum quarterly distribution and the target distribution levels had been achieved. The maximum distribution sharing percentage of 49.5% does not include any distributions that the general partner may receive on common units that it may acquire.

4.  EQUITY AND PARTNERS’ CAPITAL

Class C units. In November 2014, the Partnership issued 10,913,853 Class C units to Anadarko Midstream Holdings, LLC (“AMH”), pursuant to a Unit Purchase Agreement with Anadarko and AMH. The Class C units were issued to partially fund the acquisition of DBM.
When issued, the Class C units were scheduled to convert into common units on a one-for-one basis on December 31, 2017. In February 2017, Anadarko elected to extend the conversion date of the Class C units to March 1, 2020. The Partnership can elect to convert the Class C units earlier or Anadarko can extend the conversion date again.
The Class C units were issued at a discount to the then-current market price of the common units into which they are convertible. This discount, totaling $34.8 million, represents a beneficial conversion feature, and at issuance, was reflected as an increase in common unitholders’ capital and a decrease in Class C unitholder capital to reflect the fair value of the Class C units at issuance. The beneficial conversion feature is considered a non-cash distribution that is recognized from the date of issuance through the date of conversion, resulting in an increase in Class C unitholder capital and a decrease in common unitholders’ capital as amortized. The beneficial conversion feature is amortized assuming the extended conversion date of March 1, 2020, using the effective yield method. The impact of the beneficial conversion feature amortization is also included in the calculation of earnings per unit.

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.  EQUITY AND PARTNERS’ CAPITAL (CONTINUED)

Series A Preferred units. In 2016, the Partnership issued 21,922,831 Series A Preferred units to private investors. Pursuant to an agreement between the Partnership and the holders of the Series A Preferred units, 50% of the Series A Preferred units converted into common units on a one-for-one basis on March 1, 2017, with the remaining Series A Preferred units to be converted in May 2017. The Partnership has an effective registration statement with the SEC relating to the public resale of the common units issued or to be issued upon conversion of the Series A Preferred units.
The Series A Preferred units were issued at a discount to the then-current market price of the common units into which they are convertible. This discount, totaling $93.4 million, represents a beneficial conversion feature, and at issuance, was reflected as an increase in common unitholders’ capital and a decrease in Series A Preferred unitholders’ capital to reflect the fair value of the Series A Preferred units on the date of issuance. The beneficial conversion feature is considered a non-cash distribution that is recognized from the date of issuance through the date of conversion, resulting in an increase in Series A Preferred unitholders’ capital and a decrease in common unitholders’ capital as amortized. The beneficial conversion feature is amortized using the effective yield method. The impact of the beneficial conversion feature amortization is also included in the calculation of earnings per unit. Amortization for the beneficial conversion feature, including the accelerated amortization for the early conversion of 50% of the Series A Preferred units, was $48.1 million for the three months ended March 31, 2017, with the remaining balance of $14.2 million to be amortized through the conversion date for the remaining Series A Preferred units in May 2017.

Partnership interests. The Partnership’s common units are listed on the New York Stock Exchange under the symbol “WES.”
The following table summarizes the common, Class C, Series A Preferred and general partner units issued during the three months ended March 31, 2017:

	Common Units	Class C Units	Series A Preferred Units	General Partner Units	Total
Balance at December 31, 2016	130,671,970	12,358,123	21,922,831	2,583,068	167,535,992
PIK Class C units	—	178,977	—	—	178,977
Conversion of Series A Preferred units	10,961,415	—	(10,961,415)	—	—
Balance at March 31, 2017	141,633,385	12,537,100	10,961,416	2,583,068	167,714,969

Holdings of Partnership equity. As of March 31, 2017, WGP held 50,132,046 common units, representing a 29.9% limited partner interest in the Partnership, and, through its ownership of the general partner, WGP indirectly held 2,583,068 general partner units, representing a 1.5% general partner interest in the Partnership, and 100% of the incentive distribution rights. As of March 31, 2017, other subsidiaries of Anadarko collectively held 2,011,380 common units and 12,537,100 Class C units, representing an aggregate 8.7% limited partner interest in the Partnership. As of March 31, 2017, the public held 89,489,959 common units, representing a 53.4% limited partner interest in the Partnership and private investors held 10,961,416 Series A Preferred units, representing a 6.5% limited partner interest in the Partnership.

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.  EQUITY AND PARTNERS’ CAPITAL (CONTINUED)

Net income (loss) per unit for common units. Net income (loss) attributable to the Partnership assets acquired from Anadarko for periods prior to the Partnership’s acquisition of the Partnership assets is not allocated to the unitholders for purposes of calculating net income (loss) per common unit. Net income (loss) attributable to Western Gas Partners, LP earned on and subsequent to the date of acquisition of the Partnership assets is allocated as follows:

General partner. The general partner’s allocation is equal to cash distributions plus its portion of undistributed earnings or losses. Specifically, net income equal to the amount of available cash (as defined by the partnership agreement) is allocated to the general partner consistent with actual cash distributions and capital account allocations, including incentive distributions. Undistributed earnings (net income in excess of distributions) or undistributed losses (available cash in excess of net income) are then allocated to the general partner in accordance with its weighted-average ownership percentage during each period.

Series A Preferred unitholders. The Series A Preferred units are not considered a participating security as they only have distribution rights up to the specified per-unit quarterly distribution and have no rights to the Partnership’s undistributed earnings and losses. As such, the Series A Preferred unitholders’ allocation is equal to their cash distribution plus the amortization of the Series A Preferred units beneficial conversion feature (see Series A Preferred units above).

Common and Class C unitholders. The Class C units are considered a participating security because they participate in distributions with common units according to a predetermined formula (see Note 3). The Common and Class C unitholders’ allocation is equal to their cash distributions plus their respective portions of undistributed earnings or losses. Specifically, net income equal to the amount of available cash (as defined by the partnership agreement) is allocated to the common and Class C unitholders consistent with actual cash distributions and capital account allocations. Undistributed earnings or undistributed losses are then allocated to the common and Class C unitholders in accordance with their respective weighted-average ownership percentages during each period. The common unitholder allocation also includes the impact of the amortization of the Series A Preferred units and Class C units beneficial conversion features. The Class C unitholder allocation is similarly impacted by the amortization of the Class C units beneficial conversion feature (see Class C units above).

Calculation of net income (loss) per unit. Basic net income (loss) per common unit is calculated by dividing the net income (loss) attributable to common unitholders by the weighted-average number of common units outstanding during the period. The common units issued in connection with acquisitions and equity offerings are included on a weighted-average basis for periods they were outstanding. Diluted net income (loss) per common unit is calculated by dividing the sum of (i) the net income (loss) attributable to common units adjusted for distributions on the Series A Preferred units and a reallocation of the common and Class C limited partners’ interest in net income (loss) assuming conversion of the Series A Preferred units into common units, and (ii) the net income (loss) attributable to the Class C units as a participating security, by the sum of the weighted-average number of common units outstanding plus the dilutive effect of (i) the weighted-average number of outstanding Class C units and (ii) the weighted-average number of common units outstanding assuming conversion of the Series A Preferred units.

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.  EQUITY AND PARTNERS’ CAPITAL (CONTINUED)

The following table illustrates the Partnership’s calculation of net income (loss) per unit for common units:

	Three Months Ended March 31,
thousands except per-unit amounts	2017	2016
Net income (loss) attributable to Western Gas Partners, LP	$101,889	$116,060
Pre-acquisition net (income) loss allocated to Anadarko	—	(11,326)
Series A Preferred units interest in net (income) loss (1)	(28,174)	(2,329)
General partner interest in net (income) loss	(68,162)	(55,400)
Common and Class C limited partners’ interest in net income (loss)	$5,553	$47,005
Net income (loss) allocable to common units (1)	$1,714	$39,562
Net income (loss) allocable to Class C units (1)	3,839	7,443
Common and Class C limited partners’ interest in net income (loss)	$5,553	$47,005
Net income (loss) per unit
Common units – basic and diluted (2)	$0.01	$0.31
Weighted-average units outstanding
Common units – basic and diluted	134,448	128,990
Excluded due to anti-dilutive effect:
Class C units (2)	12,452	11,590
Series A Preferred units assuming conversion to common units (2)	18,147	2,775

(1)	Adjusted to reflect amortization of the beneficial conversion features.

(2)	The impact of Class C units and the conversion of Series A Preferred units would be anti-dilutive.

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

Note receivable - Anadarko and Deferred purchase price obligation - Anadarko. Concurrently with the closing of the Partnership’s May 2008 initial public offering, the Partnership loaned $260.0 million to Anadarko in exchange for a 30-year note bearing interest at a fixed annual rate of 6.50%, payable quarterly. The fair value of the note receivable from Anadarko was $311.0 million and $313.3 million at March 31, 2017, and December 31, 2016, respectively. The fair value of the note reflects consideration of credit risk and any premium or discount for the differential between the stated interest rate and quarter-end market interest rate, based on quoted market prices of similar debt instruments. Accordingly, the fair value of the note receivable from Anadarko is measured using Level 2 inputs.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.  TRANSACTIONS WITH AFFILIATES (CONTINUED)

The following table summarizes gains and losses upon settlement of commodity price swap agreements recognized in the consolidated statements of operations:

	Three Months Ended March 31,
thousands	2017	2016
Gains (losses) on commodity price swap agreements related to sales: (1)
Natural gas sales	$1,082	$7,041
Natural gas liquids sales	(4,307)	20,070
Total	(3,225)	27,111
Gains (losses) on commodity price swap agreements related to purchases (2)	2,696	(18,871)
Net gains (losses) on commodity price swap agreements	$(529)	$8,240

(1)	Reported in affiliate Natural gas and natural gas liquids sales in the consolidated statements of operations in the period in which the related sale is recorded.

(2)	Reported in Cost of product in the consolidated statements of operations in the period in which the related purchase is recorded.

Revenues or costs attributable to volumes settled during 2016 and 2017 for the DJ Basin complex and 2017 for the MGR assets are recognized in the consolidated statements of operations at the applicable market price in the tables below. The Partnership also records a capital contribution from Anadarko in the Partnership’s consolidated statement of equity and partners’ capital for the amount by which the swap price exceeds the applicable market price in the tables below. The commodity price swap agreement for the Hugoton system was in place until its divestiture in October 2016. For the three months ended March 31, 2017, the capital contribution from Anadarko was $12.3 million. The tables below summarize the swap prices compared to the forward market prices:

	DJ Basin Complex
per barrel except natural gas	2016 - 2017 Swap Prices	2016 Market Prices (1)	2017 Market Prices (1)
Ethane	$18.41	$0.60	$5.09
Propane	47.08	10.98	18.85
Isobutane	62.09	17.23	26.83
Normal butane	54.62	16.86	26.20
Natural gasoline	72.88	26.15	41.84
Condensate	76.47	34.65	45.40
Natural gas (per MMBtu)	5.96	2.11	3.05

(1)
Represents the New York Mercantile Exchange (“NYMEX”) forward strip price as of December 8, 2015 and December 1, 2016, for the 2016 Market Prices and 2017 Market Prices, respectively, adjusted for product specification, location, basis and, in the case of NGLs, transportation and fractionation costs.

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.  TRANSACTIONS WITH AFFILIATES (CONTINUED)

	MGR Assets
per barrel except natural gas	2016 - 2017 Swap Prices	2017 Market Prices (1)
Ethane	$23.11	$4.08
Propane	52.90	19.24
Isobutane	73.89	25.79
Normal butane	64.93	25.16
Natural gasoline	81.68	45.01
Condensate	81.68	53.55
Natural gas (per MMBtu)	4.87	3.05

(1)	Represents the NYMEX forward strip price as of December 1, 2016, adjusted for product specification, location, basis and, in the case of NGLs, transportation and fractionation costs.

Gathering and processing agreements. The Partnership has significant gathering and processing arrangements with affiliates of Anadarko on a majority of its systems. The Partnership’s natural gas gathering, treating and transportation throughput (excluding equity investment throughput) attributable to production owned or controlled by Anadarko was 32% and 37% for the three months ended March 31, 2017 and 2016, respectively. The Partnership’s natural gas processing throughput (excluding equity investment throughput) attributable to production owned or controlled by Anadarko was 49% and 61% for the three months ended March 31, 2017 and 2016, respectively. The Partnership’s crude/NGL gathering, treating and transportation throughput (excluding equity investment throughput) attributable to production owned or controlled by Anadarko was 56% and 64% for the three months ended March 31, 2017 and 2016, respectively.

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

Acquisitions from Anadarko. On March 14, 2016, the Partnership acquired Springfield from Anadarko (see Note 2).

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.  TRANSACTIONS WITH AFFILIATES (CONTINUED)

WES LTIP. The general partner awards phantom units under the Western Gas Partners, LP 2008 Long-Term Incentive Plan (“WES LTIP”) primarily to its independent directors, but also from time to time to its executive officers and Anadarko employees performing services for the Partnership. The phantom units awarded to the independent directors vest one year from the grant date, while all other awards are subject to graded vesting over a three-year service period. Compensation expense is recognized over the vesting period and was $0.1 million for each of the three months ended March 31, 2017 and 2016.

WGP LTIP and Anadarko Incentive Plan. For each of the three months ended March 31, 2017 and 2016, general and administrative expenses included $1.2 million of equity-based compensation expense, allocated to the Partnership by Anadarko, for awards granted to the executive officers of the general partner and other employees under the Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan (“WGP LTIP”) and the Anadarko Petroleum Corporation 2012 Omnibus Incentive Compensation Plan (“Anadarko Incentive Plan”). Of this amount, $1.1 million is reflected as contributions to partners’ capital in the Partnership’s consolidated statement of equity and partners’ capital for the three months ended March 31, 2017.

Equipment purchases. The following table summarizes the Partnership’s purchases from Anadarko of pipe and equipment:

	Three Months Ended March 31,
	2017	2016
thousands	Purchases
Cash consideration	$—	$1,096
Payable to affiliate	—	990
Net carrying value	—	(1,372)
Partners’ capital adjustment	$—	$714

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

	Three Months Ended March 31,
thousands	2017	2016
Revenues and other (1)	$315,155	$272,584
Equity income, net – affiliates (1)	19,461	16,814
Cost of product (1)	15,988	24,580
Operation and maintenance (2)	17,089	17,975
General and administrative (3)	9,535	8,952
Operating expenses	42,612	51,507
Interest income (4)	4,225	4,225
Interest expense (5)	71	4,537
Proceeds from the issuance of common units, net of offering expenses (6)	—	25,000
Distributions to unitholders (7)	103,123	89,769
Above-market component of swap extensions with Anadarko	12,297	6,813

(1)
Represents amounts earned or incurred on and subsequent to the date of the acquisition of Partnership assets, as well as amounts earned or incurred by Anadarko on a historical basis related to the Partnership assets prior to the acquisition of such assets, recognized under gathering, treating or processing agreements, and purchase and sale agreements.

(2)
Represents expenses incurred on and subsequent to the date of the acquisition of Partnership assets, as well as expenses incurred by Anadarko on a historical basis related to the Partnership assets prior to the acquisition of such assets.

(3)
Represents general and administrative expense incurred on and subsequent to the date of the Partnership’s acquisition of the Partnership assets, as well as a management services fee for reimbursement of expenses incurred by Anadarko for periods prior to the acquisition of the Partnership assets by the Partnership. These amounts include equity-based compensation expense allocated to the Partnership by Anadarko (see WES LTIP and WGP LTIP and Anadarko Incentive Plan within this Note 5).

(4)	Represents interest income recognized on the note receivable from Anadarko.

(5)	Includes amounts related to the Deferred purchase price obligation - Anadarko (see Note 2 and Note 9).

(6)	Represents proceeds from the issuance of 835,841 common units to WGP as partial funding for the acquisition of Springfield (see Note 2).

(7)	Represents distributions paid under the partnership agreement (see Note 3 and Note 4).

Concentration of credit risk. Anadarko was the only customer from whom revenues exceeded 10% of the Partnership’s consolidated revenues for all periods presented in the consolidated statements of operations.

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.  PROPERTY, PLANT AND EQUIPMENT

A summary of the historical cost of the Partnership’s property, plant and equipment is as follows:

thousands	Estimated Useful Life	March 31, 2017	December 31, 2016
Land	n/a	$4,021	$4,012
Gathering systems and processing complexes	3 to 47 years	6,836,748	6,462,053
Pipelines and equipment	15 to 45 years	139,376	139,646
Assets under construction	n/a	230,898	226,626
Other	3 to 40 years	29,851	29,605
Total property, plant and equipment		7,240,894	6,861,942
Accumulated depreciation		1,974,081	1,812,010
Net property, plant and equipment		$5,266,813	$5,049,932

The cost of property classified as “Assets under construction” is excluded from capitalized costs being depreciated. These amounts represent property that is not yet suitable to be placed into productive service as of the respective balance sheet date.

Impairments. As of March 31, 2017, net property, plant and equipment includes impairments of $164.7 million, including an impairment of $158.8 million at the Granger complex, which was impaired to its estimated fair value of $48.5 million using the income approach and Level 3 fair value inputs, due to a reduced throughput fee as a result of a producer’s bankruptcy. Also during the period, the Partnership recognized additional impairments of $5.9 million, primarily related to (i) a $3.7 million impairment at the Granger straddle plant, which was impaired to its estimated salvage value of $0.6 million using the income approach and Level 3 fair value inputs and (ii) the cancellation of a pipeline project in West Texas.
During 2016, the Partnership recognized impairments of $15.5 million, including an impairment of $6.1 million at the Newcastle system, which was impaired to its estimated fair value of $3.1 million using the income approach and Level 3 fair value inputs, due to a reduction in estimated future cash flows caused by the low commodity price environment. Also during 2016, the Partnership recognized impairments of $9.4 million, primarily related to the cancellation of projects at the DJ Basin complex and Springfield and DBJV systems, and the abandonment of compressors at the MIGC system.

7.  EQUITY INVESTMENTS

The following table presents the activity in the Partnership’s equity investments for the three months ended March 31, 2017:

	Equity Investments
thousands	Fort Union	White Cliffs	Rendezvous	Mont Belvieu JV	TEG	TEP	FRP	Total
Balance at December 31, 2016	$12,833	$47,319	$46,739	$112,805	$15,846	$189,194	$169,472	$594,208
Investment earnings (loss), net of amortization	805	3,098	249	6,863	367	4,276	3,803	19,461
Distributions	(845)	(2,952)	(734)	(6,125)	(272)	(4,339)	(3,847)	(19,114)
Distributions in excess of cumulative earnings (1)	—	(615)	(809)	—	—	(851)	(1,178)	(3,453)
Balance at March 31, 2017	$12,793	$46,850	$45,445	$113,543	$15,941	$188,280	$168,250	$591,102

(1)	Distributions in excess of cumulative earnings, classified as investing cash flows in the consolidated statements of cash flows, is calculated on an individual investment basis.

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.  COMPONENTS OF WORKING CAPITAL

A summary of accounts receivable, net is as follows:

thousands	March 31, 2017	December 31, 2016
Trade receivables, net	$152,654	$192,808
Other receivables, net	77	30,415
Total accounts receivable, net	$152,731	$223,223

A summary of other current assets is as follows:

thousands	March 31, 2017	December 31, 2016
Natural gas liquids inventory	$8,348	$7,126
Imbalance receivables	977	3,483
Prepaid insurance	1,253	2,257
Total other current assets	$10,578	$12,866

A summary of accrued liabilities is as follows:

thousands	March 31, 2017	December 31, 2016
Accrued interest expense	$45,574	$39,826
Short-term asset retirement obligations	6,678	3,114
Short-term remediation and reclamation obligations	630	630
Income taxes payable	1,430	1,006
Other	3,684	532
Total accrued liabilities	$57,996	$45,108

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.  DEBT AND INTEREST EXPENSE

At March 31, 2017, the Partnership’s debt consisted of 5.375% Senior Notes due 2021 (the “2021 Notes”), 4.000% Senior Notes due 2022 (the “2022 Notes”), 2.600% Senior Notes due 2018 (the “2018 Notes”), 5.450% Senior Notes due 2044 (the “2044 Notes”), 3.950% Senior Notes due 2025 (the “2025 Notes”), and 4.650% Senior Notes due 2026 (the “2026 Notes”).
The following table presents the Partnership’s outstanding debt as of March 31, 2017, and December 31, 2016:

	March 31, 2017			December 31, 2016
thousands	Principal	Carrying Value	Fair Value (1)	Principal	Carrying Value	Fair Value (1)
2021 Notes	$500,000	$494,999	$537,815	$500,000	$494,734	$536,252
2022 Notes	670,000	668,688	688,423	670,000	668,634	681,723
2018 Notes	350,000	349,311	351,970	350,000	349,188	351,531
2044 Notes	600,000	593,152	614,253	600,000	593,132	615,753
2025 Notes	500,000	491,196	494,066	500,000	490,971	492,499
2026 Notes	500,000	494,911	514,065	500,000	494,802	518,441
Total long-term debt	$3,120,000	$3,092,257	$3,200,592	$3,120,000	$3,091,461	$3,196,199

(1)	Fair value is measured using the market approach and Level 2 inputs.

Debt activity. The following table presents the debt activity of the Partnership for the three months ended March 31, 2017:

thousands	Carrying Value
Balance at December 31, 2016	$3,091,461
Other	796
Balance at March 31, 2017	$3,092,257

Senior Notes. At March 31, 2017, the Partnership was in compliance with all covenants under the indentures governing its outstanding notes.

Revolving credit facility. As of March 31, 2017, the Partnership had no outstanding RCF borrowings and $4.9 million in outstanding letters of credit, resulting in $1.195 billion available for borrowing under the RCF, which matures in February 2020. As of March 31, 2017 and 2016, the interest rate on the outstanding RCF borrowings was 2.28% and 1.74%, respectively. The facility fee rate was 0.20% at March 31, 2017 and 2016. At March 31, 2017, the Partnership was in compliance with all covenants under the RCF.

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.  DEBT AND INTEREST EXPENSE (CONTINUED)

Interest expense. The following table summarizes the amounts included in interest expense:

	Three Months Ended March 31,
thousands	2017	2016
Third parties
Long-term debt	$(34,619)	$(27,818)
Amortization of debt issuance costs and commitment fees	(1,630)	(1,530)
Capitalized interest	816	1,849
Total interest expense – third parties	(35,433)	(27,499)
Affiliates
Deferred purchase price obligation – Anadarko (1)	(71)	(4,537)
Total interest expense – affiliates	(71)	(4,537)
Interest expense	$(35,504)	$(32,036)

(1)	See Note 2 for a discussion of the Deferred purchase price obligation - Anadarko.

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

Other commitments. The Partnership has short-term payment obligations, or commitments, related to its capital spending programs, as well as those of its unconsolidated affiliates. As of March 31, 2017, the Partnership had unconditional payment obligations for services to be rendered or products to be delivered in connection with its capital projects of $36.9 million, the majority of which is expected to be paid in the next twelve months. These commitments relate primarily to (i) the construction of Train VI at the DBM complex, (ii) expansion projects at the DBJV system and the DBM and DJ Basin complexes and (iii) the construction of two produced-water disposal systems in West Texas.

Lease commitments. Anadarko, on behalf of the Partnership, has entered into lease agreements for corporate offices, shared field offices and a warehouse supporting the Partnership’s operations, for which Anadarko charges the Partnership rent. The leases for the corporate offices and shared field offices extend through 2017 and 2019, respectively, and the lease for the warehouse expired in February 2017.
Rent expense associated with the office, warehouse and equipment leases was $7.9 million and $8.9 million for the three months ended March 31, 2017 and 2016, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion analyzes our financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements, which are included under Part I, Item 1 of this quarterly report, as well as our historical consolidated financial statements, and the notes thereto, which are included under Part II, Item 8 of our 2016 Form 10-K as filed with the SEC on February 23, 2017.

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

•
other factors discussed below, in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” included in our 2016 Form 10-K, and in our quarterly reports on Form 10-Q, and in our other public filings and press releases.

The risk factors and other factors noted throughout or incorporated by reference in this Form 10-Q could cause actual results to differ materially from those contained in any forward-looking statement. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

EXECUTIVE SUMMARY

We are a growth-oriented Delaware MLP formed by Anadarko to acquire, own, develop and operate midstream energy assets. We currently own or have investments in assets located in the Rocky Mountains (Colorado, Utah and Wyoming), North-central Pennsylvania and Texas. We are engaged in the business of gathering, compressing, treating, processing and transporting natural gas, and gathering, stabilizing and transporting condensate, NGLs and crude oil. We are also currently constructing two produced-water disposal systems in West Texas, which are expected to be placed in service during the second quarter of 2017. We provide these midstream services for Anadarko, as well as for third-party producers and customers. As of March 31, 2017, our assets and investments consisted of the following:

	Owned and Operated	Operated Interests	Non-Operated Interests	Equity Interests
Gathering systems	12	3	3	2
Treating facilities	21	3	—	3
Natural gas processing plants/trains	20	5	—	2
NGL pipelines	2	—	—	3
Natural gas pipelines	5	—	—	—
Oil pipelines	—	1	—	1

Significant financial and operational events during the three months ended March 31, 2017, included the following:

•
In March 2017, we acquired the Additional DBJV System Interest from a third party in exchange for the Non-Operated Marcellus Interest and $155.0 million of cash consideration, resulting in a net gain of $125.4 million. See Acquisitions and Divestitures within this Item 2 for additional information.

•	On March 1, 2017, 50% of the outstanding Series A Preferred units converted into common units on a one-for-one basis. See Equity Offerings within this Item 2 for additional information.

•	Anadarko elected to extend the conversion date of the Class C units from December 31, 2017, to March 1, 2020.

•
We received $29.8 million in cash proceeds from insurers related to the incident at the DBM complex, including $5.8 million for business interruption insurance claims and $24.0 million for property insurance claims. See Liquidity and Capital Resources within this Item 2 for additional information.

•
We raised our distribution to $0.875 per unit for the first quarter of 2017, representing a 2% increase over the distribution for the fourth quarter of 2016 and a 7% increase over the distribution for the first quarter of 2016.

•
Throughput attributable to Western Gas Partners, LP for natural gas assets totaled 3,938 MMcf/d for the three months ended March 31, 2017, representing a 4% increase compared to the three months ended March 31, 2016.

•	Throughput for crude/NGL assets totaled 169 MBbls/d for the three months ended March 31, 2017, representing an 8% decrease compared to the three months ended March 31, 2016.

•	Operating income (loss) was $138.4 million for the three months ended March 31, 2017, representing a 10% decrease compared to the three months ended March 31, 2016.

•
Adjusted gross margin attributable to Western Gas Partners, LP for natural gas assets (as defined under the caption Key Performance Metrics within this Item 2) averaged $0.85 per Mcf for the three months ended March 31, 2017, representing a 6% increase compared to the three months ended March 31, 2016.

•
Adjusted gross margin for crude/NGL assets (as defined under the caption Key Performance Metrics within this Item 2) averaged $1.98 per Bbl for the three months ended March 31, 2017, representing a 4% decrease compared to the three months ended March 31, 2016.

Significant Item Affecting Comparability. On December 3, 2015, there was an initial fire and secondary explosion at the processing facility within the DBM complex. The majority of the damage was to the liquid handling facilities and the amine treating units at the inlet of the complex. Train II (with capacity of 100 MMcf/d) sustained the most damage of the processing trains and returned to service in December 2016. Train III (with capacity of 200 MMcf/d) experienced minimal damage and returned to full service in May 2016. For ease of reference throughout the remainder of this Management’s Discussion and Analysis, the damage to the processing facility and resulting lack of processing capacity and associated financial statement impact is referred to as the “DBM outage.” See Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

ACQUISITIONS AND DIVESTITURES

Acquisitions. The following table presents the acquisitions completed during 2017 and 2016, and identifies the funding sources for such acquisitions. See Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

thousands except unit and percent amounts	Acquisition Date	Percentage Acquired	Borrowings	Cash On Hand	Common Units Issued	Series A Preferred Units Issued
Springfield system (1)	03/14/2016	50.1%	$247,500	$—	2,089,602	14,030,611
DBJV system (2)	03/17/2017	50%	—	155,000	—	—

(1)
We acquired Springfield from Anadarko for $750.0 million, consisting of $712.5 million in cash and the issuance of 1,253,761 of our common units. Springfield owns a 50.1% interest in the Springfield system. We financed the cash portion of the acquisition through: (i) borrowings of $247.5 million on our RCF, (ii) the issuance of 835,841 of our common units to WGP and (iii) the issuance of Series A Preferred units to private investors. See Note 4—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further information regarding the Series A Preferred units.

(2)	We acquired the Additional DBJV System Interest from a third party. See Property exchange below.

Property exchange. On March 17, 2017, we acquired the Additional DBJV System Interest from a third party in exchange for the Non-Operated Marcellus Interest and $155.0 million of cash consideration. We previously held a 50% interest in, and operated, the DBJV system. The Property Exchange resulted in a net gain of $125.4 million recorded as Gain (loss) on divestiture and other, net in the consolidated statements of operations. See Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Divestitures. In October 2016, the Hugoton system, located in Southwest Kansas and Oklahoma, was sold to a third party, resulting in a net loss on sale of $12.0 million recorded as Gain (loss) on divestiture and other, net in the consolidated statements of operations.

Presentation of Partnership assets. The term “Partnership assets” refers to the assets owned and interests accounted for under the equity method (see Note 7—Equity Investments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q) by us as of March 31, 2017. Because Anadarko controls us through its ownership and control of WGP, which owns the entire interest in our general partner, each of our acquisitions of Partnership assets from Anadarko has been considered a transfer of net assets between entities under common control. As such, the Partnership assets we acquired from Anadarko were initially recorded at Anadarko’s historic carrying value, which did not correlate to the total acquisition price paid by us (see Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q). Further, after an acquisition of Partnership assets from Anadarko, we may be required to recast our financial statements to include the activities of such Partnership assets from the date of common control.

EQUITY OFFERINGS

Series A Preferred units. In 2016, we issued 21,922,831 Series A Preferred units to private investors. Pursuant to an agreement between us and the holders of the Series A Preferred units, 50% of the Series A Preferred units converted into common units on a one-for-one basis on March 1, 2017, with the remaining Series A Preferred units to be converted in May 2017. See Note 4—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

RESULTS OF OPERATIONS

OPERATING RESULTS

The following tables and discussion present a summary of our results of operations:

	Three Months Ended March 31,
thousands	2017	2016
Total revenues and other (1)	$516,193	$383,141
Equity income, net – affiliates	19,461	16,814
Total operating expenses (1)	522,516	245,920
Gain (loss) on divestiture and other, net	119,487	(632)
Proceeds from business interruption insurance claims (2)	5,767	—
Operating income (loss)	138,392	153,403
Interest income – affiliates	4,225	4,225
Interest expense	(35,504)	(32,036)
Other income (expense), net	430	124
Income (loss) before income taxes	107,543	125,716
Income tax (benefit) expense	3,552	6,633
Net income (loss)	103,991	119,083
Net income attributable to noncontrolling interest	2,102	3,023
Net income (loss) attributable to Western Gas Partners, LP	$101,889	$116,060
Key performance metrics (3)
Adjusted gross margin attributable to Western Gas Partners, LP	$331,556	$311,224
Adjusted EBITDA attributable to Western Gas Partners, LP	254,994	231,099
Distributable cash flow	216,503	191,938

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

(3)
Adjusted gross margin attributable to Western Gas Partners, LP, Adjusted EBITDA attributable to Western Gas Partners, LP and Distributable cash flow are defined under the caption Key Performance Metrics within this Item 2. For reconciliations of these non-GAAP financial measures to their most directly comparable financial measures calculated and presented in accordance with GAAP, see Key Performance Metrics–Reconciliation of non-GAAP Measures within this Item 2.

For purposes of the following discussion, any increases or decreases “for the three months ended March 31, 2017” refer to the comparison of the three months ended March 31, 2017, to the three months ended March 31, 2016.

Throughput

	Three Months Ended March 31,
	2017	2016	Inc/ (Dec)
Throughput for natural gas assets (MMcf/d)
Gathering, treating and transportation	1,443	1,597	(10)%
Processing	2,442	2,134	14%
Equity investment (1)	162	185	(12)%
Total throughput for natural gas assets	4,047	3,916	3%
Throughput attributable to noncontrolling interest for natural gas assets	109	135	(19)%
Total throughput attributable to Western Gas Partners, LP for natural gas assets	3,938	3,781	4%
Throughput for crude/NGL assets (MBbls/d)
Gathering, treating and transportation	44	60	(27)%
Equity investment (2)	125	124	1%
Total throughput for crude/NGL assets	169	184	(8)%

(1)	Represents our 14.81% share of average Fort Union throughput and our 22% share of average Rendezvous throughput.

(2)
Represents our 10% share of average White Cliffs throughput, our 25% share of average Mont Belvieu JV throughput, our 20% share of average TEG and TEP throughput, and our 33.33% share of average FRP throughput.

Natural gas assets

Gathering, treating and transportation throughput decreased by 154 MMcf/d for the three months ended March 31, 2017, primarily due to the cessation of curtailments in the first quarter of 2016 at the Marcellus Interest systems, production declines in the areas around the Springfield gas gathering system and the sale of the Hugoton system in October 2016. These decreases were partially offset by higher throughput at the DBJV system due to increased drilling activity in the area.
Processing throughput increased by 308 MMcf/d for the three months ended March 31, 2017, primarily due to the DBM outage in the first quarter of 2016, the start-up of Train IV and Train V at the DBM complex in May 2016 and October 2016, respectively, and increased production in the areas around the DJ Basin complex. These increases were partially offset by production declines in the areas around the Chipeta complex and MGR assets.
Equity investment throughput decreased by 23 MMcf/d for the three months ended March 31, 2017, primarily due to decreased throughput at the Rendezvous and Fort Union systems due to production declines in the area.

Crude/NGL assets

Gathering, treating and transportation throughput decreased by 16 MBbls/d for the three months ended March 31, 2017, primarily due to decreased throughput at the Springfield oil gathering system due to production declines in the area.
Equity investment throughput increased by 1 MBbls/d for the three months ended March 31, 2017, primarily due to increased volumes on FRP as a result of increased production in the DJ Basin area, partially offset by decreased throughput at White Cliffs as a result of a competitive pipeline commencing service in September 2016.

Gathering, Processing and Transportation Revenues

	Three Months Ended March 31,
thousands except percentages	2017	2016	Inc/ (Dec)
Gathering, processing and transportation revenues	$307,814	$294,004	5%

Revenues from gathering, processing and transportation increased by $13.8 million for the three months ended March 31, 2017, primarily due to increases of $31.3 million and $8.4 million at the DBM and DJ Basin complexes, respectively, due to increased throughput (see Operating Results–Throughput within this Item 2). These increases were partially offset by decreases of (i) $8.8 million at the Springfield system, $4.5 million at the Chipeta complex and $3.8 million at the Marcellus Interest systems due to decreases in throughput, (ii) $4.8 million due to the sale of the Hugoton system in October 2016 and (iii) $3.2 million at the Non-Operated Marcellus Interest systems due to a cost of service rate reset.

Natural Gas and Natural Gas Liquids Sales

	Three Months Ended March 31,
thousands except percentages and per-unit amounts	2017	2016	Inc/ (Dec)
Natural gas sales (1)	$79,915	$38,227	109%
Natural gas liquids sales (1)	126,610	50,329	152%
Total	$206,525	$88,556	133%
Average price per unit (1):
Natural gas (per Mcf)	$3.06	$2.34	31%
Natural gas liquids (per Bbl)	21.88	18.72	17%

(1)
Excludes amounts considered above market, with respect to our swap extensions at the MGR assets, DJ Basin complex and Hugoton system (until its divestiture in October 2016), that were recorded as capital contributions in the consolidated statement of equity and partners’ capital. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

For the three months ended March 31, 2017, average natural gas and NGL prices included the effects of commodity price swap agreements attributable to sales for the MGR assets and DJ Basin complex. For the three months ended March 31, 2016, average natural gas and NGL prices included the effects of commodity price swap agreements attributable to sales for the Hugoton system, MGR assets and DJ Basin complex. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
The increase in natural gas sales of $41.7 million for the three months ended March 31, 2017, was primarily due to increases of (i) $29.9 million at the DBM complex due to an increase in volumes sold (see Operating Results–Throughput within this Item 2) and (ii) $12.6 million at the DJ Basin complex primarily due to an increase in average price.
The increase in NGLs sales of $76.3 million for the three months ended March 31, 2017, was primarily due to increases of (i) $64.6 million and $16.8 million at the DBM and DJ Basin complexes, respectively, due to increases in average prices and volumes sold (see Operating Results–Throughput within this Item 2) and (ii) $5.4 million at the Hilight system due to an increase in average price. These increases were partially offset by a decrease of $15.0 million at the MGR assets due to the partial equity treatment of our above-market swap extensions beginning January 1, 2017.

Equity Income, Net – Affiliates

	Three Months Ended March 31,
thousands except percentages	2017	2016	Inc/ (Dec)
Equity income, net – affiliates	$19,461	$16,814	16%

For the three months ended March 31, 2017, equity income, net – affiliates increased by $2.6 million, primarily due to our 14.81% share of an impairment loss determined by the managing partner of Fort Union in the first quarter of 2016, and an increase in equity income from the Mont Belvieu JV due to increased volumes.

Cost of Product and Operation and Maintenance Expenses

	Three Months Ended March 31,
thousands except percentages	2017	2016	Inc/ (Dec)
NGL purchases (1)	$108,373	$32,669	NM
Residue purchases (1)	78,316	38,985	101%
Other (1)	2,670	4,813	(45)%
Cost of product	189,359	76,467	148%
Operation and maintenance	73,760	76,213	(3)%
Total cost of product and operation and maintenance expenses	$263,119	$152,680	72%

NM-Not Meaningful

(1)
Excludes amounts considered above market, with respect to our swap extensions at the MGR assets, DJ Basin complex and Hugoton system (until its divestiture in October 2016), that were recorded as capital contributions in the consolidated statement of equity and partners’ capital. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Cost of product expense for the three months ended March 31, 2017, included the effects of commodity price swap agreements attributable to purchases for the MGR assets and DJ Basin complex. Cost of product expense for the three months ended March 31, 2016, included the effects of commodity price swap agreements attributable to purchases for the Hugoton system, MGR assets and DJ Basin complex. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
NGL purchases increased by $75.7 million for the three months ended March 31, 2017, primarily due to increases of (i) $61.3 million at the DBM complex due to an increase in volume (see Operating Results–Throughput within this Item 2) and (ii) $15.2 million at the DJ Basin complex due to an increase in volume and average price. These increases were partially offset by a decrease of $8.0 million at the MGR assets due to the partial equity treatment of our above-market swap extensions beginning January 1, 2017.
Residue purchases increased by $39.3 million for the three months ended March 31, 2017, primarily due to increases of (i) $27.7 million at the DBM complex due to an increase in volume (see Operating Results–Throughput within this Item 2) and (ii) $13.1 million at the DJ Basin complex due to an increase in volume and average price. These increases were partially offset by a decrease of $3.9 million at the MGR assets due to the partial equity treatment of our above-market swap extensions beginning January 1, 2017.
Other items decreased by $2.1 million for the three months ended March 31, 2017, primarily due to fees paid for rerouting volumes due to the DBM outage in the first quarter of 2016.
Operation and maintenance expense decreased by $2.5 million for the three months ended March 31, 2017, primarily due to decreases of (i) $1.8 million in equipment rental expense and salaries and wages primarily attributable to the Springfield system and the sale of the Hugoton system in October 2016, and (ii) $1.5 million in utilities expense primarily at the DJ Basin and Chipeta complexes. These decreases were partially offset by an increase of $1.8 million in other operating costs primarily at the DJ Basin complex.

Other Operating Expenses

	Three Months Ended March 31,
thousands except percentages	2017	2016	Inc/ (Dec)
General and administrative	$12,659	$11,277	12%
Property and other taxes	12,294	10,350	19%
Depreciation and amortization	69,702	65,095	7%
Impairments	164,742	6,518	NM
Total other operating expenses	$259,397	$93,240	178%

NM-Not Meaningful

General and administrative expenses increased by $1.4 million for the three months ended March 31, 2017, primarily due to increases in personnel costs for which we reimbursed Anadarko pursuant to our omnibus agreement and bad debt expense, partially offset by decreases in legal and consulting fees.
Property and other taxes increased by $1.9 million for the three months ended March 31, 2017, primarily due to ad valorem tax increases at the DBM complex.
Depreciation and amortization expense increased by $4.6 million for the three months ended March 31, 2017, primarily due to depreciation expense increases of $6.4 million related to capital projects at the DBM complex and DBJV system, and $2.8 million at the Bison facility due to a change in the estimated property life. These increases were partially offset by decreases of (i) $2.9 million due to the divestiture of the Non-Operated Marcellus Interest as part of the Property Exchange in March 2017 and (ii) $2.1 million due to the sale of the Hugoton system in October 2016.
Impairment expense increased by $158.2 million for the three months ended March 31, 2017, primarily due to an impairment of $158.8 million at the Granger complex. This asset was impaired to its estimated fair value of $48.5 million, using the income approach and Level 3 fair value inputs, due to a reduced throughput fee as a result of a producer’s bankruptcy. Also during 2017, we recognized additional impairments of $5.9 million, primarily due to (i) a $3.7 million impairment at the Granger straddle plant, which was impaired to its estimated salvage value of $0.6 million using the income approach and Level 3 fair value inputs and (ii) the cancellation of a pipeline project in West Texas. Impairment expense for the three months ended March 31, 2016, was primarily related to the Newcastle system. This asset was impaired to its estimated fair value of $3.1 million, using the income approach and Level 3 fair value inputs, due to a reduction in estimated future cash flows caused by the low commodity price environment.

Interest Income – Affiliates and Interest Expense

	Three Months Ended March 31,
thousands except percentages	2017	2016	Inc/ (Dec)
Note receivable – Anadarko	$4,225	$4,225	—%
Interest income – affiliates	$4,225	$4,225	—%
Third parties
Long-term debt	$(34,619)	$(27,818)	24%
Amortization of debt issuance costs and commitment fees	(1,630)	(1,530)	7%
Capitalized interest	816	1,849	(56)%
Affiliates
Deferred purchase price obligation – Anadarko (1)	(71)	(4,537)	(98)%
Interest expense	$(35,504)	$(32,036)	11%

(1)	See Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for a discussion of the Deferred purchase price obligation - Anadarko.

Interest expense increased by $3.5 million for the three months ended March 31, 2017, primarily due to $5.8 million of interest incurred on the 2026 Notes issued in July 2016 and $2.7 million of interest incurred on the additional 2044 Notes issued in October 2016. These increases were partially offset by accretion revisions recorded as reductions to interest expense for the Deferred purchase price obligation - Anadarko entered into in March 2015 (see Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q). Capitalized interest decreased by $1.0 million for the three months ended March 31, 2017, primarily due to the completion of Trains IV and V in May 2016 and October 2016, respectively, partially offset by an increase due to the construction of Train VI beginning in the fourth quarter of 2016, all located at the DBM complex. See Note 9—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Income Tax (Benefit) Expense

	Three Months Ended March 31,
thousands except percentages	2017	2016	Inc/ (Dec)
Income (loss) before income taxes	$107,543	$125,716	(14)%
Income tax (benefit) expense	3,552	6,633	(46)%
Effective tax rate	3%	5%

We are not a taxable entity for U.S. federal income tax purposes. However, our income apportionable to Texas is subject to Texas margin tax. For the three months ended March 31, 2017, the variance from the federal statutory rate, which is zero percent as a non-taxable entity, was primarily due to our share of Texas margin tax. For the three months ended March 31, 2016, the variance from the federal statutory rate was primarily due to federal and state taxes on pre-acquisition income attributable to Partnership assets acquired from Anadarko, and our share of Texas margin tax.
Income attributable to the Springfield system prior to and including February 2016 was subject to federal and state income tax. Income earned on the Springfield system for periods subsequent to February 2016 was only subject to Texas margin tax on income apportionable to Texas.

KEY PERFORMANCE METRICS

	Three Months Ended March 31,
thousands except percentages and per-unit amounts	2017	2016	Inc/ (Dec)
Adjusted gross margin attributable to Western Gas Partners, LP for natural gas assets (1)	$301,505	$276,529	9%
Adjusted gross margin for crude/NGL assets (2)	30,051	34,695	(13)%
Adjusted gross margin attributable to Western Gas Partners, LP (3)	331,556	311,224	7%
Adjusted gross margin per Mcf attributable to Western Gas Partners, LP for natural gas assets (4)	0.85	0.80	6%
Adjusted gross margin per Bbl for crude/NGL assets (5)	1.98	2.07	(4)%
Adjusted EBITDA attributable to Western Gas Partners, LP (3)	254,994	231,099	10%
Distributable cash flow (3)	216,503	191,938	13%

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
Adjusted gross margin increased by $20.3 million for the three months ended March 31, 2017, primarily due to an increase in volumes at the DBM and DJ Basin complexes. These increases were partially offset by (i) lower volumes at the Springfield and Marcellus Interest systems, (ii) the partial equity treatment of our above-market swap extensions at the MGR assets beginning January 1, 2017, (iii) the sale of the Hugoton system in October 2016 and (iv) a cost of service rate reset at the Non-Operated Marcellus Interest systems.
To facilitate investor and industry analyst comparisons between us and our peers, we also disclose Adjusted gross margin per Mcf attributable to Western Gas Partners, LP for natural gas assets and Adjusted gross margin per Bbl for crude/NGL assets. Adjusted gross margin per Mcf attributable to Western Gas Partners, LP for natural gas assets increased by $0.05 for the three months ended March 31, 2017, primarily due to increased volumes at the DBM complex due to the DBM outage in the first quarter of 2016 and the start-up of Train IV in May 2016 and Train V in October 2016. Adjusted gross margin per Bbl for crude/NGL assets decreased by $0.09 for the three months ended March 31, 2017, primarily due to lower distributions received from FRP and TEP, partially offset by higher distributions received from the Mont Belvieu JV.

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

Adjusted EBITDA increased by $23.9 million for the three months ended March 31, 2017, primarily due to a $133.1 million increase in total revenues and other, $5.8 million in business interruption proceeds, and a $2.5 million decrease in operation and maintenance expenses. These amounts were partially offset by a $112.8 million increase in cost of product (net of lower of cost or market inventory adjustments), a $2.1 million decrease in distributions from equity investments, a $1.9 million increase in property and other tax expense, and a $1.4 million increase in general and administrative expenses excluding non-cash equity-based compensation expense.

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
Distributable cash flow increased by $24.6 million for the three months ended March 31, 2017, primarily due to a $23.9 million increase in Adjusted EBITDA, a $7.8 million decrease in cash paid for maintenance capital expenditures and a $5.5 million increase in the above-market component of the swap extensions with Anadarko. These amounts were partially offset by a $6.9 million increase in net cash paid for interest expense and a $5.6 million increase in Series A Preferred unit distributions.

Reconciliation of non-GAAP measures. Adjusted gross margin, Adjusted EBITDA and Distributable cash flow are not defined in GAAP. The GAAP measure used by us that is most directly comparable to Adjusted gross margin is operating income (loss), while net income (loss) attributable to Western Gas Partners, LP and net cash provided by operating activities are the GAAP measures used by us that are most directly comparable to Adjusted EBITDA. The GAAP measure used by us that is most directly comparable to Distributable cash flow is net income (loss) attributable to Western Gas Partners, LP. Our non-GAAP financial measures of Adjusted gross margin, Adjusted EBITDA and Distributable cash flow should not be considered as alternatives to the GAAP measures of operating income (loss), net income (loss) attributable to Western Gas Partners, LP, net cash provided by operating activities or any other measure of financial performance presented in accordance with GAAP. Adjusted gross margin, Adjusted EBITDA and Distributable cash flow have important limitations as analytical tools because they exclude some, but not all, items that affect operating income (loss), net income (loss) attributable to Western Gas Partners, LP and net cash provided by operating activities. Adjusted gross margin, Adjusted EBITDA and Distributable cash flow should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Our definitions of Adjusted gross margin, Adjusted EBITDA and Distributable cash flow may not be comparable to similarly titled measures of other companies in our industry, thereby diminishing their utility.
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

	Three Months Ended March 31,
thousands	2017	2016
Reconciliation of Operating income (loss) to Adjusted gross margin attributable to Western Gas Partners, LP
Operating income (loss)	$138,392	$153,403
Add:
Distributions from equity investments	22,567	24,639
Operation and maintenance	73,760	76,213
General and administrative	12,659	11,277
Property and other taxes	12,294	10,350
Depreciation and amortization	69,702	65,095
Impairments	164,742	6,518
Less:
Gain (loss) on divestiture and other, net	119,487	(632)
Proceeds from business interruption insurance claims	5,767	—
Equity income, net – affiliates	19,461	16,814
Reimbursed electricity-related charges recorded as revenues	13,969	15,668
Adjusted gross margin attributable to noncontrolling interest	3,876	4,421
Adjusted gross margin attributable to Western Gas Partners, LP	$331,556	$311,224
Adjusted gross margin attributable to Western Gas Partners, LP for natural gas assets	$301,505	$276,529
Adjusted gross margin for crude/NGL assets	30,051	34,695

	Three Months Ended March 31,
thousands	2017	2016
Reconciliation of Net income (loss) attributable to Western Gas Partners, LP to Adjusted EBITDA attributable to Western Gas Partners, LP
Net income (loss) attributable to Western Gas Partners, LP	$101,889	$116,060
Add:
Distributions from equity investments	22,567	24,639
Non-cash equity-based compensation expense	1,246	1,303
Interest expense	35,504	32,036
Income tax expense	3,552	6,633
Depreciation and amortization (1)	69,049	64,439
Impairments	164,742	6,518
Other expense (1)	45	—
Less:
Gain (loss) on divestiture and other, net	119,487	(632)
Equity income, net – affiliates	19,461	16,814
Interest income – affiliates	4,225	4,225
Other income (1)	427	122
Adjusted EBITDA attributable to Western Gas Partners, LP	$254,994	$231,099
Reconciliation of Net cash provided by operating activities to Adjusted EBITDA attributable to Western Gas Partners, LP
Net cash provided by operating activities	$192,616	$236,503
Interest (income) expense, net	31,279	27,811
Uncontributed cash-based compensation awards	37	72
Accretion and amortization of long-term obligations, net	(1,101)	(5,467)
Current income tax (benefit) expense	424	4,781
Other (income) expense, net	(430)	(124)
Distributions from equity investments in excess of cumulative earnings – affiliates	3,453	4,784
Changes in operating working capital:
Accounts receivable, net	1,513	(12,558)
Accounts and imbalance payables and accrued liabilities, net	29,940	(17,978)
Other	15	(3,048)
Adjusted EBITDA attributable to noncontrolling interest	(2,752)	(3,677)
Adjusted EBITDA attributable to Western Gas Partners, LP	$254,994	$231,099
Cash flow information of Western Gas Partners, LP
Net cash provided by operating activities	$192,616	$236,503
Net cash used in investing activities	(252,434)	(842,818)
Net cash provided by (used in) financing activities	(175,797)	616,761

(1)	Includes our 75% share of depreciation and amortization; other expense; and other income attributable to the Chipeta complex.

	Three Months Ended March 31,
thousands except Coverage ratio	2017		2016
Reconciliation of Net income (loss) attributable to Western Gas Partners, LP to Distributable cash flow and calculation of the Coverage ratio
Net income (loss) attributable to Western Gas Partners, LP	$101,889		$116,060
Add:
Distributions from equity investments	22,567		24,639
Non-cash equity-based compensation expense	1,246		1,303
Non-cash settled - interest expense, net (1)	71		4,537
Income tax (benefit) expense	3,552		6,633
Depreciation and amortization (2)	69,049		64,439
Impairments	164,742		6,518
Above-market component of swap extensions with Anadarko (3)	12,297		6,813
Other expense (2)	45		—
Less:
Gain (loss) on divestiture and other, net	119,487		(632)
Equity income, net – affiliates	19,461		16,814
Cash paid for maintenance capital expenditures (2)	11,122		18,897
Capitalized interest	816		1,849
Cash paid for (reimbursement of) income taxes	189		67
Series A Preferred unit distributions	7,453		1,887
Other income (2)	427		122
Distributable cash flow	$216,503		$191,938
Distributions declared (4)
Limited partners – common units	$123,929
General partner	64,824
Total	$188,753
Coverage ratio	1.15	x

(1)
Includes amounts related to the Deferred purchase price obligation - Anadarko. See Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

(2)	Includes our 75% share of depreciation and amortization; other expense; cash paid for maintenance capital expenditures; and other income attributable to the Chipeta complex.

(3)	See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

(4)	Reflects cash distributions of $0.875 per unit declared for the three months ended March 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash requirements are for acquisitions and capital expenditures, debt service, customary operating expenses, quarterly distributions to our limited partners and general partner, and distributions to our noncontrolling interest owner. Our sources of liquidity as of March 31, 2017, included cash and cash equivalents, cash flows generated from operations, interest income on our $260.0 million note receivable from Anadarko, available borrowing capacity under our RCF, and issuances of additional equity or debt securities. We believe that cash flows generated from these sources will be sufficient to satisfy our short-term working capital requirements and long-term maintenance and expansion capital expenditure requirements. The amount of future distributions to unitholders will depend on our results of operations, financial condition, capital requirements and other factors, including the extension of our commodity price swap agreements, and will be determined by the Board of Directors on a quarterly basis. Due to our cash distribution policy, we expect to rely on external financing sources, including equity and debt issuances, to fund expansion capital expenditures and future acquisitions. However, to limit interest expense, we may use operating cash flows to fund expansion capital expenditures or acquisitions, which could result in subsequent borrowings under our RCF to pay distributions or fund other short-term working capital requirements.
Recoveries from the business interruption claim related to the DBM outage are recognized as income when cash proceeds are received from insurers. During the quarter ended March 31, 2017, we received $29.8 million in cash proceeds from insurers related to the incident at the DBM complex, including $5.8 million for business interruption insurance claims and $24.0 million for property insurance claims (see Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q).
Our partnership agreement requires that we distribute all of our available cash (as defined in the partnership agreement) to unitholders of record on the applicable record date within 45 days of the end of each quarter. We have made cash distributions to our unitholders each quarter since our IPO and have increased our quarterly distribution each quarter since the second quarter of 2009. The Board of Directors declared a cash distribution to our unitholders for the first quarter of 2017 of $0.875 per unit, or $188.8 million in aggregate, including incentive distributions, but excluding distributions on Class C units and Series A Preferred units. The cash distribution is payable on May 12, 2017, to unitholders of record at the close of business on May 1, 2017. In connection with the closing of the DBM acquisition in November 2014, we issued Class C units that will receive distributions in the form of additional Class C units until March 1, 2020, unless earlier converted (see Note 3—Partnership Distributions in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q). The Class C unit distribution, if paid in cash, would have been $11.0 million for the first quarter of 2017. In 2016, we issued Series A Preferred units to private investors that receive quarterly distributions in cash equal to $0.68 per Series A Preferred unit, subject to certain adjustments (see Note 3—Partnership Distributions in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q). Effective as of March 1, 2017, 50% of the Series A Preferred units converted into common units, and such converted units participated only in the distribution to the common unitholders described above with respect to the first quarter of 2017. The remaining Series A Preferred units will be converted into common units in May 2017 and will participate in the common unit distribution with respect to the second quarter of 2017. For the quarter ended March 31, 2017, the Series A Preferred unitholders will receive an aggregate cash distribution of $7.5 million, payable in May 2017.
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

Working capital. As of March 31, 2017, we had $5.6 million of working capital, which we define as the amount by which current assets exceed current liabilities. Working capital is an indication of our liquidity and potential need for short-term funding. Our working capital requirements are driven by changes in accounts receivable and accounts payable and factors such as credit extended to, and the timing of collections from, our customers, and the level and timing of our spending for maintenance and expansion activity. As of March 31, 2017, we had $1.195 billion available for borrowing under our RCF. See Note 9—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Capital expenditures. Our business is capital intensive, requiring significant investment to maintain and improve existing facilities or develop new midstream infrastructure. We categorize capital expenditures as either of the following:

•
maintenance capital expenditures, which include those expenditures required to maintain the existing operating capacity and service capability of our assets, such as to replace system components and equipment that have been subject to significant use over time, become obsolete or reached the end of their useful lives, to remain in compliance with regulatory or legal requirements or to complete additional well connections to maintain existing system throughput and related cash flows (for fiscal year 2017, the general partner’s Board of Directors has approved Estimated Maintenance Capital Expenditures (as defined in our partnership agreement) of $18.0 million per quarter); or

•
expansion capital expenditures, which include expenditures to construct new midstream infrastructure and those expenditures incurred to extend the useful lives of our assets, reduce costs, increase revenues or increase system throughput or capacity from current levels, including well connections that increase existing system throughput.

Capital expenditures in the consolidated statements of cash flows reflect capital expenditures on a cash basis, when payments are made. Capital incurred is presented on an accrual basis. Capital expenditures as presented in the consolidated statements of cash flows and capital incurred were as follows:

	Three Months Ended March 31,
thousands	2017	2016
Acquisitions	$155,287	$713,596

Expansion capital expenditures	$113,512	$115,720
Maintenance capital expenditures	11,122	18,898
Total capital expenditures (1) (2)	$124,634	$134,618

Capital incurred (2)	$130,661	$141,315

(1)
Capital expenditures for the three months ended March 31, 2017 and 2016, are presented net of $1.3 million and $2.4 million, respectively, of contributions in aid of construction costs from affiliates.

(2)	For the three months ended March 31, 2017 and 2016, included $0.8 million and $1.8 million, respectively, of capitalized interest.

Acquisitions during 2017 included the Additional DBJV System Interest. Acquisitions during 2016 included Springfield and equipment purchases from Anadarko. See Note 2—Acquisitions and Divestitures and Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
Capital expenditures, excluding acquisitions, decreased by $10.0 million for the three months ended March 31, 2017. Expansion capital expenditures decreased by $2.2 million (including a $1.0 million decrease in capitalized interest) for the three months ended March 31, 2017, primarily due to a decrease of $29.5 million at the DBM complex, $7.2 million at the DBJV system, $4.9 million at the Haley system and $3.0 million at the DJ Basin complex. These decreases were partially offset by an increase of $29.0 million due to the construction of two produced-water disposal systems and an increase of $13.4 million due to construction at the Mentone plant, all located in West Texas. Maintenance capital expenditures decreased by $7.8 million, primarily due to repairs made during the first quarter of 2016 at the DBM complex as a result of the DBM outage. In addition, maintenance capital expenditures decreased at the DJ Basin complex, the MGR assets and the Non-Operated Marcellus Interest and Springfield systems due to timing of expenditures.

Historical cash flow. The following table and discussion present a summary of our net cash flows provided by (used in) operating activities, investing activities and financing activities:

	Three Months Ended March 31,
thousands	2017	2016
Net cash provided by (used in):
Operating activities	$192,616	$236,503
Investing activities	(252,434)	(842,818)
Financing activities	(175,797)	616,761
Net increase (decrease) in cash and cash equivalents	$(235,615)	$10,446

Operating Activities. Net cash provided by operating activities during the three months ended March 31, 2017 and 2016, decreased primarily due to the impact of changes in working capital items. Refer to Operating Results within this Item 2 for a discussion of our results of operations as compared to the prior periods.

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2017, included the following:

•	$155.3 million of cash consideration paid as part of the Property Exchange;

•
$124.6 million of capital expenditures, net of $1.3 million of contributions in aid of construction costs from affiliates, primarily related to construction and expansion in West Texas at the DBM complex, DBJV system and Mentone plant;

•	$24.0 million of proceeds from property insurance claims attributable to the DBM outage; and

•	$3.5 million of distributions from equity investments in excess of cumulative earnings.

Net cash used in investing activities for the three months ended March 31, 2016, included the following:

•	$712.5 million of cash paid for the acquisition of Springfield;

•
$134.6 million of capital expenditures, net of $2.4 million of contributions in aid of construction costs from affiliates, primarily related to plant construction and expansion at the DBM and DJ Basin complexes and the DBJV system;

•	$1.1 million of cash paid for equipment purchases from Anadarko; and

•	$4.8 million of distributions from equity investments in excess of cumulative earnings.

Financing Activities. Net cash used in financing activities for the three months ended March 31, 2017, included the following:

•	$12.3 million of capital contribution from Anadarko related to the above-market component of swap extensions;

•	$185.6 million of distributions paid to our unitholders; and

•	$3.4 million of distributions paid to the noncontrolling interest owner of Chipeta.

Net cash provided by financing activities for the three months ended March 31, 2016, included the following:

•	$440.0 million of net proceeds from the issuance of 14,030,611 Series A Preferred units in March 2016, all of which was used to fund a portion of the acquisition of Springfield;

•	$330.0 million of borrowings under our RCF, which were used to fund a portion of the Springfield acquisition and for general partnership purposes, including funding capital expenditures;

•	$25.0 million of net proceeds from the sale of common units to WGP, all of which was used to fund a portion of the acquisition of Springfield;

•	$6.8 million of capital contribution from Anadarko related to the above-market component of swap extensions;

•	$152.6 million of distributions paid to our unitholders;

•	$27.6 million of net distributions paid to Anadarko representing pre-acquisition intercompany transactions attributable to Springfield; and

•	$3.8 million of distributions paid to the noncontrolling interest owner of Chipeta.

Debt and credit facility. At March 31, 2017, our debt consisted of $500.0 million aggregate principal amount of the 2021 Notes, $670.0 million aggregate principal amount of the 2022 Notes, $350.0 million aggregate principal amount of the 2018 Notes, $600.0 million aggregate principal amount of the 2044 Notes, $500.0 million aggregate principal amount of the 2025 Notes, and $500.0 million aggregate principal amount of the 2026 Notes. As of March 31, 2017, the carrying value of our outstanding debt was $3.1 billion. See Note 9—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Senior Notes. At March 31, 2017, we were in compliance with all covenants under the indentures governing our outstanding notes.

Revolving credit facility. As of March 31, 2017, we had no outstanding RCF borrowings and $4.9 million in outstanding letters of credit, resulting in $1.195 billion available for borrowing under the RCF, which matures in February 2020. At March 31, 2017, the interest rate on the RCF was 2.28%, the facility fee rate was 0.20% and we were in compliance with all covenants under the RCF.

Deferred purchase price obligation - Anadarko. The consideration to be paid for the March 2015 acquisition of DBJV from Anadarko consists of a cash payment to Anadarko due on March 31, 2020. The cash payment will be equal to (a) eight multiplied by the average of our share in the Net Earnings (see definition below) of DBJV for the calendar years 2018 and 2019, less (b) our share of all capital expenditures incurred for DBJV between March 1, 2015, and February 29, 2020. Net Earnings is defined as all revenues less cost of product, operating expenses and property taxes, in each case attributable to DBJV on an accrual basis. During the three months ended March 31, 2017, we recognized an aggregate $6.8 million decrease in the estimated future payment obligation, resulting in a net present value of $37.3 million for this obligation at March 31, 2017, calculated using a discounted cash flow model with a 10% discount rate. The reduction in the value of the deferred purchase price obligation is primarily due to revisions reflecting a decrease in our estimate of the average of 2018 and 2019 Net Earnings, partially offset by a decrease in our estimate of aggregate capital expenditures to be incurred by DBJV through February 29, 2020. Accretion expense, which was recorded as a charge to Interest expense, was $0.1 million for the three months ended March 31, 2017. See Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Securities. We may issue an indeterminate amount of common units and various debt securities under our effective shelf registration statement on file with the SEC. We may issue common units under the $500.0 million COP, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of our offerings. As of March 31, 2017, we had the capacity to issue additional common units with an aggregate sales price of up to $441.8 million under the $500.0 million COP. See Note 4—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for a discussion of trades completed under the $500.0 million COP.
We have an effective registration statement with the SEC relating to the public resale of the common units issued or to be issued upon conversion of the Series A Preferred units. See Note 4—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for a discussion of the Series A Preferred units.

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

CONTRACTUAL OBLIGATIONS

Our contractual obligations include, among other things, a revolving credit facility, other third-party long-term debt, the Deferred purchase price obligation - Anadarko, capital obligations related to our expansion projects and various operating leases. Refer to Note 9—Debt and Interest Expense and Note 10—Commitments and Contingencies in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for an update to our contractual obligations as of March 31, 2017, including, but not limited to, increases in committed capital.

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

Interest rate risk. In March 2017, the Federal Open Market Committee raised the target range for the federal funds rate from 1/2 to 3/4 percent to 3/4 to one percent, representing the third federal funds rate increase in a decade. This increase, and any future increases, in the federal funds rate will ultimately result in an increase in our financing costs. As of March 31, 2017, we had no outstanding borrowings under our RCF (which bears interest at a rate based on LIBOR or, at our option, an alternative base rate). A 10% change in LIBOR would have resulted in no change in net income (loss) and the fair value of the borrowings under the RCF at March 31, 2017.
We may incur additional variable-rate debt in the future, either under our RCF or other financing sources, including commercial bank borrowings or debt issuances.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer of the Partnership’s general partner (for purposes of this Item 4, “Management”) performed an evaluation of the Partnership’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, Management concluded that the Partnership’s disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Item 1A.  Risk Factors

Security holders and potential investors in our securities should carefully consider the risk factors set forth under Part I, Item 1A in our Form 10-K for the year ended December 31, 2016, together with all of the other information included in this document, and in our other public filings, press releases and public discussions with management of the Partnership. Additionally, for a full discussion of the risks associated with Anadarko’s business, see Item 1A under Part I in Anadarko’s Form 10-K for the year ended December 31, 2016, Anadarko’s quarterly reports on Form 10-Q and Anadarko’s other public filings, press releases and public discussions with Anadarko management. We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the early conversion of 50% of the Series A Preferred units into common units on a one-for-one basis on March 1, 2017, we issued 10,961,415 common units in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof.
On February 13, 2017, in connection with the quarterly distribution for the Class C units for the fourth quarter of 2016, we issued 178,977 additional Class C units (“PIK Class C units”) with an implied fair value of $10.7 million to APC Midstream Holdings, LLC, a subsidiary of Anadarko and the holder of the Class C units. No proceeds were received as consideration for the issuance of the PIK Class C units. The PIK Class C units were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act. All outstanding Class C units will convert into common units on a one-for-one basis on March 1, 2020, unless we elect to convert such units earlier or Anadarko extends the conversion date. For more information, see Note 4—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

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

3.4
Amendment No. 2 to Second Amended and Restated Agreement of Limited Partnership of Western Gas Partners, LP, dated February 22, 2017 (incorporated by reference to Exhibit 3.4 to Western Gas Partners, LP’s Annual Report on Form 10-K filed on February 23, 2017, File No. 001-34046).

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

4.4	Form of 5.375% Senior Notes due 2021 (incorporated by reference to Exhibit 4.3 to Western Gas Partners, LP’s Current Report on Form 8-K filed on May 18, 2011, File No. 001-34046).
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

4.10	Form of 5.450% Senior Notes due 2044 (incorporated by reference to Exhibit 4.4 to Western Gas Partners, LP’s Current Report on Form 8-K filed on March 20, 2014, File No. 001-34046).

Exhibit Number	Description
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

4.16
Consent and Conversion Agreement, dated as of February 22, 2017, by and among the Partnership and the holders of the outstanding Series A Preferred Units party thereto (incorporated by reference to Exhibit 4.16 to Western Gas Partners, LP’s Annual Report on Form 10-K filed on February 23, 2017, File No. 001-34046).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WESTERN GAS PARTNERS, LP

May 3, 2017

/s/ Benjamin M. Fink
Benjamin M. Fink President, Chief Executive Officer, Chief Financial Officer and Treasurer Western Gas Holdings, LLC (as general partner of Western Gas Partners, LP)