Form 10-Q
period 2017-06-30
Western Gas Partners LP
filed 2017-07-26
CIK 1414475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
There were 152,602,105 common units outstanding as of July 24, 2017.

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
2022 Notes: Our 4.000% Senior Notes due 2022.
2025 Notes: Our 3.950% Senior Notes due 2025.
2026 Notes: Our 4.650% Senior Notes due 2026.
2044 Notes: Our 5.450% Senior Notes due 2044.
$500.0 million COP: The COP contemplated by the registration statement filed with the SEC in July 2017 authorizing the issuance of up to an aggregate of $500.0 million of our common units.

PART I.  FINANCIAL INFORMATION (UNAUDITED)

Item 1.  Financial Statements

WESTERN GAS PARTNERS, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
thousands except per-unit amounts	2017	2016	2017	2016
Revenues and other – affiliates
Gathering, processing and transportation	$154,984	$186,733	$327,298	$374,451
Natural gas and natural gas liquids sales	161,329	115,672	304,170	200,538
Total revenues and other – affiliates	316,313	302,405	631,468	574,989
Revenues and other – third parties
Gathering, processing and transportation	144,451	114,403	279,951	220,689
Natural gas and natural gas liquids sales	63,495	11,321	127,179	15,011
Other	1,191	535	3,045	1,116
Total revenues and other – third parties	209,137	126,259	410,175	236,816
Total revenues and other	525,450	428,664	1,041,643	811,805
Equity income, net – affiliates	21,728	19,693	41,189	36,507
Operating expenses
Cost of product (1)	203,277	104,849	392,636	181,316
Operation and maintenance (1)	76,148	75,173	149,908	151,386
General and administrative (1)	10,585	10,883	23,244	22,160
Property and other taxes	11,924	12,078	24,218	22,428
Depreciation and amortization	74,031	67,305	143,733	132,400
Impairments	3,178	2,403	167,920	8,921
Total operating expenses	379,143	272,691	901,659	518,611
Gain (loss) on divestiture and other, net	15,458	(1,907)	134,945	(2,539)
Proceeds from business interruption insurance claims	24,115	2,603	29,882	2,603
Operating income (loss)	207,608	176,362	346,000	329,765
Interest income – affiliates	4,225	4,225	8,450	8,450
Interest expense (2)	(35,746)	(12,883)	(71,250)	(44,919)
Other income (expense), net	253	(53)	683	71
Income (loss) before income taxes	176,340	167,651	283,883	293,367
Income tax (benefit) expense	843	326	4,395	6,959
Net income (loss)	175,497	167,325	279,488	286,408
Net income attributable to noncontrolling interest	2,046	2,804	4,148	5,827
Net income (loss) attributable to Western Gas Partners, LP	$173,451	$164,521	$275,340	$280,581
Limited partners’ interest in net income (loss):
Net income (loss) attributable to Western Gas Partners, LP	$173,451	$164,521	$275,340	$280,581
Pre-acquisition net (income) loss allocated to Anadarko	—	—	—	(11,326)
Series A Preferred units interest in net (income) loss	(14,199)	(23,121)	(42,373)	(25,450)
General partner interest in net (income) loss (3)	(76,365)	(58,381)	(144,527)	(113,781)
Common and Class C limited partners’ interest in net income (loss) (3)	82,887	83,019	88,440	130,024
Net income (loss) per common unit – basic and diluted (4)	$0.49	$0.55	$0.53	$0.86

(1)
Cost of product includes product purchases from Anadarko (as defined in Note 1) of $21.6 million and $37.6 million for the three and six months ended June 30, 2017, respectively, and $22.1 million and $46.7 million for the three and six months ended June 30, 2016, respectively. Operation and maintenance includes charges from Anadarko of $18.5 million and $35.6 million for the three and six months ended June 30, 2017, respectively, and $17.7 million and $35.6 million for the three and six months ended June 30, 2016, respectively. General and administrative includes charges from Anadarko of $9.4 million and $18.9 million for the three and six months ended June 30, 2017, respectively, and $9.2 million and $18.1 million for the three and six months ended June 30, 2016, respectively. See Note 5.

(2)
Includes affiliate (as defined in Note 1) amounts of zero and $(0.1) million for the three and six months ended June 30, 2017, respectively, and $15.5 million and $10.9 million for the three and six months ended June 30, 2016, respectively. See Note 2 and Note 9.

(3)	Represents net income (loss) earned on and subsequent to the date of acquisition of the Partnership assets (as defined in Note 1). See Note 4.

(4)	See Note 4 for the calculation of net income (loss) per common unit.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS PARTNERS, LP
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

thousands except number of units	June 30, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$188,197	$357,925
Accounts receivable, net (1)	136,444	223,223
Other current assets	10,161	12,866
Total current assets	334,802	594,014
Note receivable – Anadarko	260,000	260,000
Property, plant and equipment
Cost	7,354,782	6,861,942
Less accumulated depreciation	2,006,988	1,812,010
Net property, plant and equipment	5,347,794	5,049,932
Goodwill	417,610	417,610
Other intangible assets	789,483	803,698
Equity investments	581,151	594,208
Other assets	14,875	13,566
Total assets	$7,745,715	$7,733,028
LIABILITIES, EQUITY AND PARTNERS’ CAPITAL
Current liabilities
Accounts and imbalance payables (2)	$198,496	$247,076
Accrued ad valorem taxes	22,059	23,121
Accrued liabilities (3)	56,840	45,108
Total current liabilities	277,395	315,305
Long-term debt	3,253,065	3,091,461
Deferred income taxes	10,169	6,402
Asset retirement obligations and other	142,526	142,641
Deferred purchase price obligation – Anadarko (4)	—	41,440
Total long-term liabilities	3,405,760	3,281,944
Total liabilities	3,683,155	3,597,249
Equity and partners’ capital
Series A Preferred units (zero and 21,922,831 units issued and outstanding at June 30, 2017, and December 31, 2016, respectively) (5)	—	639,545
Common units (152,602,105 and 130,671,970 units issued and outstanding at June 30, 2017, and December 31, 2016, respectively)	3,070,608	2,536,872
Class C units (12,743,318 and 12,358,123 units issued and outstanding at June 30, 2017, and December 31, 2016, respectively) (6)	764,174	750,831
General partner units (2,583,068 units issued and outstanding at June 30, 2017, and December 31, 2016)	165,442	143,968
Total partners’ capital	4,000,224	4,071,216
Noncontrolling interest	62,336	64,563
Total equity and partners’ capital	4,062,560	4,135,779
Total liabilities, equity and partners’ capital	$7,745,715	$7,733,028

(1)
Accounts receivable, net includes amounts receivable from affiliates (as defined in Note 1) of $63.0 million and $76.6 million as of June 30, 2017, and December 31, 2016, respectively. Accounts receivable, net as of December 31, 2016, also includes an insurance claim receivable related to an incident at the DBM complex. See Note 1.

(2)	Accounts and imbalance payables includes affiliate amounts of $0.2 million and zero as of June 30, 2017, and December 31, 2016, respectively.

(3)	Accrued liabilities includes affiliate amounts of $0.3 million and zero as of June 30, 2017, and December 31, 2016, respectively.

(4)	See Note 2.

(5)	The Series A Preferred units converted into common units on a one-for-one basis in 2017. See Note 4.

(6)
The Class C units will convert into common units on a one-for-one basis on March 1, 2020, unless the Partnership elects to convert such units earlier or Anadarko extends the conversion date. See Note 4.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS PARTNERS, LP
CONSOLIDATED STATEMENT OF EQUITY AND PARTNERS’ CAPITAL
(UNAUDITED)

	Partners’ Capital
thousands	Net Investment by Anadarko	Common Units	Class C Units	Series A Preferred Units	General Partner Units	Noncontrolling Interest	Total
Balance at December 31, 2016	$—	$2,536,872	$750,831	$639,545	$143,968	$64,563	$4,135,779
Net income (loss)	—	112,818	10,542	7,453	144,527	4,148	279,488
Above-market component of swap agreements with Anadarko (1)	—	28,670	—	—	—	—	28,670
Conversion of Series A Preferred units into common units (2)	—	686,936	—	(686,936)	—	—	—
Amortization of beneficial conversion feature of Class C units and Series A Preferred units	—	(65,100)	2,801	62,299	—	—	—
Distributions to noncontrolling interest owner	—	—	—	—	—	(6,375)	(6,375)
Distributions to unitholders	—	(236,307)	—	(22,361)	(123,103)	—	(381,771)
Acquisitions from affiliates	(30)	30	—	—	—	—	—
Revision to Deferred purchase price obligation – Anadarko (3)	—	4,165	—	—	—	—	4,165
Contributions of equity-based compensation from Anadarko	—	2,192	—	—	44	—	2,236
Net pre-acquisition contributions from (distributions to) Anadarko	30	—	—	—	—	—	30
Net contributions from (distributions to) Anadarko of other assets	—	370	—	—	6	—	376
Other	—	(38)	—	—	—	—	(38)
Balance at June 30, 2017	$—	$3,070,608	$764,174	$—	$165,442	$62,336	$4,062,560

(1)	See Note 5.

(2)	See Note 4.

(3)	See Note 2.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS PARTNERS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
thousands	2017	2016
Cash flows from operating activities
Net income (loss)	$279,488	$286,408
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	143,733	132,400
Impairments	167,920	8,921
Non-cash equity-based compensation expense	2,393	2,391
Deferred income taxes	3,767	1,980
Accretion and amortization of long-term obligations, net	2,139	(9,055)
Equity income, net – affiliates	(41,189)	(36,507)
Distributions from equity investment earnings – affiliates	42,202	38,519
(Gain) loss on divestiture and other, net	(134,945)	2,539
Lower of cost or market inventory adjustments	140	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	9,363	(33,242)
Increase (decrease) in accounts and imbalance payables and accrued liabilities, net	(41,975)	(2,227)
Change in other items, net	116	1,739
Net cash provided by operating activities	433,152	393,866
Cash flows from investing activities
Capital expenditures	(260,480)	(255,923)
Contributions in aid of construction costs from affiliates	1,343	3,854
Acquisitions from affiliates	(3,910)	(715,199)
Acquisitions from third parties	(155,287)	—
Investments in equity affiliates	(287)	139
Distributions from equity investments in excess of cumulative earnings – affiliates	9,221	10,611
Proceeds from the sale of assets to affiliates	—	613
Proceeds from the sale of assets to third parties	23,292	137
Proceeds from property insurance claims	22,977	2,944
Net cash used in investing activities	(363,131)	(952,824)
Cash flows from financing activities
Borrowings, net of debt issuance costs	159,989	530,000
Repayments of debt	—	(290,000)
Settlement of the Deferred purchase price obligation – Anadarko (1)	(37,346)	—
Increase (decrease) in outstanding checks	(2,763)	(1,314)
Proceeds from the issuance of common units, net of offering expenses	(183)	25,000
Proceeds from the issuance of Series A Preferred units, net of offering expenses	—	686,940
Distributions to unitholders (2)	(381,771)	(313,380)
Distributions to noncontrolling interest owner	(6,375)	(7,460)
Net contributions from (distributions to) Anadarko	30	(27,459)
Above-market component of swap agreements with Anadarko (2)	28,670	16,365
Net cash provided by (used in) financing activities	(239,749)	618,692
Net increase (decrease) in cash and cash equivalents	(169,728)	59,734
Cash and cash equivalents at beginning of period	357,925	98,033
Cash and cash equivalents at end of period	$188,197	$157,767
Supplemental disclosures
Accretion expense and revisions to the Deferred purchase price obligation – Anadarko (1)	$(4,094)	$(159,524)
Net distributions to (contributions from) Anadarko of other assets	(376)	354
Interest paid, net of capitalized interest	68,396	53,973
Taxes paid (reimbursements received)	189	67
Accrued capital expenditures	100,038	70,725
Fair value of properties and equipment from non-cash third party transactions (1)	551,453	—

(1)	See Note 2.

(2)	See Note 5.

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
The Partnership is engaged in the business of gathering, compressing, treating, processing and transporting natural gas; gathering, stabilizing and transporting condensate, natural gas liquids (“NGLs”) and crude oil; and gathering and disposing of produced water. The Partnership provides these midstream services for Anadarko, as well as for third-party producers and customers. As of June 30, 2017, the Partnership’s assets and investments consisted of the following:

	Owned and Operated	Operated Interests	Non-Operated Interests	Equity Interests
Gathering systems	12	3	3	2
Treating facilities	19	3	—	3
Natural gas processing plants/trains	19	5	—	2
NGL pipelines	2	—	—	3
Natural gas pipelines	5	—	—	—
Oil pipelines	—	1	—	1

These assets and investments are located in the Rocky Mountains (Colorado, Utah and Wyoming), North-central Pennsylvania and Texas. During the second quarter of 2017, the Partnership commenced operation of two produced-water disposal systems in West Texas, which are included within Gathering systems in the table above.

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

Presentation of Partnership assets. The term “Partnership assets” includes both the assets owned and the interests accounted for under the equity method (see Note 7) by the Partnership as of June 30, 2017. Because Anadarko controls the Partnership through its ownership and control of WGP, which owns the Partnership’s entire general partner interest, each acquisition of Partnership assets from Anadarko has been considered a transfer of net assets between entities under common control. As such, the Partnership assets acquired from Anadarko were initially recorded at Anadarko’s historic carrying value, which did not correlate to the total acquisition price paid by the Partnership. Further, after an acquisition of Partnership assets from Anadarko, the Partnership may be required to recast its financial statements to include the activities of such Partnership assets from the date of common control.

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
On December 3, 2015, there was an initial fire and secondary explosion at the processing facility within the Delaware Basin Midstream, LLC (“DBM”) complex. The majority of the damage from the incident was to the liquid handling facilities and the amine treating units at the inlet of the complex. Train II (with capacity of 100 MMcf/d) sustained the most damage of the processing trains and returned to service in December 2016. Train III (with capacity of 200 MMcf/d) experienced minimal damage and returned to full service in May 2016. During the quarter ended March 31, 2017, a $5.7 million loss was recorded in Gain (loss) on divestiture and other, net in the consolidated statements of operations, related to a change in the Partnership’s estimate of the amount that will be recovered under the property insurance claim based on further discussions with insurers. During the second quarter of 2017, the Partnership reached a settlement with insurers and final proceeds were received. As of June 30, 2017, and December 31, 2016, the consolidated balance sheets include receivables of zero and $30.0 million, respectively, for the property insurance claim related to the incident at the DBM complex. During the six months ended June 30, 2017, the Partnership received $52.9 million in cash proceeds from insurers in final settlement of the Partnership’s claims related to the incident at the DBM complex, including $29.9 million in proceeds from business interruption insurance claims and $23.0 million in proceeds from property insurance claims.

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

New accounting standards issued but not yet adopted. ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash requires an entity to explain the changes in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents on the statement of cash flows and to provide a reconciliation of the totals in that statement to the related captions in the balance sheet when the cash, cash equivalents, restricted cash, and restricted cash equivalents are presented in more than one line item on the balance sheet. This ASU is effective for annual and interim periods beginning after December 15, 2017, and is required to be adopted using a retrospective approach, with early adoption permitted. The Partnership will adopt this ASU on January 1, 2018, and does not expect the adoption to have a material impact on its consolidated financial statements.
ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments provides clarification on how certain cash receipts and cash payments are presented and classified on the statement of cash flows. This ASU is effective for annual and interim periods beginning after December 15, 2017, and is required to be adopted using a retrospective approach if practicable, with early adoption permitted. The Partnership will adopt this ASU on January 1, 2018, and does not expect the adoption to have a material impact on its consolidated statement of cash flows.
ASU 2016-02, Leases (Topic 842) requires lessees to recognize a lease liability and a right-of-use asset for all leases, including operating leases, with a term greater than 12 months on the balance sheet. The provisions of ASU 2016-02 also modify the definition of a lease and outline the requirements for recognition, measurement, presentation and disclosure of leasing arrangements by both lessees and lessors. This ASU is effective for annual and interim periods beginning after December 15, 2018, and a modified retrospective approach is required for all comparative periods presented. The Partnership plans to elect certain practical expedients when implementing the new lease standard, which means the Partnership will not have to reassess the accounting for contracts that commenced prior to adoption. The Partnership is continuing to analyze its portfolio of contracts to assess the application of this ASU to certain types of contracts, its current business processes and the impact that adoption will have on its consolidated financial statements.
ASU 2014-09, Revenue from Contracts with Customers (Topic 606) supersedes current revenue recognition requirements and requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. Additional disclosures will be required to describe the nature, amount, timing and uncertainty of revenue and cash flows from contracts with customers. The Partnership has completed an initial review of contracts in each of its revenue streams and is developing accounting policies to address the provisions of the ASU. The Partnership is currently analyzing whether total revenues and total expenses may increase as a result of recognizing both revenue for noncash consideration for services provided and revenue and associated cost of product for the subsequent sale of commodities received as such noncash consideration. The Partnership continues to evaluate the impact of this and other provisions of the ASU on accounting policies, internal controls and consolidated financial statements and related disclosures, and has not finalized any estimates of the potential impacts. The Partnership will adopt this new standard on January 1, 2018, using the modified retrospective method with a cumulative adjustment to equity and partners’ capital.

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
The Property Exchange is reflected as a nonmonetary transaction whereby the acquired Additional DBJV System Interest is recorded at the fair value of the divested Non-Operated Marcellus Interest plus the $155.0 million of cash consideration. The Property Exchange resulted in a net gain of $125.7 million recorded as Gain (loss) on divestiture and other, net in the consolidated statements of operations. Results of operations attributable to the Property Exchange were included in the Partnership’s consolidated statement of operations beginning on the acquisition date in the first quarter of 2017.

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.  ACQUISITIONS AND DIVESTITURES (CONTINUED)

DBJV acquisition - Deferred purchase price obligation - Anadarko. Prior to the Partnership’s agreement with Anadarko to settle its deferred purchase price obligation early, the consideration that would have been paid by the Partnership for the March 2015 acquisition of Delaware Basin JV Gathering LLC (“DBJV”) from Anadarko, consisted of a cash payment to Anadarko due on March 31, 2020. The cash payment would have been equal to (a) eight multiplied by the average of the Partnership’s share in the Net Earnings (see definition below) of DBJV for the calendar years 2018 and 2019, less (b) the Partnership’s share of all capital expenditures incurred for DBJV between March 1, 2015, and February 29, 2020. Net Earnings was defined as all revenues less cost of product, operating expenses and property taxes, in each case attributable to DBJV on an accrual basis. In May 2017, the Partnership reached an agreement with Anadarko to settle this obligation whereby the Partnership made a cash payment to Anadarko of $37.3 million, equal to the net present value of the obligation at March 31, 2017.
The following table summarizes the financial statement impact of the Deferred purchase price obligation - Anadarko:

	Deferred purchase price obligation - Anadarko	Estimated future payment obligation (1)
Balance at December 31, 2016	$41,440	$56,455
Accretion expense (2)	71
Revision to Deferred purchase price obligation – Anadarko (3)	(4,165)
Balance at March 31, 2017	37,346	49,694
Settlement of the Deferred purchase price obligation – Anadarko	(37,346)
Balance at June 30, 2017	$—	$—

(1)	Calculated using Level 3 inputs.

(2)	Accretion expense was recorded as a charge to Interest expense in the consolidated statements of operations.

(3)	Recorded as revisions within Common units in the consolidated balance sheet and consolidated statement of equity and partners’ capital.

Helper and Clawson systems divestiture. During the second quarter of 2017, the Helper and Clawson systems, located in Utah, were sold to a third party, resulting in a net gain on sale of $16.3 million recorded as Gain (loss) on divestiture and other, net in the consolidated statements of operations.

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

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.  PARTNERSHIP DISTRIBUTIONS

The partnership agreement requires the Partnership to distribute all of its available cash (as defined in the partnership agreement) to unitholders of record on the applicable record date within 45 days of the end of each quarter. The Board of Directors of the Partnership’s general partner (the “Board of Directors”) declared the following cash distributions to the Partnership’s common and general partner unitholders for the periods presented:

thousands except per-unit amounts Quarters Ended	Total Quarterly Distribution per Unit	Total Quarterly Cash Distribution	Date of Distribution
2016
March 31	$0.815	$158,905	May 2016
June 30	0.830	162,827	August 2016
September 30	0.845	166,742	November 2016
December 31	0.860	170,657	February 2017
2017
March 31	$0.875	$188,753	May 2017
June 30 (1)	0.890	207,491	August 2017

(1)
The Board of Directors declared a cash distribution to the Partnership’s unitholders for the second quarter of 2017 of $0.890 per unit, or $207.5 million in aggregate, including incentive distributions, but excluding distributions on Class C units (see Class C unit distributions below). The cash distribution is payable on August 11, 2017, to unitholders of record at the close of business on July 31, 2017.

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

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.  PARTNERSHIP DISTRIBUTIONS (CONTINUED)

Series A Preferred unit distributions. As further described in Note 4, the Partnership issued Series A Preferred units representing limited partner interests in the Partnership to private investors in 2016. The Series A Preferred unitholders received quarterly distributions in cash equal to $0.68 per Series A Preferred unit, subject to certain adjustments. The following table summarizes the Series A Preferred unitholders’ cash distributions for the periods presented:

thousands except per-unit amounts Quarters Ended	Total Quarterly Distribution per Unit	Total Quarterly Cash Distribution	Date of Distribution
2016
March 31 (1)	$0.68	$1,887	May 2016
June 30 (2)	0.68	14,082	August 2016
September 30	0.68	14,908	November 2016
December 31	0.68	14,908	February 2017
2017
March 31	$0.68	$7,453	May 2017

(1)	Quarterly per unit distribution prorated for the 18-day period during which 14,030,611 Series A Preferred units were outstanding during the first quarter of 2016.

(2)
Full quarterly per unit distribution on 14,030,611 Series A Preferred units and quarterly per unit distribution prorated for the 77-day period during which 7,892,220 Series A Preferred units were outstanding during the second quarter of 2016.

On March 1, 2017, 50% of the outstanding Series A Preferred units converted into common units on a one-for-one basis, and on May 2, 2017, the remaining Series A Preferred units converted into common units on a one-for-one basis. Such converted common units are entitled to distributions made to common unitholders with respect to the quarter during which the applicable conversion occurred and does not include a prorated Series A Preferred unit distribution.

General partner interest and incentive distribution rights. As of June 30, 2017, the general partner was entitled to 1.5% of all quarterly distributions that the Partnership makes prior to its liquidation and, as the holder of the incentive distribution rights (“IDRs”), was entitled to incentive distributions at the maximum distribution sharing percentage of 48.0% for all periods presented, after the minimum quarterly distribution and the target distribution levels had been achieved. The maximum distribution sharing percentage of 49.5% does not include any distributions that the general partner may receive on common units that it may acquire.

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

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.  EQUITY AND PARTNERS’ CAPITAL (CONTINUED)

Series A Preferred units. In 2016, the Partnership issued 21,922,831 Series A Preferred units to private investors. Pursuant to an agreement between the Partnership and the holders of the Series A Preferred units, 50% of the Series A Preferred units converted into common units on a one-for-one basis on March 1, 2017, and the remaining Series A Preferred units converted on a one-for-one basis on May 2, 2017. The Partnership has an effective registration statement with the SEC relating to the public resale of the common units issued upon conversion of the Series A Preferred units.
The Series A Preferred units were issued at a discount to the then-current market price of the common units into which they were convertible. This discount, totaling $93.4 million, represented a beneficial conversion feature, and at issuance, was reflected as an increase in common unitholders’ capital and a decrease in Series A Preferred unitholders’ capital to reflect the fair value of the Series A Preferred units on the date of issuance. The beneficial conversion feature was considered a non-cash distribution that was recognized from the date of issuance through the date of conversion, resulting in an increase in Series A Preferred unitholders’ capital and a decrease in common unitholders’ capital as amortized. The beneficial conversion feature was amortized using the effective yield method. The impact of the beneficial conversion feature amortization is also included in the calculation of earnings per unit. For the six months ended June 30, 2017, the amortization for the beneficial conversion feature of the Series A Preferred units was $62.3 million.

Partnership interests. The Partnership’s common units are listed on the New York Stock Exchange under the symbol “WES.”
The following table summarizes the common, Class C, Series A Preferred and general partner units issued during the six months ended June 30, 2017:

	Common Units	Class C Units	Series A Preferred Units	General Partner Units	Total
Balance at December 31, 2016	130,671,970	12,358,123	21,922,831	2,583,068	167,535,992
PIK Class C units	—	385,195	—	—	385,195
Conversion of Series A Preferred units	21,922,831	—	(21,922,831)	—	—
Long-Term Incentive Plan award vestings	7,304	—	—	—	7,304
Balance at June 30, 2017	152,602,105	12,743,318	—	2,583,068	167,928,491

Holdings of Partnership equity. As of June 30, 2017, WGP held 50,132,046 common units, representing a 29.9% limited partner interest in the Partnership, and, through its ownership of the general partner, WGP indirectly held 2,583,068 general partner units, representing a 1.5% general partner interest in the Partnership, and 100% of the incentive distribution rights. As of June 30, 2017, other subsidiaries of Anadarko collectively held 2,011,380 common units and 12,743,318 Class C units, representing an aggregate 8.8% limited partner interest in the Partnership. As of June 30, 2017, the public held 100,458,679 common units, representing a 59.8% limited partner interest in the Partnership.

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

Series A Preferred unitholders. The Series A Preferred units were not considered a participating security as they only had distribution rights up to the specified per-unit quarterly distribution and had no rights to the Partnership’s undistributed earnings and losses. As such, the Series A Preferred unitholders’ allocation was equal to their cash distribution plus the amortization of the Series A Preferred units beneficial conversion feature (see Series A Preferred units above).

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

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.  EQUITY AND PARTNERS’ CAPITAL (CONTINUED)

The following table illustrates the Partnership’s calculation of net income (loss) per unit for common units:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands except per-unit amounts	2017	2016	2017	2016
Net income (loss) attributable to Western Gas Partners, LP	$173,451	$164,521	$275,340	$280,581
Pre-acquisition net (income) loss allocated to Anadarko	—	—	—	(11,326)
Series A Preferred units interest in net (income) loss (1)	(14,199)	(23,121)	(42,373)	(25,450)
General partner interest in net (income) loss	(76,365)	(58,381)	(144,527)	(113,781)
Common and Class C limited partners’ interest in net income (loss)	$82,887	$83,019	$88,440	$130,024
Net income (loss) allocable to common units (1)	$73,383	$71,622	$75,097	$111,184
Net income (loss) allocable to Class C units (1)	9,504	11,397	13,343	18,840
Common and Class C limited partners’ interest in net income (loss)	$82,887	$83,019	$88,440	$130,024
Net income (loss) per unit
Common units – basic and diluted (2)	$0.49	$0.55	$0.53	$0.86
Weighted-average units outstanding
Common units – basic and diluted	148,864	130,669	141,696	129,830
Excluded due to anti-dilutive effect:
Class C units (2)	12,650	11,849	12,552	11,719
Series A Preferred units assuming conversion to common units (2)	3,734	20,709	10,901	11,742

(1)	Adjusted to reflect amortization of the beneficial conversion features.

(2)
The impact of Class C units and the conversion of Series A Preferred units would be anti-dilutive for all periods presented. As of May 2, 2017, all Series A Preferred units were converted into common units on a one-for-one basis.

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

Note receivable - Anadarko. Concurrently with the closing of the Partnership’s May 2008 initial public offering, the Partnership loaned $260.0 million to Anadarko in exchange for a 30-year note bearing interest at a fixed annual rate of 6.50%, payable quarterly. The fair value of the note receivable from Anadarko was $311.3 million and $313.3 million at June 30, 2017, and December 31, 2016, respectively. The fair value of the note reflects consideration of credit risk and any premium or discount for the differential between the stated interest rate and quarter-end market interest rate, based on quoted market prices of similar debt instruments. Accordingly, the fair value of the note receivable from Anadarko is measured using Level 2 inputs.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.  TRANSACTIONS WITH AFFILIATES (CONTINUED)

The following table summarizes gains and losses upon settlement of commodity price swap agreements recognized in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2017	2016	2017	2016
Gains (losses) on commodity price swap agreements related to sales: (1)
Natural gas sales	$4,656	$5,202	$5,738	$12,243
Natural gas liquids sales	1,837	20,480	(2,470)	40,550
Total	6,493	25,682	3,268	52,793
Gains (losses) on commodity price swap agreements related to purchases (2)	(5,507)	(16,913)	(2,811)	(35,784)
Net gains (losses) on commodity price swap agreements	$986	$8,769	$457	$17,009

(1)	Reported in affiliate Natural gas and natural gas liquids sales in the consolidated statements of operations in the period in which the related sale is recorded.

(2)	Reported in Cost of product in the consolidated statements of operations in the period in which the related purchase is recorded.

Revenues or costs attributable to volumes settled during 2016 and 2017 for the DJ Basin complex and 2017 for the MGR assets are recognized in the consolidated statements of operations at the applicable market price in the tables below. The Partnership also records a capital contribution from Anadarko in the Partnership’s consolidated statement of equity and partners’ capital for the amount by which the swap price exceeds the applicable market price in the tables below. The commodity price swap agreement for the Hugoton system was in place until its divestiture in October 2016. For the six months ended June 30, 2017, the capital contribution from Anadarko was $28.7 million. The tables below summarize the swap prices compared to the forward market prices:

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

Gathering and processing agreements. The Partnership has significant gathering and processing arrangements with affiliates of Anadarko on a majority of its systems. The Partnership’s natural gas gathering, treating and transportation throughput (excluding equity investment throughput) attributable to production owned or controlled by Anadarko was 38% and 34% for the three and six months ended June 30, 2017, respectively, and 39% and 38% for the three and six months ended June 30, 2016, respectively. The Partnership’s natural gas processing throughput (excluding equity investment throughput) attributable to production owned or controlled by Anadarko was 39% and 44% for the three and six months ended June 30, 2017, respectively, and 55% and 58% for the three and six months ended June 30, 2016, respectively. The Partnership’s crude, NGL and produced water gathering, treating and transportation throughput (excluding equity investment throughput) attributable to production owned or controlled by Anadarko was 41% and 47% for the three and six months ended June 30, 2017, respectively, and 64% for the three and six months ended June 30, 2016.

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

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.  TRANSACTIONS WITH AFFILIATES (CONTINUED)

WES LTIP. The general partner awards phantom units under the Western Gas Partners, LP 2008 Long-Term Incentive Plan (“WES LTIP”) primarily to its independent directors, but also from time to time to its executive officers and Anadarko employees performing services for the Partnership. The phantom units awarded to the independent directors vest one year from the grant date, while all other awards are subject to graded vesting over a three-year service period. Compensation expense is recognized over the vesting period and was $0.1 million for each of the three months ended June 30, 2017 and 2016, and $0.2 million for each of the six months ended June 30, 2017 and 2016.

WGP LTIP and Anadarko Incentive Plan. General and administrative expenses included $0.9 million and $2.1 million for the three and six months ended June 30, 2017, respectively, and $1.1 million and $2.4 million for the three and six months ended June 30, 2016, respectively, of equity-based compensation expense, allocated to the Partnership by Anadarko, for awards granted to the executive officers of the general partner and other employees under the Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan (“WGP LTIP”) and the Anadarko Petroleum Corporation 2012 Omnibus Incentive Compensation Plan (“Anadarko Incentive Plan”). Of this amount, $2.2 million is reflected as contributions to partners’ capital in the Partnership’s consolidated statement of equity and partners’ capital for the six months ended June 30, 2017.

Equipment purchases and sales. The following table summarizes the Partnership’s purchases from and sales to Anadarko of pipe and equipment:

	Six Months Ended June 30,
	2017	2016	2017	2016
thousands	Purchases		Sales
Cash consideration	$3,910	$2,699	$—	$613
Net carrying value	(4,286)	(2,328)	—	(596)
Partners’ capital adjustment	$(376)	$371	$—	$17

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

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2017	2016	2017	2016
Revenues and other (1)	$316,313	$302,405	$631,468	$574,989
Equity income, net – affiliates (1)	21,728	19,693	41,189	36,507
Cost of product (1)	21,607	22,145	37,595	46,725
Operation and maintenance (2)	18,462	17,661	35,551	35,636
General and administrative (3)	9,365	9,169	18,900	18,121
Operating expenses	49,434	48,975	92,046	100,482
Interest income (4)	4,225	4,225	8,450	8,450
Interest expense (5)	—	(15,461)	71	(10,924)
Settlement of the Deferred purchase price obligation – Anadarko (6)	(37,346)	—	(37,346)	—
Proceeds from the issuance of common units, net of offering expenses (7)	—	—	—	25,000
Distributions to unitholders (8)	110,449	94,909	213,572	184,678
Above-market component of swap agreements with Anadarko	16,373	9,552	28,670	16,365

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

(4)	Represents interest income recognized on the note receivable from Anadarko.

(5)	Includes amounts related to the Deferred purchase price obligation - Anadarko (see Note 2 and Note 9).

(6)	Represents the cash payment to Anadarko for the settlement of the Deferred purchase price obligation - Anadarko (see Note 2).

(7)	Represents proceeds from the issuance of 835,841 common units to WGP as partial funding for the acquisition of Springfield (see Note 2).

(8)	Represents distributions paid under the partnership agreement (see Note 3 and Note 4).

Concentration of credit risk. Anadarko was the only customer from whom revenues exceeded 10% of the Partnership’s consolidated revenues for all periods presented in the consolidated statements of operations.

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.  PROPERTY, PLANT AND EQUIPMENT

A summary of the historical cost of the Partnership’s property, plant and equipment is as follows:

thousands	Estimated Useful Life	June 30, 2017	December 31, 2016
Land	n/a	$4,258	$4,012
Gathering systems and processing complexes	3 to 47 years	6,905,758	6,462,053
Pipelines and equipment	15 to 45 years	139,344	139,646
Assets under construction	n/a	275,403	226,626
Other	3 to 40 years	30,019	29,605
Total property, plant and equipment		7,354,782	6,861,942
Accumulated depreciation		2,006,988	1,812,010
Net property, plant and equipment		$5,347,794	$5,049,932

The cost of property classified as “Assets under construction” is excluded from capitalized costs being depreciated. These amounts represent property that is not yet suitable to be placed into productive service as of the respective balance sheet date.

Impairments. During the six months ended June 30, 2017, the Partnership recognized impairments of $167.9 million, including an impairment of $158.8 million at the Granger complex, which was impaired to its estimated fair value of $48.5 million using the income approach and Level 3 fair value inputs, due to a reduced throughput fee as a result of a producer’s bankruptcy. Also during the period, the Partnership recognized additional impairments of $9.1 million, primarily related to (i) a $3.7 million impairment at the Granger straddle plant, which was impaired to its estimated salvage value of $0.6 million using the income approach and Level 3 fair value inputs, (ii) a $3.1 million impairment of the Fort Union equity investment (see Note 7) and (iii) the cancellation of a pipeline project in West Texas.
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

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.  EQUITY INVESTMENTS

The following table presents the activity in the Partnership’s equity investments for the six months ended June 30, 2017:

	Equity Investments
thousands	Fort Union	White Cliffs	Rendezvous	Mont Belvieu JV	TEG	TEP	FRP	Total
Balance at December 31, 2016	$12,833	$47,319	$46,739	$112,805	$15,846	$189,194	$169,472	$594,208
Investment earnings (loss), net of amortization	1,844	6,701	540	13,388	1,319	8,956	8,441	41,189
Impairment expense (1)	(3,110)	—	—	—	—	—	—	(3,110)
Contributions	—	277	—	—	—	10	—	287
Distributions	(2,239)	(6,410)	(1,510)	(13,407)	(1,026)	(9,082)	(8,528)	(42,202)
Distributions in excess of cumulative earnings (2)	(800)	(1,571)	(1,418)	(1,717)	—	(2,102)	(1,613)	(9,221)
Balance at June 30, 2017	$8,528	$46,316	$44,351	$111,069	$16,139	$186,976	$167,772	$581,151

(1)	Recorded in Impairments in the consolidated statements of operations.

(2)	Distributions in excess of cumulative earnings, classified as investing cash flows in the consolidated statements of cash flows, is calculated on an individual investment basis.

The investment balance in Fort Union at June 30, 2017, is $3.1 million less than the Partnership’s underlying equity in Fort Union’s net assets due to an impairment loss recognized by the Partnership in the second quarter of 2017 for its investment in Fort Union. This investment was impaired to its estimated fair value of $8.5 million, using the income approach and Level 3 fair value inputs.

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.  COMPONENTS OF WORKING CAPITAL

A summary of accounts receivable, net is as follows:

thousands	June 30, 2017	December 31, 2016
Trade receivables, net	$136,398	$192,808
Other receivables, net	46	30,415
Total accounts receivable, net	$136,444	$223,223

A summary of other current assets is as follows:

thousands	June 30, 2017	December 31, 2016
Natural gas liquids inventory	$8,869	$7,126
Imbalance receivables	1,020	3,483
Prepaid insurance	272	2,257
Total other current assets	$10,161	$12,866

A summary of accrued liabilities is as follows:

thousands	June 30, 2017	December 31, 2016
Accrued interest expense	$40,541	$39,826
Short-term asset retirement obligations	6,191	3,114
Short-term remediation and reclamation obligations	630	630
Income taxes payable	1,634	1,006
Other	7,844	532
Total accrued liabilities	$56,840	$45,108

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.  DEBT AND INTEREST EXPENSE

At June 30, 2017, the Partnership’s debt consisted of 5.375% Senior Notes due 2021 (the “2021 Notes”), 4.000% Senior Notes due 2022 (the “2022 Notes”), 2.600% Senior Notes due 2018 (the “2018 Notes”), 5.450% Senior Notes due 2044 (the “2044 Notes”), 3.950% Senior Notes due 2025 (the “2025 Notes”), 4.650% Senior Notes due 2026 (the “2026 Notes”) and borrowings on the RCF.
The following table presents the Partnership’s outstanding debt as of June 30, 2017, and December 31, 2016:

	June 30, 2017			December 31, 2016
thousands	Principal	Carrying Value	Fair Value (1)	Principal	Carrying Value	Fair Value (1)
2021 Notes	$500,000	$495,268	$537,476	$500,000	$494,734	$536,252
2022 Notes	670,000	668,740	686,001	670,000	668,634	681,723
2018 Notes	350,000	349,434	351,057	350,000	349,188	351,531
2044 Notes	600,000	593,179	618,294	600,000	593,132	615,753
2025 Notes	500,000	491,423	497,615	500,000	490,971	492,499
2026 Notes	500,000	495,021	517,289	500,000	494,802	518,441
RCF	160,000	160,000	160,000	—	—	—
Total long-term debt	$3,280,000	$3,253,065	$3,367,732	$3,120,000	$3,091,461	$3,196,199

(1)	Fair value is measured using the market approach and Level 2 inputs.

Debt activity. The following table presents the debt activity of the Partnership for the six months ended June 30, 2017:

thousands	Carrying Value
Balance at December 31, 2016	$3,091,461
RCF borrowings	160,000
Other	1,604
Balance at June 30, 2017	$3,253,065

Senior Notes. At June 30, 2017, the Partnership was in compliance with all covenants under the indentures governing its outstanding notes.

Revolving credit facility. As of June 30, 2017, the Partnership had $160.0 million of outstanding RCF borrowings and $4.9 million in outstanding letters of credit, resulting in $1.035 billion available for borrowing under the RCF, which matures in February 2020. As of June 30, 2017 and 2016, the interest rate on the outstanding RCF borrowings was 2.53% and 1.77%, respectively. The facility fee rate was 0.20% at June 30, 2017 and 2016. At June 30, 2017, the Partnership was in compliance with all covenants under the RCF.

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.  DEBT AND INTEREST EXPENSE (CONTINUED)

Interest expense. The following table summarizes the amounts included in interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2017	2016	2017	2016
Third parties
Long-term debt	$(35,161)	$(28,281)	$(69,780)	$(56,099)
Amortization of debt issuance costs and commitment fees	(1,645)	(1,545)	(3,275)	(3,075)
Capitalized interest	1,060	1,482	1,876	3,331
Total interest expense – third parties	(35,746)	(28,344)	(71,179)	(55,843)
Affiliates
Deferred purchase price obligation – Anadarko (1)	—	15,461	(71)	10,924
Total interest expense – affiliates	—	15,461	(71)	10,924
Interest expense	$(35,746)	$(12,883)	$(71,250)	$(44,919)

(1)	See Note 2 for a discussion of the Deferred purchase price obligation - Anadarko.

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

Other commitments. The Partnership has short-term payment obligations, or commitments, related to its capital spending programs, as well as those of its unconsolidated affiliates. As of June 30, 2017, the Partnership had unconditional payment obligations for services to be rendered or products to be delivered in connection with its capital projects of $53.6 million, the majority of which is expected to be paid in the next twelve months. These commitments relate primarily to (i) the construction of Train VI at the DBM complex and (ii) expansion projects at the DBJV system and the DBM and DJ Basin complexes.

Lease commitments. Anadarko, on behalf of the Partnership, has entered into lease arrangements for corporate offices, shared field offices and a warehouse supporting the Partnership’s operations, and equipment leases for which Anadarko charges the Partnership rent. The leases for the corporate offices and shared field offices extend through 2028 and 2019, respectively, and the lease for the warehouse expired in February 2017.
Rent expense associated with office, warehouse and equipment leases was $11.5 million and $19.4 million for the three and six months ended June 30, 2017, respectively, and $8.4 million and $17.3 million for the three and six months ended June 30, 2016, respectively.

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

•
the outcome of pending and future regulatory, legislative, or other proceedings or investigations, including the investigation by the National Transportation Safety Board (“NTSB”), related to Anadarko’s operations in Colorado, and continued or additional disruptions in operations that may occur as Anadarko and we comply with regulatory orders or other state or local changes in laws or regulations in Colorado; and

•
other factors discussed below, in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” included in our 2016 Form 10-K, and in our quarterly reports on Form 10-Q, and in our other public filings and press releases.

The risk factors and other factors noted throughout or incorporated by reference in this Form 10-Q could cause actual results to differ materially from those contained in any forward-looking statement. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

EXECUTIVE SUMMARY

We are a growth-oriented Delaware MLP formed by Anadarko to acquire, own, develop and operate midstream energy assets. We currently own or have investments in assets located in the Rocky Mountains (Colorado, Utah and Wyoming), North-central Pennsylvania and Texas. We are engaged in the business of gathering, compressing, treating, processing and transporting natural gas; gathering, stabilizing and transporting condensate, NGLs and crude oil; and gathering and disposing of produced water. We provide these midstream services for Anadarko, as well as for third-party producers and customers. As of June 30, 2017, our assets and investments consisted of the following:

	Owned and Operated	Operated Interests	Non-Operated Interests	Equity Interests
Gathering systems	12	3	3	2
Treating facilities	19	3	—	3
Natural gas processing plants/trains	19	5	—	2
NGL pipelines	2	—	—	3
Natural gas pipelines	5	—	—	—
Oil pipelines	—	1	—	1

Significant financial and operational events during the six months ended June 30, 2017, included the following:

•
In March 2017, we acquired the Additional DBJV System Interest from a third party in exchange for the Non-Operated Marcellus Interest and $155.0 million of cash consideration, resulting in a net gain of $125.7 million. See Acquisitions and Divestitures within this Item 2 for additional information.

•
In May 2017, we reached an agreement with Anadarko to settle the outstanding Deferred purchase price obligation - Anadarko, whereby we made a cash payment to Anadarko of $37.3 million during the second quarter of 2017.

•
On March 1, 2017, 50% of the outstanding Series A Preferred units converted into common units on a one-for-one basis and on May 2, 2017, the remaining Series A Preferred units converted into common units on a one-for-one basis. See Equity Offerings within this Item 2 for additional information.

•	During the second quarter of 2017, we commenced operation of two produced-water disposal systems in West Texas (included within Gathering systems in the table above).

•
In June 2017, we closed on the sale of our Helper and Clawson systems, which resulted in a net gain on divestiture of $16.3 million. See Acquisitions and Divestitures within this Item 2 for additional information.

•	In February 2017, Anadarko elected to extend the conversion date of the Class C units from December 31, 2017, to March 1, 2020.

•
We received $52.9 million in cash proceeds from insurers in final settlement of our claims related to the incident at the DBM complex, including $29.9 million for business interruption insurance claims and $23.0 million for property insurance claims. See Liquidity and Capital Resources within this Item 2 for additional information.

•
We raised our distribution to $0.890 per unit for the second quarter of 2017, representing a 2% increase over the distribution for the first quarter of 2017 and a 7% increase over the distribution for the second quarter of 2016.

•
Throughput attributable to Western Gas Partners, LP for natural gas assets totaled 3,472 MMcf/d and 3,705 MMcf/d for the three and six months ended June 30, 2017, respectively, representing a 10% and 3% decrease, respectively, compared to the same periods in 2016.

•
Throughput for crude, NGL and produced water assets totaled 182 MBbls/d and 176 MBbls/d for the three and six months ended June 30, 2017, respectively, representing a 3% and 5% decrease, respectively, compared to the same periods in 2016.

•
Operating income (loss) was $207.6 million and $346.0 million for the three and six months ended June 30, 2017, respectively, representing an 18% and 5% increase, respectively, compared to the same periods in 2016.

•
Adjusted gross margin attributable to Western Gas Partners, LP for natural gas assets (as defined under the caption Key Performance Metrics within this Item 2) averaged $0.94 per Mcf and $0.89 per Mcf for the three and six months ended June 30, 2017, respectively, representing a 12% and 9% increase, respectively, compared to the same periods in 2016.

•
Adjusted gross margin for crude, NGL and produced water assets (as defined under the caption Key Performance Metrics within this Item 2) averaged $2.15 per Bbl and $2.07 per Bbl for the three and six months ended June 30, 2017, respectively, representing a 6% and 1% increase, respectively, compared to the same periods in 2016.

Anadarko’s Colorado Response. Following a home explosion in Colorado in April 2017, Anadarko has taken actions in an effort to alleviate public concern and reinforce confidence in the safety of its operations. Anadarko took precautionary measures to shut in all operated vertical wells in the DJ Basin to conduct additional inspections and testing and also remove all one-inch return lines associated with these wells. Subsequently, in May 2017, the Colorado Oil & Gas Conservation Commission issued a two-phase Notice to Operators (“NTO”) requiring all upstream operators to inventory and integrity test existing flowlines within 1,000 feet of a building unit and abandon all inactive flowlines in such areas. Anadarko expects to meet the NTO compliance deadline, is cooperating fully with the NTSB in its investigation, and continues to work cooperatively with state regulators and others.

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

Property exchange. On March 17, 2017, we acquired the Additional DBJV System Interest from a third party in exchange for the Non-Operated Marcellus Interest and $155.0 million of cash consideration. We previously held a 50% interest in, and operated, the DBJV system. The Property Exchange resulted in a net gain of $125.7 million recorded as Gain (loss) on divestiture and other, net in the consolidated statements of operations. See Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Divestitures. During the second quarter of 2017, the Helper and Clawson systems, located in Utah, were sold to a third party, resulting in a net gain on sale of $16.3 million recorded as Gain (loss) on divestiture and other, net in the consolidated statements of operations.
In October 2016, the Hugoton system, located in Southwest Kansas and Oklahoma, was sold to a third party, resulting in a net loss on sale of $12.0 million recorded as Gain (loss) on divestiture and other, net in the consolidated statements of operations.

Presentation of Partnership assets. The term “Partnership assets” includes both the assets owned and the interests accounted for under the equity method (see Note 7—Equity Investments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q) by us as of June 30, 2017. Because Anadarko controls us through its ownership and control of WGP, which owns the entire interest in our general partner, each of our acquisitions of Partnership assets from Anadarko has been considered a transfer of net assets between entities under common control. As such, the Partnership assets we acquired from Anadarko were initially recorded at Anadarko’s historic carrying value, which did not correlate to the total acquisition price paid by us (see Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q). Further, after an acquisition of Partnership assets from Anadarko, we may be required to recast our financial statements to include the activities of such Partnership assets from the date of common control.

EQUITY OFFERINGS

Series A Preferred units. In 2016, we issued 21,922,831 Series A Preferred units to private investors. Pursuant to an agreement between us and the holders of the Series A Preferred units, 50% of the Series A Preferred units converted into common units on a one-for-one basis on March 1, 2017, and the remaining Series A Preferred units converted on a one-for-one basis on May 2, 2017. See Note 4—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

RESULTS OF OPERATIONS

OPERATING RESULTS

The following tables and discussion present a summary of our results of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2017	2016	2017	2016
Total revenues and other (1)	$525,450	$428,664	$1,041,643	$811,805
Equity income, net – affiliates	21,728	19,693	41,189	36,507
Total operating expenses (1)	379,143	272,691	901,659	518,611
Gain (loss) on divestiture and other, net	15,458	(1,907)	134,945	(2,539)
Proceeds from business interruption insurance claims (2)	24,115	2,603	29,882	2,603
Operating income (loss)	207,608	176,362	346,000	329,765
Interest income – affiliates	4,225	4,225	8,450	8,450
Interest expense	(35,746)	(12,883)	(71,250)	(44,919)
Other income (expense), net	253	(53)	683	71
Income (loss) before income taxes	176,340	167,651	283,883	293,367
Income tax (benefit) expense	843	326	4,395	6,959
Net income (loss)	175,497	167,325	279,488	286,408
Net income attributable to noncontrolling interest	2,046	2,804	4,148	5,827
Net income (loss) attributable to Western Gas Partners, LP	$173,451	$164,521	$275,340	$280,581
Key performance metrics (3)
Adjusted gross margin attributable to Western Gas Partners, LP	$333,548	$329,254	$665,104	$640,478
Adjusted EBITDA attributable to Western Gas Partners, LP	274,835	250,565	529,829	481,664
Distributable cash flow	247,225	199,349	463,728	391,287

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

For purposes of the following discussion, any increases or decreases “for the three months ended June 30, 2017” refer to the comparison of the three months ended June 30, 2017, to the three months ended June 30, 2016; any increases or decreases “for the six months ended June 30, 2017” refer to the comparison of the six months ended June 30, 2017, to the six months ended June 30, 2016; and any increases or decreases “for the three and six months ended June 30, 2017” refer to the comparison of these 2017 periods to the corresponding three and six month periods ended June 30, 2016.

Throughput

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Inc/ (Dec)	2017	2016	Inc/ (Dec)
Throughput for natural gas assets (MMcf/d)
Gathering, treating and transportation	866	1,508	(43)%	1,155	1,553	(26)%
Processing	2,555	2,320	10%	2,498	2,226	12%
Equity investment (1)	158	170	(7)%	160	178	(10)%
Total throughput for natural gas assets	3,579	3,998	(10)%	3,813	3,957	(4)%
Throughput attributable to noncontrolling interest for natural gas assets	107	128	(16)%	108	132	(18)%
Total throughput attributable to Western Gas Partners, LP for natural gas assets	3,472	3,870	(10)%	3,705	3,825	(3)%
Throughput for crude, NGL and produced water assets (MBbls/d)
Gathering, treating and transportation	50	59	(15)%	47	59	(20)%
Equity investment (2)	132	128	3%	129	127	2%
Total throughput for crude, NGL and produced water assets	182	187	(3)%	176	186	(5)%

(1)	Represents our 14.81% share of average Fort Union throughput and our 22% share of average Rendezvous throughput.

(2)
Represents our 10% share of average White Cliffs throughput, our 25% share of average Mont Belvieu JV throughput, our 20% share of average TEG and TEP throughput, and our 33.33% share of average FRP throughput.

Natural gas assets

Gathering, treating and transportation throughput decreased by 642 MMcf/d and 398 MMcf/d for the three and six months ended June 30, 2017, respectively, primarily due to the Property Exchange in March 2017, production declines in the areas around the Marcellus Interest and Springfield gas gathering systems, and the sale of the Hugoton system in October 2016.
Processing throughput increased by 235 MMcf/d and 272 MMcf/d for the three and six months ended June 30, 2017, respectively, primarily due to the DBM outage in 2016 and the start-up of Train IV and Train V at the DBM complex in May 2016 and October 2016, respectively. These increases were partially offset by production declines in the areas around the Chipeta complex and MGR assets.
Equity investment throughput decreased by 12 MMcf/d and 18 MMcf/d for the three and six months ended June 30, 2017, respectively, primarily due to decreased throughput at the Rendezvous and Fort Union systems due to production declines in the area.

Crude, NGL and produced water assets

Gathering, treating and transportation throughput decreased by 9 MBbls/d and 12 MBbls/d for the three and six months ended June 30, 2017, respectively, primarily due to decreased throughput at the Springfield oil gathering system due to production declines in the area, partially offset by throughput from the two produced-water disposal systems in West Texas that commenced operation during the second quarter of 2017.
Equity investment throughput increased by 4 MBbls/d and 2 MBbls/d for the three and six months ended June 30, 2017, respectively, primarily due to increased volumes on FRP and TEP as a result of increased production in the DJ Basin area, partially offset by decreased throughput at White Cliffs as a result of a competitive pipeline commencing service in September 2016.

Gathering, Processing and Transportation Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages	2017	2016	Inc/ (Dec)	2017	2016	Inc/ (Dec)
Gathering, processing and transportation revenues	$299,435	$301,136	(1)%	$607,249	$595,140	2%

Revenues from gathering, processing and transportation decreased by $1.7 million for the three months ended June 30, 2017, primarily due to decreases of (i) $11.8 million due to the Property Exchange in March 2017, (ii) $9.5 million at the Springfield system, $3.6 million at the Chipeta complex and $2.2 million at the Marcellus Interest systems due to throughput decreases, (iii) $4.8 million due to the sale of the Hugoton system in October 2016 and (iv) $2.8 million at the Granger complex due to a lower processing fee. These decreases were partially offset by increases of (i) $25.1 million at the DBM complex due to increased throughput (see Operating Results–Throughput within this Item 2) and (ii) $6.1 million at the DJ Basin complex due to a higher throughput fee.
Revenues from gathering, processing and transportation increased by $12.1 million for the six months ended June 30, 2017, primarily due to increases of (i) $56.4 million at the DBM complex due to increased throughput (see Operating Results–Throughput within this Item 2) and (ii) $14.6 million at the DJ Basin complex due to increased throughput and a higher throughput fee. These increases were partially offset by decreases of (i) $18.2 million at the Springfield system, $8.1 million at the Chipeta complex and $6.0 million at the Marcellus Interest systems due to throughput decreases, (ii) $13.1 million due to the Property Exchange in March 2017, (iii) $9.7 million due to the sale of the Hugoton system in October 2016 and (iv) $4.2 million at the Granger complex due to a lower processing fee.

Natural Gas and Natural Gas Liquids Sales

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages and per-unit amounts	2017	2016	Inc/ (Dec)	2017	2016	Inc/ (Dec)
Natural gas sales (1)	$92,946	$44,366	109%	$172,861	$82,593	109%
Natural gas liquids sales (1)	131,878	82,627	60%	258,488	132,956	94%
Total	$224,824	$126,993	77%	$431,349	$215,549	100%
Average price per unit (1):
Natural gas (per Mcf)	$2.95	$2.09	41%	$3.00	$2.20	36%
Natural gas liquids (per Bbl)	19.98	20.33	(2)%	20.87	19.69	6%

(1)
Excludes amounts considered above market with respect to our swap agreements for the MGR assets, DJ Basin complex and Hugoton system (until its divestiture in October 2016) that were recorded as capital contributions in the consolidated statement of equity and partners’ capital. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

For the three and six months ended June 30, 2017, average natural gas and NGL prices included the effects of commodity price swap agreements attributable to sales for the MGR assets and DJ Basin complex. For the three and six months ended June 30, 2016, average natural gas and NGL prices included the effects of commodity price swap agreements attributable to sales for the Hugoton system, MGR assets and DJ Basin complex. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
The increase in natural gas sales of $48.6 million for the three months ended June 30, 2017, was primarily due to increases of (i) $30.5 million at the DBM complex due to an increase in volumes sold (see Operating Results–Throughput within this Item 2) and (ii) $16.1 million at the DJ Basin complex due to an increase in average price and volumes sold.

The increase in natural gas sales of $90.3 million for the six months ended June 30, 2017, was primarily due to increases of (i) $60.3 million at the DBM complex due to an increase in volumes sold (see Operating Results–Throughput within this Item 2), (ii) $28.7 million at the DJ Basin complex due to an increase in average price and volumes sold and (iii) $6.4 million at the Hilight system due to an increase in average price. These increases were partially offset by a decrease of $6.2 million at the MGR assets due to the partial equity treatment of our above-market swap agreements beginning January 1, 2017.
The increase in NGLs sales of $49.3 million and $125.5 million for the three and six months ended June 30, 2017, respectively, was primarily due to increases of (i) $57.2 million and $121.8 million, respectively, at the DBM complex due to an increase in volumes sold (see Operating Results–Throughput within this Item 2), (ii) $5.4 million and $22.2 million, respectively, at the DJ Basin complex due to an increase in volumes sold and (iii) $2.6 million and $8.0 million, respectively, at the Hilight system due to an increase in average price. These increases were partially offset by decreases during the three and six months ended June 30, 2017, of $17.1 million and $32.2 million, respectively, at the MGR assets due to the partial equity treatment of our above-market swap agreements beginning January 1, 2017.

Equity Income, Net – Affiliates

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages	2017	2016	Inc/ (Dec)	2017	2016	Inc/ (Dec)
Equity income, net – affiliates	$21,728	$19,693	10%	$41,189	$36,507	13%

For the three and six months ended June 30, 2017, equity income, net – affiliates increased by $2.0 million and $4.7 million, respectively, primarily due to an increase in equity income from the TEFR Interests due to increased volumes. In addition, for the six months ended June 30, 2017, equity income, net – affiliates increased due to our 14.81% share of an impairment loss determined by the managing partner of Fort Union in the first quarter of 2016.

Cost of Product and Operation and Maintenance Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages	2017	2016	Inc/ (Dec)	2017	2016	Inc/ (Dec)
NGL purchases (1)	$114,607	$50,056	129%	$222,980	$82,725	170%
Residue purchases (1)	87,807	47,413	85%	166,123	86,398	92%
Other (1)	863	7,380	(88)%	3,533	12,193	(71)%
Cost of product	203,277	104,849	94%	392,636	181,316	117%
Operation and maintenance	76,148	75,173	1%	149,908	151,386	(1)%
Total cost of product and operation and maintenance expenses	$279,425	$180,022	55%	$542,544	$332,702	63%

(1)
Excludes amounts considered above market with respect to our swap agreements for the MGR assets, DJ Basin complex and Hugoton system (until its divestiture in October 2016) that were recorded as capital contributions in the consolidated statement of equity and partners’ capital. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Cost of product expense for the three and six months ended June 30, 2017, included the effects of commodity price swap agreements attributable to purchases for the MGR assets and DJ Basin complex. Cost of product expense for the three and six months ended June 30, 2016, included the effects of commodity price swap agreements attributable to purchases for the Hugoton system, MGR assets and DJ Basin complex. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
NGL purchases increased by $64.6 million and $140.3 million for the three and six months ended June 30, 2017, respectively, primarily due to increases of (i) $54.4 million and $115.7 million, respectively, at the DBM complex due to an increase in volumes purchased (see Operating Results–Throughput within this Item 2), (ii) $14.7 million and $29.9 million, respectively, at the DJ Basin complex due to an increase in volumes purchased and (iii) $2.6 million and $6.5 million, respectively, at the Hilight system due to an increase in average price, partially offset by a decrease in volumes purchased. These increases were partially offset by decreases during the three and six months ended June 30, 2017, of $9.0 million and $17.1 million, respectively, at the MGR assets due to the partial equity treatment of our above-market swap agreements beginning January 1, 2017.
Residue purchases increased by $40.4 million and $79.7 million for the three and six months ended June 30, 2017, respectively, primarily due to increases of (i) $28.4 million and $56.0 million, respectively, at the DBM complex due to an increase in volumes purchased (see Operating Results–Throughput within this Item 2), (ii) $11.1 million and $24.2 million, respectively, at the DJ Basin complex due to an increase in volumes purchased and (iii) $4.1 million and $5.8 million, respectively, at the Hilight system due to an increase in average price, partially offset by a decrease in volumes purchased. These increases were partially offset by decreases during the three and six months ended June 30, 2017, of $4.1 million and $8.0 million, respectively, at the MGR assets due to the partial equity treatment of our above-market swap agreements beginning January 1, 2017.
Other items decreased by $6.5 million and $8.7 million for the three and six months ended June 30, 2017, respectively, primarily due to fees paid in 2016 for rerouting volumes due to the DBM outage.
Operation and maintenance expense increased by $1.0 million for the three months ended June 30, 2017, primarily due to an increase of $2.6 million in other operating costs primarily at the DJ Basin and DBM complexes, partially offset by a decrease of $1.3 million in utilities expense primarily at the DJ Basin complex.
Operation and maintenance expense decreased by $1.5 million for the six months ended June 30, 2017, primarily due to decreases of (i) $2.4 million in utilities expense primarily at the DJ Basin and Chipeta complexes and (ii) $1.5 million of salaries and wages due to the sale of the Hugoton system in October 2016. These decreases were partially offset by an increase of $2.7 million in other operating costs primarily at the DJ Basin and DBM complexes.

Other Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages	2017	2016	Inc/ (Dec)	2017	2016	Inc/ (Dec)
General and administrative	$10,585	$10,883	(3)%	$23,244	$22,160	5%
Property and other taxes	11,924	12,078	(1)%	24,218	22,428	8%
Depreciation and amortization	74,031	67,305	10%	143,733	132,400	9%
Impairments	3,178	2,403	32%	167,920	8,921	NM
Total other operating expenses	$99,718	$92,669	8%	$359,115	$185,909	93%

NM-Not Meaningful

General and administrative expenses increased by $1.1 million for the six months ended June 30, 2017, primarily due to increases in personnel costs for which we reimbursed Anadarko pursuant to our omnibus agreement and bad debt expense, partially offset by decreases in legal and consulting fees.
Property and other taxes increased by $1.8 million for the six months ended June 30, 2017, primarily due to ad valorem tax increases at the DBM complex and DBJV system.
Depreciation and amortization expense increased by $6.7 million and $11.3 million for the three and six months ended June 30, 2017, respectively, primarily due to depreciation expense increases of (i) $5.5 million and $5.1 million, respectively, due to the Property Exchange in March 2017, (ii) $2.8 million and $6.7 million, respectively, related to capital projects at the DBM complex and (iii) $2.8 million and $5.6 million, respectively, at the Bison facility due to a change in the estimated property life. These increases were partially offset by decreases during the three and six months ended June 30, 2017, of (i) $2.4 million and $2.5 million, respectively, at the Granger complex due to an impairment recorded in the first quarter of 2017 (see impairment expense below) and (ii) $2.0 million and $4.1 million, respectively, due to the sale of the Hugoton system in October 2016.
Impairment expense increased by $0.8 million for the three months ended June 30, 2017, primarily due to an impairment of $3.1 million at the Fort Union system in 2017, as compared to the impairment in 2016 primarily related to the abandonment of compressors at the MIGC system.
Impairment expense increased by $159.0 million for the six months ended June 30, 2017, primarily due to an impairment of $158.8 million at the Granger complex in 2017. This asset was impaired to its estimated fair value of $48.5 million, using the income approach and Level 3 fair value inputs, due to a reduced throughput fee as a result of a producer’s bankruptcy. Also during 2017, we recognized additional impairments of $9.1 million, primarily due to (i) a $3.7 million impairment at the Granger straddle plant, which was impaired to its estimated salvage value of $0.6 million using the income approach and Level 3 fair value inputs, (ii) a $3.1 million impairment at the Fort Union system, which was impaired to its estimated fair value of $8.5 million using the income approach and Level 3 fair value inputs and (iii) the cancellation of a pipeline project in West Texas. Impairment expense for the six months ended June 30, 2016, was primarily related to the Newcastle system. This asset was impaired to its estimated fair value of $3.1 million, using the income approach and Level 3 fair value inputs, due to a reduction in estimated future cash flows caused by the low commodity price environment.

Interest Income – Affiliates and Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages	2017	2016	Inc/ (Dec)	2017	2016	Inc/ (Dec)
Note receivable – Anadarko	$4,225	$4,225	—%	$8,450	$8,450	—%
Interest income – affiliates	$4,225	$4,225	—%	$8,450	$8,450	—%
Third parties
Long-term debt	$(35,161)	$(28,281)	24%	$(69,780)	$(56,099)	24%
Amortization of debt issuance costs and commitment fees	(1,645)	(1,545)	6%	(3,275)	(3,075)	7%
Capitalized interest	1,060	1,482	(28)%	1,876	3,331	(44)%
Affiliates
Deferred purchase price obligation – Anadarko (1)	—	15,461	(100)%	(71)	10,924	(101)%
Interest expense	$(35,746)	$(12,883)	177%	$(71,250)	$(44,919)	59%

(1)	See Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for a discussion of the Deferred purchase price obligation - Anadarko.

Interest expense increased by $22.9 million and $26.3 million for the three and six months ended June 30, 2017, respectively, primarily due to (i) accretion revisions in 2016 recorded as reductions to interest expense for the Deferred purchase price obligation - Anadarko (see Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q), (ii) interest incurred on the 2026 Notes issued in July 2016 and (iii) interest incurred on the additional 2044 Notes issued in October 2016. These increases were partially offset by additional interest incurred on the RCF in 2016, as a result of higher outstanding borrowings. Capitalized interest decreased by $0.4 million and $1.5 million for the three and six months ended June 30, 2017, respectively, primarily due to the completion of Trains IV and V in May 2016 and October 2016, respectively, partially offset by an increase due to the construction of Train VI beginning in the fourth quarter of 2016, all located at the DBM complex. See Note 9—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Income Tax (Benefit) Expense

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages	2017	2016	Inc/ (Dec)	2017	2016	Inc/ (Dec)
Income (loss) before income taxes	$176,340	$167,651	5%	$283,883	$293,367	(3)%
Income tax (benefit) expense	843	326	159%	4,395	6,959	(37)%
Effective tax rate	—%	—%		2%	2%

We are not a taxable entity for U.S. federal income tax purposes. However, our income apportionable to Texas is subject to Texas margin tax. For the six months ended June 30, 2016, the variance from the federal statutory rate was primarily due to federal and state taxes on pre-acquisition income attributable to Partnership assets acquired from Anadarko, and our share of Texas margin tax. For all other periods presented, the variance from the federal statutory rate, which is zero percent as a non-taxable entity, was primarily due to our share of Texas margin tax.
Income attributable to the Springfield system prior to and including February 2016 was subject to federal and state income tax. Income earned on the Springfield system for periods subsequent to February 2016 was only subject to Texas margin tax on income apportionable to Texas.

KEY PERFORMANCE METRICS

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages and per-unit amounts	2017	2016	Inc/ (Dec)	2017	2016	Inc/ (Dec)
Adjusted gross margin attributable to Western Gas Partners, LP for natural gas assets (1)	$297,778	$294,661	1%	$599,283	$571,190	5%
Adjusted gross margin for crude, NGL and produced water assets (2)	35,770	34,593	3%	65,821	69,288	(5)%
Adjusted gross margin attributable to Western Gas Partners, LP (3)	333,548	329,254	1%	665,104	640,478	4%
Adjusted gross margin per Mcf attributable to Western Gas Partners, LP for natural gas assets (4)	0.94	0.84	12%	0.89	0.82	9%
Adjusted gross margin per Bbl for crude, NGL and produced water assets (5)	2.15	2.03	6%	2.07	2.05	1%
Adjusted EBITDA attributable to Western Gas Partners, LP (3)	274,835	250,565	10%	529,829	481,664	10%
Distributable cash flow (3)	247,225	199,349	24%	463,728	391,287	19%

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

(2)
Adjusted gross margin for crude, NGL and produced water assets is calculated as total revenues and other for crude, NGL and produced water assets, less reimbursements for electricity-related expenses recorded as revenue and cost of product for crude, NGL and produced water assets, plus distributions from our equity investments in White Cliffs, the Mont Belvieu JV, and the TEFR Interests. See the reconciliation of Adjusted gross margin for crude, NGL and produced water assets to its most comparable GAAP measure below.

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

(5)	Average for period. Calculated as Adjusted gross margin for crude, NGL and produced water assets, divided by total throughput (MBbls/d) for crude, NGL and produced water assets.

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
Adjusted gross margin increased by $4.3 million and $24.6 million for the three and six months ended June 30, 2017, respectively, primarily due to (i) an increase in throughput at the DBM complex and (ii) an increase in processed volumes at the DJ Basin complex. These increases were partially offset by decreases from (i) the Property Exchange in March 2017, (ii) lower throughput at the Springfield and Marcellus Interest systems, (iii) the partial equity treatment of our above-market swap agreements at the MGR assets beginning January 1, 2017, and (iv) the sale of the Hugoton system in October 2016.

To facilitate investor and industry analyst comparisons between us and our peers, we also disclose Adjusted gross margin per Mcf attributable to Western Gas Partners, LP for natural gas assets and Adjusted gross margin per Bbl for crude, NGL and produced water assets. Adjusted gross margin per Mcf attributable to Western Gas Partners, LP for natural gas assets increased by $0.10 and $0.07 for the three and six months ended June 30, 2017, respectively, primarily due to the Property Exchange in March 2017 and increased throughput at the DBM complex. Adjusted gross margin per Bbl for crude, NGL and produced water assets increased by $0.12 and $0.02 for the three and six months ended June 30, 2017, respectively, primarily due to higher distributions received from the Mont Belvieu JV.

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

Adjusted EBITDA increased by $24.3 million for the three months ended June 30, 2017, primarily due to a $96.8 million increase in total revenues and other, a $21.5 million increase in business interruption proceeds, and a $4.4 million increase in distributions from equity investments. These amounts were partially offset by a $98.3 million increase in cost of product (net of lower of cost or market inventory adjustments).
Adjusted EBITDA increased by $48.2 million for the six months ended June 30, 2017, primarily due to a $229.8 million increase in total revenues and other, a $27.3 million increase in business interruption proceeds, a $2.3 million increase in distributions from equity investments, a $1.7 million decrease in net income attributable to noncontrolling interest, and a $1.5 million decrease in operation and maintenance expenses. These amounts were partially offset by a $211.2 million increase in cost of product (net of lower of cost or market inventory adjustments), a $1.8 million increase in property and other tax expense, and a $1.4 million increase in general and administrative expenses excluding non-cash equity-based compensation expense.

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
Distributable cash flow increased by $47.9 million for the three months ended June 30, 2017, primarily due to a $24.3 million increase in Adjusted EBITDA, a $14.1 million decrease in Series A Preferred unit distributions, a $9.7 million decrease in cash paid for maintenance capital expenditures, and a $6.8 million increase in the above-market component of the swap agreements with Anadarko. These amounts were partially offset by a $7.0 million increase in net cash paid for interest expense.
Distributable cash flow increased by $72.4 million for the six months ended June 30, 2017, primarily due to a $48.2 million increase in Adjusted EBITDA, a $17.5 million decrease in cash paid for maintenance capital expenditures, a $12.3 million increase in the above-market component of the swap agreements with Anadarko, and an $8.5 million decrease in Series A Preferred unit distributions. These amounts were partially offset by a $13.9 million increase in net cash paid for interest expense.

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

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2017	2016	2017	2016
Reconciliation of Operating income (loss) to Adjusted gross margin attributable to Western Gas Partners, LP
Operating income (loss)	$207,608	$176,362	$346,000	$329,765
Add:
Distributions from equity investments	28,856	24,491	51,423	49,130
Operation and maintenance	76,148	75,173	149,908	151,386
General and administrative	10,585	10,883	23,244	22,160
Property and other taxes	11,924	12,078	24,218	22,428
Depreciation and amortization	74,031	67,305	143,733	132,400
Impairments	3,178	2,403	167,920	8,921
Less:
Gain (loss) on divestiture and other, net	15,458	(1,907)	134,945	(2,539)
Proceeds from business interruption insurance claims	24,115	2,603	29,882	2,603
Equity income, net – affiliates	21,728	19,693	41,189	36,507
Reimbursed electricity-related charges recorded as revenues	14,046	14,869	28,015	30,537
Adjusted gross margin attributable to noncontrolling interest	3,435	4,183	7,311	8,604
Adjusted gross margin attributable to Western Gas Partners, LP	$333,548	$329,254	$665,104	$640,478
Adjusted gross margin attributable to Western Gas Partners, LP for natural gas assets	$297,778	$294,661	$599,283	$571,190
Adjusted gross margin for crude, NGL and produced water assets	35,770	34,593	65,821	69,288

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2017	2016	2017	2016
Reconciliation of Net income (loss) attributable to Western Gas Partners, LP to Adjusted EBITDA attributable to Western Gas Partners, LP
Net income (loss) attributable to Western Gas Partners, LP	$173,451	$164,521	$275,340	$280,581
Add:
Distributions from equity investments	28,856	24,491	51,423	49,130
Non-cash equity-based compensation expense	975	1,246	2,221	2,549
Interest expense	35,746	12,883	71,250	44,919
Income tax expense	843	326	4,395	6,959
Depreciation and amortization (1)	73,352	66,650	142,401	131,089
Impairments	3,178	2,403	167,920	8,921
Other expense (1)	95	56	140	56
Less:
Gain (loss) on divestiture and other, net	15,458	(1,907)	134,945	(2,539)
Equity income, net – affiliates	21,728	19,693	41,189	36,507
Interest income – affiliates	4,225	4,225	8,450	8,450
Other income (1)	250	—	677	122
Adjusted EBITDA attributable to Western Gas Partners, LP	$274,835	$250,565	$529,829	$481,664
Reconciliation of Net cash provided by operating activities to Adjusted EBITDA attributable to Western Gas Partners, LP
Net cash provided by operating activities	$240,536	$157,363	$433,152	$393,866
Interest (income) expense, net	31,521	8,658	62,800	36,469
Uncontributed cash-based compensation awards	(209)	86	(172)	158
Accretion and amortization of long-term obligations, net	(1,038)	14,522	(2,139)	9,055
Current income tax (benefit) expense	204	198	628	4,979
Other (income) expense, net	(253)	53	(683)	(71)
Distributions from equity investments in excess of cumulative earnings – affiliates	5,768	5,827	9,221	10,611
Changes in operating working capital:
Accounts receivable, net	(10,876)	45,800	(9,363)	33,242
Accounts and imbalance payables and accrued liabilities, net	12,035	20,205	41,975	2,227
Other	(131)	1,309	(116)	(1,739)
Adjusted EBITDA attributable to noncontrolling interest	(2,722)	(3,456)	(5,474)	(7,133)
Adjusted EBITDA attributable to Western Gas Partners, LP	$274,835	$250,565	$529,829	$481,664
Cash flow information of Western Gas Partners, LP
Net cash provided by operating activities			$433,152	$393,866
Net cash used in investing activities			(363,131)	(952,824)
Net cash provided by (used in) financing activities			(239,749)	618,692

(1)	Includes our 75% share of depreciation and amortization; other expense; and other income attributable to the Chipeta complex.

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except Coverage ratio	2017		2016	2017		2016
Reconciliation of Net income (loss) attributable to Western Gas Partners, LP to Distributable cash flow and calculation of the Coverage ratio
Net income (loss) attributable to Western Gas Partners, LP	$173,451		$164,521	$275,340		$280,581
Add:
Distributions from equity investments	28,856		24,491	51,423		49,130
Non-cash equity-based compensation expense	975		1,246	2,221		2,549
Non-cash settled - interest expense, net (1)	—		(15,461)	71		(10,924)
Income tax (benefit) expense	843		326	4,395		6,959
Depreciation and amortization (2)	73,352		66,650	142,401		131,089
Impairments	3,178		2,403	167,920		8,921
Above-market component of swap agreements with Anadarko (3)	16,373		9,552	28,670		16,365
Other expense (2)	95		56	140		56
Less:
Gain (loss) on divestiture and other, net	15,458		(1,907)	134,945		(2,539)
Equity income, net – affiliates	21,728		19,693	41,189		36,507
Cash paid for maintenance capital expenditures (2)	11,402		21,085	22,524		39,982
Capitalized interest	1,060		1,482	1,876		3,331
Cash paid for (reimbursement of) income taxes	—		—	189		67
Series A Preferred unit distributions	—		14,082	7,453		15,969
Other income (2)	250		—	677		122
Distributable cash flow	$247,225		$199,349	$463,728		$391,287
Distributions declared (4)
Limited partners – common units	$135,816			$259,745
General partner	71,675			136,499
Total	$207,491			$396,244
Coverage ratio	1.19	x		1.17	x

(1)
Includes amounts related to the Deferred purchase price obligation - Anadarko. See Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

(2)	Includes our 75% share of depreciation and amortization; other expense; cash paid for maintenance capital expenditures; and other income attributable to the Chipeta complex.

(3)	See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

(4)	Reflects cash distributions of $0.890 and $1.765 per unit declared for the three and six months ended June 30, 2017, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash requirements are for acquisitions and capital expenditures, debt service, customary operating expenses, quarterly distributions to our limited partners and general partner, and distributions to our noncontrolling interest owner. Our sources of liquidity as of June 30, 2017, included cash and cash equivalents, cash flows generated from operations, interest income on our $260.0 million note receivable from Anadarko, available borrowing capacity under our RCF, and issuances of additional equity or debt securities. We believe that cash flows generated from these sources will be sufficient to satisfy our short-term working capital requirements and long-term maintenance and expansion capital expenditure requirements. The amount of future distributions to unitholders will depend on our results of operations, financial condition, capital requirements and other factors, including the extension of our commodity price swap agreements, and will be determined by the Board of Directors on a quarterly basis. Due to our cash distribution policy, we expect to rely on external financing sources, including equity and debt issuances, to fund expansion capital expenditures and future acquisitions. However, to limit interest expense, we may use operating cash flows to fund expansion capital expenditures or acquisitions, which could result in subsequent borrowings under our RCF to pay distributions or fund other short-term working capital requirements.
During the second quarter of 2017, we reached a settlement with insurers related to the insurance claim filed for the incident at the DBM complex and final proceeds were received. Recoveries from the business interruption claim related to the DBM outage are recognized as income when cash proceeds are received from insurers. During the six months ended June 30, 2017, we received $52.9 million in cash proceeds from insurers in final settlement of our claims related to the incident at the DBM complex, including $29.9 million for business interruption insurance claims and $23.0 million for property insurance claims (see Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q).
Our partnership agreement requires that we distribute all of our available cash (as defined in the partnership agreement) to unitholders of record on the applicable record date within 45 days of the end of each quarter. We have made cash distributions to our unitholders each quarter since our IPO and have increased our quarterly distribution each quarter since the second quarter of 2009. The Board of Directors declared a cash distribution to our unitholders for the second quarter of 2017 of $0.890 per unit, or $207.5 million in aggregate, including incentive distributions, but excluding distributions on Class C units. The cash distribution is payable on August 11, 2017, to unitholders of record at the close of business on July 31, 2017. In connection with the closing of the DBM acquisition in November 2014, we issued Class C units that will receive distributions in the form of additional Class C units until March 1, 2020, unless earlier converted (see Note 3—Partnership Distributions in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q). The Class C unit distribution, if paid in cash, would have been $11.3 million for the second quarter of 2017. In 2016, we issued Series A Preferred units to private investors that received quarterly distributions in cash equal to $0.68 per Series A Preferred unit, subject to certain adjustments (see Note 3—Partnership Distributions in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q). Effective as of May 2, 2017, the remaining Series A Preferred units converted into common units on a one-for-one basis. Such converted common units are entitled to distributions made to common unitholders, as described above, with respect to the second quarter of 2017.
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

Working capital. As of June 30, 2017, we had $57.4 million of working capital, which we define as the amount by which current assets exceed current liabilities. Working capital is an indication of our liquidity and potential need for short-term funding. Our working capital requirements are driven by changes in accounts receivable and accounts payable and factors such as credit extended to, and the timing of collections from, our customers, and the level and timing of our spending for maintenance and expansion activity. As of June 30, 2017, we had $1.035 billion available for borrowing under our RCF. See Note 9—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

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

Capital expenditures in the consolidated statements of cash flows reflect capital expenditures on a cash basis, when payments are made. Capital incurred is presented on an accrual basis. Capital expenditures as presented in the consolidated statements of cash flows and capital incurred were as follows:

	Six Months Ended June 30,
thousands	2017	2016
Acquisitions	$159,197	$715,199

Expansion capital expenditures	$236,538	$212,081
Maintenance capital expenditures	22,599	39,988
Total capital expenditures (1) (2)	$259,137	$252,069

Capital incurred (2)	$279,921	$261,342

(1)	Capital expenditures for the six months ended June 30, 2017 and 2016, are presented net of $1.3 million and $3.9 million, respectively, of contributions in aid of construction costs from affiliates.

(2)	For the six months ended June 30, 2017 and 2016, included $1.9 million and $3.3 million, respectively, of capitalized interest.

Acquisitions during 2017 included the Additional DBJV System Interest and equipment purchases from Anadarko. Acquisitions during 2016 included Springfield and equipment purchases from Anadarko. See Note 2—Acquisitions and Divestitures and Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
Capital expenditures, excluding acquisitions, increased by $7.1 million for the six months ended June 30, 2017. Expansion capital expenditures increased by $24.5 million (including a $1.5 million decrease in capitalized interest) for the six months ended June 30, 2017, primarily due to an increase of $43.9 million due to the construction of two produced-water disposal systems, $36.9 million for purchases of long lead items related to the future construction of the Mentone plant, $20.4 million at the DBJV system and $5.5 million at the DJ Basin complex. These increases were partially offset by decreases of $71.0 million at the DBM complex and $7.5 million at the Haley system. Maintenance capital expenditures decreased by $17.4 million for the six months ended June 30, 2017, primarily due to repairs made in 2016 at the DBM complex as a result of the DBM outage. In addition, maintenance capital expenditures decreased at the MGR assets due to timing of expenditures and at the Non-Operated Marcellus Interest systems due to the Property Exchange in March 2017.

Historical cash flow. The following table and discussion present a summary of our net cash flows provided by (used in) operating activities, investing activities and financing activities:

	Six Months Ended June 30,
thousands	2017	2016
Net cash provided by (used in):
Operating activities	$433,152	$393,866
Investing activities	(363,131)	(952,824)
Financing activities	(239,749)	618,692
Net increase (decrease) in cash and cash equivalents	$(169,728)	$59,734

Operating Activities. Net cash provided by operating activities during the six months ended June 30, 2017 and 2016, increased primarily due to the impact of changes in working capital items. Refer to Operating Results within this Item 2 for a discussion of our results of operations as compared to the prior periods.

Investing Activities. Net cash used in investing activities for the six months ended June 30, 2017, included the following:

•
$259.1 million of capital expenditures, net of $1.3 million of contributions in aid of construction costs from affiliates, primarily related to construction and expansion at the DBM complex and DBJV system, and purchases of long lead items related to the future construction of the Mentone plant, all located in West Texas;

•	$155.3 million of cash consideration paid as part of the Property Exchange;

•	$3.9 million of cash paid for equipment purchases from Anadarko;

•	$23.3 million of net proceeds from the sale of the Helper and Clawson systems in Utah;

•	$23.0 million of proceeds from property insurance claims attributable to the DBM outage; and

•	$9.2 million of distributions from equity investments in excess of cumulative earnings.

Net cash used in investing activities for the six months ended June 30, 2016, included the following:

•	$712.5 million of cash paid for the acquisition of Springfield;

•
$252.1 million of capital expenditures, net of $3.9 million of contributions in aid of construction costs from affiliates, primarily related to plant construction and expansion at the DBM and DJ Basin complexes and the DBJV system;

•	$2.7 million of cash paid for equipment purchases from Anadarko;

•	$10.6 million of distributions from equity investments in excess of cumulative earnings; and

•	$2.9 million of proceeds from property insurance claims attributable to the DBM outage.

Financing Activities. Net cash used in financing activities for the six months ended June 30, 2017, included the following:

•	$381.8 million of distributions paid to our unitholders;

•	$37.3 million of cash paid to Anadarko for the settlement of the Deferred purchase price obligation - Anadarko;

•	$6.4 million of distributions paid to the noncontrolling interest owner of Chipeta;

•	$160.0 million of borrowings under our RCF, which were used for general partnership purposes; and

•	$28.7 million of capital contribution from Anadarko related to the above-market component of swap agreements.

Net cash provided by financing activities for the six months ended June 30, 2016, included the following:

•	$440.0 million of net proceeds from the issuance of 14,030,611 Series A Preferred units in March 2016, all of which was used to fund a portion of the acquisition of Springfield;

•	$530.0 million of borrowings under our RCF, which were used to fund a portion of the Springfield acquisition and for general partnership purposes, including funding capital expenditures;

•
$246.9 million of net proceeds from the issuance of 7,892,220 Series A Preferred units in April 2016, all of which was used to pay down amounts borrowed under our RCF in connection with the acquisition of Springfield;

•	$25.0 million of net proceeds from the sale of common units to WGP, all of which was used to fund a portion of the acquisition of Springfield;

•	$16.4 million of capital contribution from Anadarko related to the above-market component of swap agreements;

•	$313.4 million of distributions paid to our unitholders;

•	$290.0 million of repayments of outstanding borrowings under our RCF;

•	$27.5 million of net distributions paid to Anadarko representing pre-acquisition intercompany transactions attributable to Springfield; and

•	$7.5 million of distributions paid to the noncontrolling interest owner of Chipeta.

Debt and credit facility. At June 30, 2017, our debt consisted of $500.0 million aggregate principal amount of the 2021 Notes, $670.0 million aggregate principal amount of the 2022 Notes, $350.0 million aggregate principal amount of the 2018 Notes, $600.0 million aggregate principal amount of the 2044 Notes, $500.0 million aggregate principal amount of the 2025 Notes, $500.0 million aggregate principal amount of the 2026 Notes and $160.0 million of borrowings outstanding under our RCF. As of June 30, 2017, the carrying value of our outstanding debt was $3.3 billion. See Note 9—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Senior Notes. At June 30, 2017, we were in compliance with all covenants under the indentures governing our outstanding notes.

Revolving credit facility. As of June 30, 2017, we had $160.0 million of outstanding RCF borrowings and $4.9 million in outstanding letters of credit, resulting in $1.035 billion available for borrowing under the RCF, which matures in February 2020. At June 30, 2017, the interest rate on the RCF was 2.53%, the facility fee rate was 0.20% and we were in compliance with all covenants under the RCF.

Deferred purchase price obligation - Anadarko. Prior to our agreement with Anadarko to settle our deferred purchase price obligation early, the consideration that would have been paid for the March 2015 acquisition of DBJV from Anadarko consisted of a cash payment to Anadarko due on March 31, 2020. The cash payment would have been equal to (a) eight multiplied by the average of our share in the Net Earnings (see definition below) of DBJV for the calendar years 2018 and 2019, less (b) our share of all capital expenditures incurred for DBJV between March 1, 2015, and February 29, 2020. Net Earnings was defined as all revenues less cost of product, operating expenses and property taxes, in each case attributable to DBJV on an accrual basis. In May 2017, we reached an agreement with Anadarko to settle this obligation whereby we made a cash payment to Anadarko of $37.3 million, equal to the net present value of the obligation at March 31, 2017. See Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Securities. We may issue an indeterminate amount of common units and various debt securities under our effective shelf registration statement on file with the SEC. We may also issue common units under the $500.0 million COP, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of our offerings.
We have an effective registration statement with the SEC relating to the public resale of the common units issued upon conversion of the Series A Preferred units. See Note 4—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for a discussion of the Series A Preferred units.

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

CONTRACTUAL OBLIGATIONS

Our contractual obligations include, among other things, a revolving credit facility, other third-party long-term debt, capital obligations related to our expansion projects and various operating leases. Refer to Note 9—Debt and Interest Expense and Note 10—Commitments and Contingencies in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for an update to our contractual obligations as of June 30, 2017, including, but not limited to, increases in committed capital.

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

Interest rate risk. In June 2017, the Federal Open Market Committee raised the target range for the federal funds rate from 3/4 to one percent to one to 1 1/4 percent. This increase, and any future increases, in the federal funds rate will ultimately result in an increase in our financing costs. As of June 30, 2017, we had $160.0 million of outstanding borrowings under our RCF (which bears interest at a rate based on LIBOR or, at our option, an alternative base rate). A 10% change in LIBOR would have resulted in a nominal change in net income (loss) and the fair value of the borrowings under the RCF at June 30, 2017.
We may incur additional variable-rate debt in the future, either under our RCF or other financing sources, including commercial bank borrowings or debt issuances.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer of the Partnership’s general partner (for purposes of this Item 4, “Management”) performed an evaluation of the Partnership’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, Management concluded that the Partnership’s disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Kerr-McGee Gathering LLC (“KMGG”), a wholly owned subsidiary of the Partnership, is currently in negotiations with the U.S. Environmental Protection Agency (the “EPA”) and the Department of Justice with respect to alleged non-compliance with the leak detection and repair requirements of the federal Clean Air Act at its Fort Lupton facility in the DJ Basin complex.
Also, WGR Operating, LP, another wholly owned subsidiary of the Partnership, is currently in negotiations with the EPA with respect to alleged non-compliance with the leak detection and repair requirements of the federal Clean Air Act at its Granger, Wyoming facility. Although management cannot predict the outcome of settlement discussions in these matters, management believes that it is reasonably likely a resolution of these matters will result in a fine or penalty for each matter in excess of $100,000.
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Series A Preferred units. In connection with the early conversion of the Series A Preferred units into common units on a one-for-one basis on March 1, 2017, and May 2, 2017, we issued 10,961,415 and 10,961,416 common units, respectively, in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof.

PIK Class C units. During the three and six months ended June 30, 2017, in connection with the quarterly distribution for the Class C units, we issued the following additional Class C units (“PIK Class C units”) to APC Midstream Holdings, LLC, a subsidiary of Anadarko and the holder of the Class C units:

thousands except unit amounts Quarters Ended	PIK Class C Units	Implied Fair Value	Date of Distribution
2016
December 31	178,977	$10,719	February 2017
2017
March 31	206,218	$12,355	May 2017

No proceeds were received as consideration for the issuance of the PIK Class C units. The PIK Class C units were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act. All outstanding Class C units will convert into common units on a one-for-one basis on March 1, 2020 unless we elect to convert such units earlier or Anadarko extends the conversion date. For more information, see Note 4—Equity and Partners’ Capital in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Item 5.  Other Information

Because this Form 10-Q is being filed within four business days from the date of the reportable event, we have elected to make the following disclosure in this Form 10-Q instead of in a Current Report on Form 8-K under Item 1.01.

Amendment of Wattenberg Gas Gathering Agreement

On July 24, 2017, KMGG and Kerr-McGee Oil & Gas Onshore LP, a wholly owned subsidiary of Anadarko (“KMOG”), entered into an amendment (the “Amendment”) to the Gas Gathering Agreement (“Gathering Agreement”) between them, under which KMGG gathers natural gas for KMOG in the Wattenberg field, located in the DJ Basin, north and west of Denver, Colorado. The Amendment, among other things, extends the term of the Gathering Agreement to coincide with the term of certain volume commitments from KMOG made in a separate processing arrangement. Management expects that the extended term of the Gathering Agreement will expire on or about December 31, 2027.
The foregoing description is qualified in its entirety by reference to the full text of the Amendment, a copy of which is filed with this Quarterly Report on Form 10-Q as Exhibit 10.1, and the full text of the Gathering Agreement, a copy of which is filed with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014 as Exhibit 10.23.

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

2.12#
Amendment No. 1 to Purchase and Sale Agreement, dated as of May 22, 2017, by and between WGR Asset Holding Company LLC and Delaware Basin Midstream, LLC (incorporated by reference to Exhibit 2.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on May 23, 2017, File No. 001-34046).

2.13#
Contribution Agreement, dated as of February 24, 2016, by and among WGR Asset Holding Company, LLC, APC Midstream Holdings, LLC, Western Gas Partners, LP, Western Gas Operating, LLC, WGR Operating, LP and Anadarko Petroleum Corporation (incorporated by reference to Exhibit 2.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on March 1, 2016, File No. 001-34046).

2.14#
Interest Swap and Purchase Agreement, dated February 9, 2017, among Western Gas Partners, LP, WGR Operating, LP, Delaware Basin JV Gathering, LLC, Williams Partners L.P., Williams Midstream Gas Services LLC and Appalachia Midstream Services, L.L.C. (incorporated by reference to Exhibit 2.1 to Western Gas Partners, LP’s Current Report on Form 8-K filed on February 9, 2017, File No. 001-34046).

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

10.1†	Amendment to Gas Gathering Agreement effective August 1, 2017, between Kerr-McGee Gathering LLC and Kerr-McGee Oil and Gas Onshore LP.

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

#	Pursuant to Item 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.
†	Portions of this exhibit were omitted pursuant to a request for confidential treatment. The omitted portions were filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WESTERN GAS PARTNERS, LP

July 26, 2017

/s/ Benjamin M. Fink
Benjamin M. Fink President and Chief Executive Officer Western Gas Holdings, LLC (as general partner of Western Gas Partners, LP)

July 26, 2017

/s/ Jaime R. Casas
Jaime R. Casas Senior Vice President, Chief Financial Officer and Treasurer Western Gas Holdings, LLC (as general partner of Western Gas Partners, LP)