Form 10-Q
period 2017-09-30
Western Gas Partners LP
filed 2017-11-01
CIK 1414475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
There were 152,602,105 common units outstanding as of October 30, 2017.

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
DBM water systems: Two produced-water disposal systems in West Texas.
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

PART I.  FINANCIAL INFORMATION (UNAUDITED)

Item 1.  Financial Statements

WESTERN GAS PARTNERS, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands except per-unit amounts	2017	2016	2017	2016
Revenues and other – affiliates
Gathering, processing and transportation	$157,303	$189,465	$484,601	$563,916
Natural gas and natural gas liquids sales	185,002	135,847	489,172	336,385
Other	8,822	—	8,822	—
Total revenues and other – affiliates	351,127	325,312	982,595	900,301
Revenues and other – third parties
Gathering, processing and transportation	148,884	125,727	428,835	346,416
Natural gas and natural gas liquids sales	74,139	28,189	201,318	43,200
Other	545	2,417	3,590	3,533
Total revenues and other – third parties	223,568	156,333	633,743	393,149
Total revenues and other	574,695	481,645	1,616,338	1,293,450
Equity income, net – affiliates	21,519	20,294	62,708	56,801
Operating expenses
Cost of product (1)	239,223	145,643	631,859	326,959
Operation and maintenance (1)	79,536	74,755	229,444	226,141
General and administrative (1)	12,158	11,382	35,402	33,542
Property and other taxes	11,215	10,670	35,433	33,098
Depreciation and amortization	72,539	67,246	216,272	199,646
Impairments	2,159	2,392	170,079	11,313
Total operating expenses	416,830	312,088	1,318,489	830,699
Gain (loss) on divestiture and other, net	72	(6,230)	135,017	(8,769)
Proceeds from business interruption insurance claims	—	13,667	29,882	16,270
Operating income (loss)	179,456	197,288	525,456	527,053
Interest income – affiliates	4,225	4,225	12,675	12,675
Interest expense (2)	(35,544)	(30,768)	(106,794)	(75,687)
Other income (expense), net	286	153	969	224
Income (loss) before income taxes	148,423	170,898	432,306	464,265
Income tax (benefit) expense	510	472	4,905	7,431
Net income (loss)	147,913	170,426	427,401	456,834
Net income attributable to noncontrolling interest	4,407	2,680	8,555	8,507
Net income (loss) attributable to Western Gas Partners, LP	$143,506	$167,746	$418,846	$448,327
Limited partners’ interest in net income (loss):
Net income (loss) attributable to Western Gas Partners, LP	$143,506	$167,746	$418,846	$448,327
Pre-acquisition net (income) loss allocated to Anadarko	—	—	—	(11,326)
Series A Preferred units interest in net (income) loss	—	(25,539)	(42,373)	(50,989)
General partner interest in net (income) loss (3)	(78,376)	(60,551)	(222,903)	(174,332)
Common and Class C limited partners’ interest in net income (loss) (3)	65,130	81,656	153,570	211,680
Net income (loss) per common unit – basic and diluted (4)	$0.38	$0.54	$0.91	$1.39

(1)
Cost of product includes product purchases from Anadarko (as defined in Note 1) of $22.9 million and $60.5 million for the three and nine months ended September 30, 2017, respectively, and $21.3 million and $68.0 million for the three and nine months ended September 30, 2016, respectively. Operation and maintenance includes charges from Anadarko of $18.1 million and $53.7 million for the three and nine months ended September 30, 2017, respectively, and $15.1 million and $50.7 million for the three and nine months ended September 30, 2016, respectively. General and administrative includes charges from Anadarko of $10.1 million and $29.0 million for the three and nine months ended September 30, 2017, respectively, and $9.5 million and $27.6 million for the three and nine months ended September 30, 2016, respectively. See Note 5.

(2)
Includes affiliate (as defined in Note 1) amounts of zero and $(0.1) million for the three and nine months ended September 30, 2017, respectively, and $1.2 million and $12.1 million for the three and nine months ended September 30, 2016, respectively. See Note 2 and Note 9.

(3)	Represents net income (loss) earned on and subsequent to the date of acquisition of the Partnership assets (as defined in Note 1). See Note 4.

(4)	See Note 4 for the calculation of net income (loss) per common unit.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS PARTNERS, LP
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

thousands except number of units	September 30, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$152,435	$357,925
Accounts receivable, net (1)	192,530	223,223
Other current assets	13,381	12,866
Total current assets	358,346	594,014
Note receivable – Anadarko	260,000	260,000
Property, plant and equipment
Cost	7,582,178	6,861,942
Less accumulated depreciation	2,074,464	1,812,010
Net property, plant and equipment	5,507,714	5,049,932
Goodwill	417,610	417,610
Other intangible assets	782,376	803,698
Equity investments	573,622	594,208
Other assets	14,643	13,566
Total assets	$7,914,311	$7,733,028
LIABILITIES, EQUITY AND PARTNERS’ CAPITAL
Current liabilities
Accounts and imbalance payables (2)	$302,848	$247,076
Accrued ad valorem taxes	33,020	23,121
Accrued liabilities (3)	57,496	45,108
Total current liabilities	393,364	315,305
Long-term debt	3,343,886	3,091,461
Deferred income taxes	10,284	6,402
Asset retirement obligations and other	146,248	142,641
Deferred purchase price obligation – Anadarko (4)	—	41,440
Total long-term liabilities	3,500,418	3,281,944
Total liabilities	3,893,782	3,597,249
Equity and partners’ capital
Series A Preferred units (zero and 21,922,831 units issued and outstanding at September 30, 2017, and December 31, 2016, respectively) (5)	—	639,545
Common units (152,602,105 and 130,671,970 units issued and outstanding at September 30, 2017, and December 31, 2016, respectively)	3,012,424	2,536,872
Class C units (12,977,633 and 12,358,123 units issued and outstanding at September 30, 2017, and December 31, 2016, respectively) (6)	771,856	750,831
General partner units (2,583,068 units issued and outstanding at September 30, 2017, and December 31, 2016)	172,180	143,968
Total partners’ capital	3,956,460	4,071,216
Noncontrolling interest	64,069	64,563
Total equity and partners’ capital	4,020,529	4,135,779
Total liabilities, equity and partners’ capital	$7,914,311	$7,733,028

(1)
Accounts receivable, net includes amounts receivable from affiliates (as defined in Note 1) of $78.4 million and $76.6 million as of September 30, 2017, and December 31, 2016, respectively. Accounts receivable, net as of December 31, 2016, also includes an insurance claim receivable related to an incident at the DBM complex. See Note 1.

(2)	Accounts and imbalance payables includes affiliate amounts of $0.2 million and zero as of September 30, 2017, and December 31, 2016, respectively.

(3)	Accrued liabilities includes affiliate amounts of $0.3 million and zero as of September 30, 2017, and December 31, 2016, respectively.

(4)	See Note 2.

(5)	The Series A Preferred units converted into common units on a one-for-one basis in 2017. See Note 4.

(6)
The Class C units will convert into common units on a one-for-one basis on March 1, 2020, unless the Partnership elects to convert such units earlier or Anadarko extends the conversion date. See Note 4.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS PARTNERS, LP
CONSOLIDATED STATEMENT OF EQUITY AND PARTNERS’ CAPITAL
(UNAUDITED)

	Partners’ Capital
thousands	Net Investment by Anadarko	Common Units	Class C Units	Series A Preferred Units	General Partner Units	Noncontrolling Interest	Total
Balance at December 31, 2016	$—	$2,536,872	$750,831	$639,545	$143,968	$64,563	$4,135,779
Net income (loss)	—	171,075	17,415	7,453	222,903	8,555	427,401
Above-market component of swap agreements with Anadarko (1)	—	46,719	—	—	—	—	46,719
Conversion of Series A Preferred units into common units (2)	—	686,936	—	(686,936)	—	—	—
Amortization of beneficial conversion feature of Class C units and Series A Preferred units	—	(65,909)	3,610	62,299	—	—	—
Distributions to noncontrolling interest owner	—	—	—	—	—	(9,049)	(9,049)
Distributions to unitholders	—	(372,123)	—	(22,361)	(194,778)	—	(589,262)
Acquisitions from affiliates	(30)	30	—	—	—	—	—
Revision to Deferred purchase price obligation – Anadarko (3)	—	4,165	—	—	—	—	4,165
Contributions of equity-based compensation from Anadarko	—	3,249	—	—	66	—	3,315
Net pre-acquisition contributions from (distributions to) Anadarko	30	—	—	—	—	—	30
Net contributions from (distributions to) Anadarko of other assets	—	1,352	—	—	21	—	1,373
Other	—	58	—	—	—	—	58
Balance at September 30, 2017	$—	$3,012,424	$771,856	$—	$172,180	$64,069	$4,020,529

(1)	See Note 5.

(2)	See Note 4.

(3)	See Note 2.

See accompanying Notes to Consolidated Financial Statements.

WESTERN GAS PARTNERS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
thousands	2017	2016
Cash flows from operating activities
Net income (loss)	$427,401	$456,834
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	216,272	199,646
Impairments	170,079	11,313
Non-cash equity-based compensation expense	3,573	3,570
Deferred income taxes	3,882	2,321
Accretion and amortization of long-term obligations, net	3,194	(9,176)
Equity income, net – affiliates	(62,708)	(56,801)
Distributions from equity investment earnings – affiliates	64,313	59,671
(Gain) loss on divestiture and other, net	(135,017)	8,769
Lower of cost or market inventory adjustments	140	41
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(46,972)	(41,108)
Increase (decrease) in accounts and imbalance payables and accrued liabilities, net	4,007	24,103
Change in other items, net	(3,065)	(1,445)
Net cash provided by operating activities	645,099	657,738
Cash flows from investing activities
Capital expenditures	(419,193)	(372,725)
Contributions in aid of construction costs from affiliates	1,386	4,927
Acquisitions from affiliates	(3,910)	(716,465)
Acquisitions from third parties	(155,298)	—
Investments in equity affiliates	(384)	139
Distributions from equity investments in excess of cumulative earnings – affiliates	16,255	16,592
Proceeds from the sale of assets to affiliates	—	623
Proceeds from the sale of assets to third parties	23,370	7,819
Proceeds from property insurance claims	22,977	18,398
Net cash used in investing activities	(514,797)	(1,040,692)
Cash flows from financing activities
Borrowings, net of debt issuance costs	249,989	1,094,600
Repayments of debt	—	(880,000)
Settlement of the Deferred purchase price obligation – Anadarko (1)	(37,346)	—
Increase (decrease) in outstanding checks	3,310	(1,070)
Proceeds from the issuance of common units, net of offering expenses	(183)	25,000
Proceeds from the issuance of Series A Preferred units, net of offering expenses	—	686,937
Distributions to unitholders (2)	(589,262)	(490,289)
Distributions to noncontrolling interest owner	(9,049)	(11,257)
Net contributions from (distributions to) Anadarko	30	(29,335)
Above-market component of swap agreements with Anadarko (2)	46,719	34,782
Net cash provided by (used in) financing activities	(335,792)	429,368
Net increase (decrease) in cash and cash equivalents	(205,490)	46,414
Cash and cash equivalents at beginning of period	357,925	98,033
Cash and cash equivalents at end of period	$152,435	$144,447
Supplemental disclosures
Accretion expense and revisions to the Deferred purchase price obligation – Anadarko (1)	$(4,094)	$(172,249)
Net distributions to (contributions from) Anadarko of other assets	(1,373)	581
Interest paid, net of capitalized interest	97,811	82,529
Taxes paid	189	67
Accrued capital expenditures	165,732	49,328
Fair value of properties and equipment from non-cash third party transactions (1)	551,453	—

(1)	See Note 2.

(2)	See Note 5.

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
The Partnership is engaged in the business of gathering, compressing, treating, processing and transporting natural gas; gathering, stabilizing and transporting condensate, natural gas liquids (“NGLs”) and crude oil; and gathering and disposing of produced water. The Partnership provides these midstream services for Anadarko, as well as for third-party producers and customers. As of September 30, 2017, the Partnership’s assets and investments consisted of the following:

	Owned and Operated	Operated Interests	Non-Operated Interests	Equity Interests
Gathering systems	12	3	3	2
Treating facilities	19	3	—	3
Natural gas processing plants/trains	19	5	—	2
NGL pipelines	2	—	—	3
Natural gas pipelines	5	—	—	—
Oil pipelines	—	1	—	1

These assets and investments are located in the Rocky Mountains (Colorado, Utah and Wyoming), North-central Pennsylvania and Texas. During the second quarter of 2017, the Partnership commenced operation of two produced-water disposal systems in West Texas, which are included within Gathering systems in the table above. Train VI, an additional processing plant at the DBM complex, is expected to commence operations during the fourth quarter of 2017.

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

Presentation of Partnership assets. The term “Partnership assets” includes both the assets owned and the interests accounted for under the equity method (see Note 7) by the Partnership as of September 30, 2017. Because Anadarko controls the Partnership through its ownership and control of WGP, which owns the Partnership’s entire general partner interest, each acquisition of Partnership assets from Anadarko has been considered a transfer of net assets between entities under common control. As such, the Partnership assets acquired from Anadarko were initially recorded at Anadarko’s historic carrying value, which did not correlate to the total acquisition price paid by the Partnership. Further, after an acquisition of Partnership assets from Anadarko, the Partnership may be required to recast its financial statements to include the activities of such Partnership assets from the date of common control.

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
On December 3, 2015, there was an initial fire and secondary explosion at the processing facility within the Delaware Basin Midstream, LLC (“DBM”) complex. The majority of the damage from the incident was to the liquid handling facilities and the amine treating units at the inlet of the complex. Train II (with capacity of 100 MMcf/d) sustained the most damage of the processing trains and returned to service in December 2016. Train III (with capacity of 200 MMcf/d) experienced minimal damage and returned to full service in May 2016. During the quarter ended March 31, 2017, a $5.7 million loss was recorded in Gain (loss) on divestiture and other, net in the consolidated statements of operations, related to a change in the Partnership’s estimate of the amount that would be recovered under the property insurance claim based on further discussions with insurers. During the second quarter of 2017, the Partnership reached a settlement with insurers and final proceeds were received. As of September 30, 2017, and December 31, 2016, the consolidated balance sheets include receivables of zero and $30.0 million, respectively, for the property insurance claim related to the incident at the DBM complex. During the nine months ended September 30, 2017, the Partnership received $52.9 million in cash proceeds from insurers in final settlement of the Partnership’s claims related to the incident at the DBM complex, including $29.9 million in proceeds from business interruption insurance claims and $23.0 million in proceeds from property insurance claims.

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

Recently adopted accounting standards. Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business assists in determining whether a transaction should be accounted for as an acquisition or disposal of assets or a business. This ASU provides a screen that when substantially all of the fair value of the gross assets acquired, or disposed of, are concentrated in a single identifiable asset, or a group of similar identifiable assets, the assets will not be considered a business. If the screen is not met, the assets must include an input and a substantive process that together significantly contribute to the ability to create an output to be considered a business. The Partnership’s adoption of this ASU on January 1, 2017, using a prospective approach, could have a material impact on future consolidated financial statements as goodwill will not be allocated to divestitures or recorded on acquisitions that are not considered businesses.
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
ASU 2016-02, Leases (Topic 842) requires lessees to recognize a lease liability and a right-of-use asset for all leases, including operating leases, with a term greater than 12 months on the balance sheet. The provisions of ASU 2016-02 also modify the definition of a lease and outline the requirements for recognition, measurement, presentation, and disclosure of leasing arrangements by both lessees and lessors. The Partnership plans to elect certain practical expedients when implementing the new lease standard, which means the Partnership will not have to reassess the accounting for contracts that commenced prior to adoption. The Partnership has preliminarily determined its portfolio of leased assets and is reviewing all related contracts to determine the impact that adoption will have on its consolidated financial statements. The Partnership is also evaluating the impact of this ASU on its systems, processes, and internal controls. The Partnership will complete its evaluation in 2018 and adopt this new standard on January 1, 2019, using a modified retrospective approach for all comparative periods presented.

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

ASU 2014-09, Revenue from Contracts with Customers (Topic 606) supersedes current revenue recognition requirements and requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. Additional disclosures will be required to describe the nature, amount, timing and uncertainty of revenue and cash flows from contracts with customers. The Partnership has completed an initial review of contracts in each of its revenue streams and is developing accounting policies to address the provisions of the ASU. While the Partnership does not currently expect net income to be materially impacted, it has concluded that it is acting as an agent in the sale of certain volumes on behalf of its customers based on the requirements of the new ASU. This conclusion will result in the reduction of natural gas and natural gas liquids sales revenues and a corresponding reduction to cost of product expense related to its contracts with these customers. In addition, the Partnership expects to recognize revenue for commodities received as noncash consideration in exchange for services provided and revenue and associated cost of product expense for the subsequent sale of those same commodities. This recognition will result in an increase to revenues for gathering and processing activities and cost of product expense with no impact on net income. The Partnership expects to recognize additional revenues for certain customer contributions related to capital cost recoveries that were previously accounted for as a reduction to capitalized property, plant and equipment. The Partnership also expects changes in the timing of recognizing revenue for certain fees due to the fee structure of certain contracts. The Partnership continues to evaluate the impact of these and other provisions of the ASU on its accounting policies, internal controls, and consolidated financial statements. Although the Partnership has not finalized the quantitative impact of the new standard, based on the assessment completed to date, the Partnership does not expect the adoption of this standard will have a material impact on its net income. The Partnership will complete its evaluation during the fourth quarter of 2017 and will adopt this new standard on January 1, 2018, using the modified retrospective method with a cumulative adjustment to equity and partners’ capital.

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

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.  ACQUISITIONS AND DIVESTITURES (CONTINUED)

DBJV acquisition - Deferred purchase price obligation - Anadarko. Prior to the Partnership’s agreement with Anadarko to settle its deferred purchase price obligation early, the consideration that would have been paid by the Partnership for the March 2015 acquisition of Delaware Basin JV Gathering LLC (“DBJV”) from Anadarko, consisted of a cash payment to Anadarko due on March 31, 2020. The cash payment would have been equal to (a) eight multiplied by the average of the Partnership’s share in the Net Earnings (see definition below) of DBJV for the calendar years 2018 and 2019, less (b) the Partnership’s share of all capital expenditures incurred for DBJV between March 1, 2015, and February 29, 2020. Net Earnings was defined as all revenues less cost of product, operating expenses and property taxes, in each case attributable to DBJV on an accrual basis. In May 2017, the Partnership reached an agreement with Anadarko to settle this obligation whereby the Partnership made a cash payment to Anadarko of $37.3 million, equal to the estimated net present value of the obligation at March 31, 2017.
The following table summarizes the financial statement impact of the Deferred purchase price obligation - Anadarko:

	Deferred purchase price obligation - Anadarko	Estimated future payment obligation (1)
Balance at December 31, 2016	$41,440	$56,455
Accretion expense (2)	71
Revision to Deferred purchase price obligation – Anadarko (3)	(4,165)
Settlement of the Deferred purchase price obligation – Anadarko	(37,346)
Balance at September 30, 2017	$—	$—

(1)	Calculated using Level 3 inputs.

(2)	Accretion expense was recorded as a charge to Interest expense in the consolidated statements of operations.

(3)	Recorded as revisions within Common units in the consolidated balance sheet and consolidated statement of equity and partners’ capital.

Helper and Clawson systems divestiture. During the second quarter of 2017, the Helper and Clawson systems, located in Utah, were sold to a third party, resulting in a net gain on sale of $16.4 million recorded as Gain (loss) on divestiture and other, net in the consolidated statements of operations.

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

thousands except per-unit amounts Quarters Ended	Total Quarterly Distribution per Unit	Total Quarterly Cash Distribution	Date of Distribution
2016
March 31	$0.815	$158,905	May 2016
June 30	0.830	162,827	August 2016
September 30	0.845	166,742	November 2016
December 31	0.860	170,657	February 2017
2017
March 31	$0.875	$188,753	May 2017
June 30	0.890	207,491	August 2017
September 30 (1)	0.905	212,038	November 2017

(1)
The Board of Directors declared a cash distribution to the Partnership’s unitholders for the third quarter of 2017 of $0.905 per unit, or $212.0 million in aggregate, including incentive distributions, but excluding distributions on Class C units (see Class C unit distributions below). The cash distribution is payable on November 13, 2017, to unitholders of record at the close of business on November 2, 2017.

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

thousands except per-unit amounts Quarters Ended	Total Quarterly Distribution per Unit	Total Quarterly Cash Distribution	Date of Distribution
2016
March 31 (1)	$0.68	$1,887	May 2016
June 30 (2)	0.68	14,082	August 2016
September 30	0.68	14,907	November 2016
December 31	0.68	14,908	February 2017
2017
March 31	$0.68	$7,453	May 2017

(1)	Quarterly per unit distribution prorated for the 18-day period during which 14,030,611 Series A Preferred units were outstanding during the first quarter of 2016.

(2)
Full quarterly per unit distribution on 14,030,611 Series A Preferred units and quarterly per unit distribution prorated for the 77-day period during which 7,892,220 Series A Preferred units were outstanding during the second quarter of 2016.

On March 1, 2017, 50% of the outstanding Series A Preferred units converted into common units on a one-for-one basis, and on May 2, 2017, the remaining Series A Preferred units converted into common units on a one-for-one basis. Such converted common units were entitled to distributions made to common unitholders with respect to the quarter during which the applicable conversion occurred and did not include a prorated Series A Preferred unit distribution.

General partner interest and incentive distribution rights. As of September 30, 2017, the general partner was entitled to 1.5% of all quarterly distributions that the Partnership makes prior to its liquidation and, as the holder of the incentive distribution rights (“IDRs”), was entitled to incentive distributions at the maximum distribution sharing percentage of 48.0% for all periods presented, after the minimum quarterly distribution and the target distribution levels had been achieved. The maximum distribution sharing percentage of 49.5% does not include any distributions that the general partner may receive on common units that it may acquire.

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
The Series A Preferred units were issued at a discount to the then-current market price of the common units into which they were convertible. This discount, totaling $93.4 million, represented a beneficial conversion feature, and at issuance, was reflected as an increase in common unitholders’ capital and a decrease in Series A Preferred unitholders’ capital to reflect the fair value of the Series A Preferred units on the date of issuance. The beneficial conversion feature was considered a non-cash distribution that was recognized from the date of issuance through the date of conversion, resulting in an increase in Series A Preferred unitholders’ capital and a decrease in common unitholders’ capital as amortized. The beneficial conversion feature was amortized using the effective yield method. The impact of the beneficial conversion feature amortization is also included in the calculation of earnings per unit. For the nine months ended September 30, 2017, the amortization for the beneficial conversion feature of the Series A Preferred units was $62.3 million.

Partnership interests. The Partnership’s common units are listed on the New York Stock Exchange under the symbol “WES.”
The following table summarizes the common, Class C, Series A Preferred and general partner units issued during the nine months ended September 30, 2017:

	Common Units	Class C Units	Series A Preferred Units	General Partner Units	Total
Balance at December 31, 2016	130,671,970	12,358,123	21,922,831	2,583,068	167,535,992
PIK Class C units	—	619,510	—	—	619,510
Conversion of Series A Preferred units	21,922,831	—	(21,922,831)	—	—
Long-Term Incentive Plan award vestings	7,304	—	—	—	7,304
Balance at September 30, 2017	152,602,105	12,977,633	—	2,583,068	168,162,806

Holdings of Partnership equity. As of September 30, 2017, WGP held 50,132,046 common units, representing a 29.8% limited partner interest in the Partnership, and, through its ownership of the general partner, WGP indirectly held 2,583,068 general partner units, representing a 1.5% general partner interest in the Partnership, and 100% of the incentive distribution rights. As of September 30, 2017, other subsidiaries of Anadarko collectively held 2,011,380 common units and 12,977,633 Class C units, representing an aggregate 9.0% limited partner interest in the Partnership. As of September 30, 2017, the public held 100,458,679 common units, representing a 59.7% limited partner interest in the Partnership.

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

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.  EQUITY AND PARTNERS’ CAPITAL (CONTINUED)

The following table illustrates the Partnership’s calculation of net income (loss) per unit for common units:

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands except per-unit amounts	2017	2016	2017	2016
Net income (loss) attributable to Western Gas Partners, LP	$143,506	$167,746	$418,846	$448,327
Pre-acquisition net (income) loss allocated to Anadarko	—	—	—	(11,326)
Series A Preferred units interest in net (income) loss (1)	—	(25,539)	(42,373)	(50,989)
General partner interest in net (income) loss	(78,376)	(60,551)	(222,903)	(174,332)
Common and Class C limited partners’ interest in net income (loss)	$65,130	$81,656	$153,570	$211,680
Net income (loss) allocable to common units (1)	$57,448	$70,204	$132,545	$181,388
Net income (loss) allocable to Class C units (1)	7,682	11,452	21,025	30,292
Common and Class C limited partners’ interest in net income (loss)	$65,130	$81,656	$153,570	$211,680
Net income (loss) per unit
Common units – basic and diluted (2)	$0.38	$0.54	$0.91	$1.39
Weighted-average units outstanding
Common units – basic and diluted	152,602	130,672	145,371	130,112
Excluded due to anti-dilutive effect:
Class C units (2)	12,873	12,063	12,660	11,835
Series A Preferred units assuming conversion to common units (2)	—	21,923	7,227	15,160

(1)	Adjusted to reflect amortization of the beneficial conversion features.

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

Note receivable - Anadarko. Concurrently with the closing of the Partnership’s May 2008 initial public offering, the Partnership loaned $260.0 million to Anadarko in exchange for a 30-year note bearing interest at a fixed annual rate of 6.50%, payable quarterly. The fair value of the note receivable from Anadarko was $313.2 million and $313.3 million at September 30, 2017, and December 31, 2016, respectively. The fair value of the note reflects consideration of credit risk and any premium or discount for the differential between the stated interest rate and quarter-end market interest rate, based on quoted market prices of similar debt instruments. Accordingly, the fair value of the note receivable from Anadarko is measured using Level 2 inputs.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.  TRANSACTIONS WITH AFFILIATES (CONTINUED)

The following table summarizes gains and losses upon settlement of commodity price swap agreements recognized in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2017	2016	2017	2016
Gains (losses) on commodity price swap agreements related to sales: (1)
Natural gas sales	$6,284	$719	$12,022	$12,962
Natural gas liquids sales	(7,210)	15,939	(9,680)	56,489
Total	(926)	16,658	2,342	69,451
Gains (losses) on commodity price swap agreements related to purchases (2)	(117)	(9,248)	(2,928)	(45,032)
Net gains (losses) on commodity price swap agreements	$(1,043)	$7,410	$(586)	$24,419

(1)	Reported in affiliate Natural gas and natural gas liquids sales in the consolidated statements of operations in the period in which the related sale is recorded.

(2)	Reported in Cost of product in the consolidated statements of operations in the period in which the related purchase is recorded.

Revenues or costs attributable to volumes settled during 2016 and 2017 for the DJ Basin complex and 2017 for the MGR assets are recognized in the consolidated statements of operations at the applicable market price in the tables below. The Partnership also records a capital contribution from Anadarko in the Partnership’s consolidated statement of equity and partners’ capital for the amount by which the swap price exceeds the applicable market price in the tables below. The commodity price swap agreement for the Hugoton system was in place until its divestiture in October 2016. For the nine months ended September 30, 2017, the capital contribution from Anadarko was $46.7 million. The tables below summarize the swap prices compared to the forward market prices:

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

Gathering and processing agreements. The Partnership has significant gathering and processing arrangements with affiliates of Anadarko on a majority of its systems. The Partnership’s natural gas gathering, treating and transportation throughput (excluding equity investment throughput) attributable to production owned or controlled by Anadarko was 33% and 34% for the three and nine months ended September 30, 2017, respectively, and 37% and 38% for the three and nine months ended September 30, 2016, respectively. The Partnership’s natural gas processing throughput (excluding equity investment throughput) attributable to production owned or controlled by Anadarko was 39% and 42% for the three and nine months ended September 30, 2017, respectively, and 51% and 55% for the three and nine months ended September 30, 2016, respectively. The Partnership’s crude, NGL and produced water gathering, treating and transportation throughput (excluding equity investment throughput) attributable to production owned or controlled by Anadarko was 54% and 50% for the three and nine months ended September 30, 2017, respectively, and 67% and 64% for the three and nine months ended September 30, 2016, respectively.

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

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.  TRANSACTIONS WITH AFFILIATES (CONTINUED)

WES LTIP. The general partner awards phantom units under the Western Gas Partners, LP 2008 Long-Term Incentive Plan (“WES LTIP”) primarily to its independent directors, but also from time to time to its executive officers and Anadarko employees performing services for the Partnership. The phantom units awarded to the independent directors vest one year from the grant date, while all other awards are subject to graded vesting over a three-year service period. Compensation expense is recognized over the vesting period and was $0.1 million for each of the three months ended September 30, 2017 and 2016, and $0.3 million for each of the nine months ended September 30, 2017 and 2016.

WGP LTIP and Anadarko Incentive Plan. General and administrative expenses included $1.2 million and $3.2 million for the three and nine months ended September 30, 2017, respectively, and $1.4 million and $3.7 million for the three and nine months ended September 30, 2016, respectively, of equity-based compensation expense, allocated to the Partnership by Anadarko, for awards granted to the executive officers of the general partner and other employees under the Western Gas Equity Partners, LP 2012 Long-Term Incentive Plan (“WGP LTIP”) and the Anadarko Petroleum Corporation 2012 Omnibus Incentive Compensation Plan (“Anadarko Incentive Plan”). Of this amount, $3.3 million is reflected as contributions to partners’ capital in the Partnership’s consolidated statement of equity and partners’ capital for the nine months ended September 30, 2017.

Equipment purchases and sales. The following table summarizes the Partnership’s purchases from and sales to Anadarko of pipe and equipment:

	Nine Months Ended September 30,
	2017	2016	2017	2016
thousands	Purchases		Sales
Cash consideration	$3,910	$3,965	$—	$623
Net carrying value	(5,283)	(3,366)	—	(605)
Partners’ capital adjustment	$(1,373)	$599	$—	$18

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

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2017	2016	2017	2016
Revenues and other (1)	$351,127	$325,312	$982,595	$900,301
Equity income, net – affiliates (1)	21,519	20,294	62,708	56,801
Cost of product (1)	22,902	21,254	60,497	67,979
Operation and maintenance (2)	18,110	15,052	53,661	50,688
General and administrative (3)	10,140	9,453	29,040	27,574
Operating expenses	51,152	45,759	143,198	146,241
Interest income (4)	4,225	4,225	12,675	12,675
Interest expense (5)	—	(1,173)	71	(12,097)
Settlement of the Deferred purchase price obligation – Anadarko (6)	—	—	(37,346)	—
Proceeds from the issuance of common units, net of offering expenses (7)	—	—	—	25,000
Distributions to unitholders (8)	118,082	97,648	331,654	282,326
Above-market component of swap agreements with Anadarko	18,049	18,417	46,719	34,782

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

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.  PROPERTY, PLANT AND EQUIPMENT

A summary of the historical cost of the Partnership’s property, plant and equipment is as follows:

thousands	Estimated Useful Life	September 30, 2017	December 31, 2016
Land	n/a	$4,271	$4,012
Gathering systems and processing complexes	3 to 47 years	6,972,302	6,462,053
Pipelines and equipment	15 to 45 years	139,344	139,646
Assets under construction	n/a	434,432	226,626
Other	3 to 40 years	31,829	29,605
Total property, plant and equipment		7,582,178	6,861,942
Accumulated depreciation		2,074,464	1,812,010
Net property, plant and equipment		$5,507,714	$5,049,932

The cost of property classified as “Assets under construction” is excluded from capitalized costs being depreciated. These amounts represent property that is not yet suitable to be placed into productive service as of the respective balance sheet date.

Impairments. During the nine months ended September 30, 2017, the Partnership recognized impairments of $170.1 million, including an impairment of $158.8 million at the Granger complex, which was impaired to its estimated fair value of $48.5 million using the income approach and Level 3 fair value inputs, due to a reduced throughput fee as a result of a producer’s bankruptcy. Also during the period, the Partnership recognized additional impairments of $11.3 million, primarily related to (i) a $3.7 million impairment at the Granger straddle plant, which was impaired to its estimated salvage value of $0.6 million using the income approach and Level 3 fair value inputs, (ii) a $3.1 million impairment of the Fort Union equity investment (see Note 7), (iii) a $2.0 million impairment of an idle facility in northeast Wyoming, which was impaired to its estimated salvage value of $0.4 million using the market approach and Level 3 fair value inputs, and (iv) the cancellation of a pipeline project in West Texas.
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

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.  EQUITY INVESTMENTS

The following table presents the activity in the Partnership’s equity investments for the nine months ended September 30, 2017:

	Equity Investments
thousands	Fort Union	White Cliffs	Rendezvous	Mont Belvieu JV	TEG	TEP	FRP	Total
Balance at December 31, 2016	$12,833	$47,319	$46,739	$112,805	$15,846	$189,194	$169,472	$594,208
Investment earnings (loss), net of amortization	2,964	9,984	840	20,430	2,325	13,332	12,833	62,708
Impairment expense (1)	(3,110)	—	—	—	—	—	—	(3,110)
Contributions	—	277	—	—	—	107	—	384
Distributions	(3,359)	(9,548)	(2,296)	(20,459)	(2,167)	(13,520)	(12,964)	(64,313)
Distributions in excess of cumulative earnings (2)	(1,662)	(2,325)	(1,616)	(2,316)	—	(6,091)	(2,245)	(16,255)
Balance at September 30, 2017	$7,666	$45,707	$43,667	$110,460	$16,004	$183,022	$167,096	$573,622

(1)	Recorded in Impairments in the consolidated statements of operations.

(2)	Distributions in excess of cumulative earnings, classified as investing cash flows in the consolidated statements of cash flows, is calculated on an individual investment basis.

The investment balance in Fort Union at September 30, 2017, is $3.1 million less than the Partnership’s underlying equity in Fort Union’s net assets due to an impairment loss recognized by the Partnership in the second quarter of 2017 for its investment in Fort Union. This investment was impaired to its estimated fair value of $8.5 million, using the income approach and Level 3 fair value inputs.

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.  COMPONENTS OF WORKING CAPITAL

A summary of accounts receivable, net is as follows:

thousands	September 30, 2017	December 31, 2016
Trade receivables, net	$192,487	$192,808
Other receivables, net	43	30,415
Total accounts receivable, net	$192,530	$223,223

A summary of other current assets is as follows:

thousands	September 30, 2017	December 31, 2016
Natural gas liquids inventory	$8,459	$7,126
Imbalance receivables	2,103	3,483
Prepaid insurance	2,819	2,257
Total other current assets	$13,381	$12,866

A summary of accrued liabilities is as follows:

thousands	September 30, 2017	December 31, 2016
Accrued interest expense	$45,616	$39,826
Short-term asset retirement obligations	3,976	3,114
Short-term remediation and reclamation obligations	630	630
Income taxes payable	1,024	1,006
Other	6,250	532
Total accrued liabilities	$57,496	$45,108

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.  DEBT AND INTEREST EXPENSE

At September 30, 2017, the Partnership’s debt consisted of 5.375% Senior Notes due 2021 (the “2021 Notes”), 4.000% Senior Notes due 2022 (the “2022 Notes”), 2.600% Senior Notes due 2018 (the “2018 Notes”), 5.450% Senior Notes due 2044 (the “2044 Notes”), 3.950% Senior Notes due 2025 (the “2025 Notes”), 4.650% Senior Notes due 2026 (the “2026 Notes”) and borrowings on the RCF.
The following table presents the Partnership’s outstanding debt as of September 30, 2017, and December 31, 2016:

	September 30, 2017			December 31, 2016
thousands	Principal	Carrying Value	Fair Value (1)	Principal	Carrying Value	Fair Value (1)
2021 Notes	$500,000	$495,541	$536,712	$500,000	$494,734	$536,252
2022 Notes	670,000	668,795	693,789	670,000	668,634	681,723
2018 Notes	350,000	349,558	351,770	350,000	349,188	351,531
2044 Notes	600,000	593,206	634,283	600,000	593,132	615,753
2025 Notes	500,000	491,653	503,322	500,000	490,971	492,499
2026 Notes	500,000	495,133	525,069	500,000	494,802	518,441
RCF	250,000	250,000	250,000	—	—	—
Total long-term debt	$3,370,000	$3,343,886	$3,494,945	$3,120,000	$3,091,461	$3,196,199

(1)	Fair value is measured using the market approach and Level 2 inputs.

Debt activity. The following table presents the debt activity of the Partnership for the nine months ended September 30, 2017:

thousands	Carrying Value
Balance at December 31, 2016	$3,091,461
RCF borrowings	250,000
Other	2,425
Balance at September 30, 2017	$3,343,886

Senior Notes. The 2018 Notes, which are due in August 2018, were classified as long-term debt on the consolidated balance sheet at September 30, 2017, as the Partnership has the ability and intent to refinance these obligations using long-term debt. At September 30, 2017, the Partnership was in compliance with all covenants under the indentures governing its outstanding notes.

Revolving credit facility. As of September 30, 2017, the Partnership had $250.0 million of outstanding RCF borrowings and $4.6 million in outstanding letters of credit, resulting in $945.4 million available for borrowing under the RCF, which matures in February 2020. As of September 30, 2017 and 2016, the interest rate on the outstanding RCF borrowings was 2.54% and 1.82%, respectively. The facility fee rate was 0.20% at September 30, 2017 and 2016. At September 30, 2017, the Partnership was in compliance with all covenants under the RCF.

WESTERN GAS PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.  DEBT AND INTEREST EXPENSE (CONTINUED)

Interest expense. The following table summarizes the amounts included in interest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2017	2016	2017	2016
Third parties
Long-term debt	$(35,992)	$(31,612)	$(105,772)	$(87,711)
Amortization of debt issuance costs and commitment fees	(1,667)	(1,672)	(4,942)	(4,747)
Capitalized interest	2,115	1,343	3,991	4,674
Total interest expense – third parties	(35,544)	(31,941)	(106,723)	(87,784)
Affiliates
Deferred purchase price obligation – Anadarko (1)	—	1,173	(71)	12,097
Total interest expense – affiliates	—	1,173	(71)	12,097
Interest expense	$(35,544)	$(30,768)	$(106,794)	$(75,687)

(1)	See Note 2 for a discussion of the Deferred purchase price obligation - Anadarko.

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

Other commitments. The Partnership has short-term payment obligations, or commitments, related to its capital spending programs, as well as those of its unconsolidated affiliates. As of September 30, 2017, the Partnership had unconditional payment obligations for services to be rendered or products to be delivered in connection with its capital projects of $143.3 million, the majority of which is expected to be paid in the next twelve months. These commitments relate primarily to expansion projects at the DBJV system and the DJ Basin and DBM complexes.

Lease commitments. Anadarko, on behalf of the Partnership, has entered into lease arrangements for corporate offices, shared field offices and a warehouse supporting the Partnership’s operations, and equipment leases for which Anadarko charges the Partnership rent. The leases for the corporate offices and shared field offices extend through 2028 and 2033, respectively, and the lease for the warehouse expired in February 2017.
Rent expense associated with office, warehouse and equipment leases was $11.3 million and $30.7 million for the three and nine months ended September 30, 2017, respectively, and $8.9 million and $26.2 million for the three and nine months ended September 30, 2016, respectively.

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

EXECUTIVE SUMMARY

We are a growth-oriented Delaware MLP formed by Anadarko to acquire, own, develop and operate midstream energy assets. We currently own or have investments in assets located in the Rocky Mountains (Colorado, Utah and Wyoming), North-central Pennsylvania and Texas. We are engaged in the business of gathering, compressing, treating, processing and transporting natural gas; gathering, stabilizing and transporting condensate, NGLs and crude oil; and gathering and disposing of produced water. We provide these midstream services for Anadarko, as well as for third-party producers and customers. As of September 30, 2017, our assets and investments consisted of the following:

	Owned and Operated	Operated Interests	Non-Operated Interests	Equity Interests
Gathering systems	12	3	3	2
Treating facilities	19	3	—	3
Natural gas processing plants/trains	19	5	—	2
NGL pipelines	2	—	—	3
Natural gas pipelines	5	—	—	—
Oil pipelines	—	1	—	1

Significant financial and operational events during the nine months ended September 30, 2017, included the following:

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

•	During the second quarter of 2017, we commenced operation of the DBM water systems (included within Gathering systems in the table above).

•
In June 2017, we closed on the sale of our Helper and Clawson systems, which resulted in a net gain on divestiture of $16.4 million. See Acquisitions and Divestitures within this Item 2 for additional information.

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

•
We raised our distribution to $0.905 per unit for the third quarter of 2017, representing a 2% increase over the distribution for the second quarter of 2017 and a 7% increase over the distribution for the third quarter of 2016.

•
Throughput attributable to Western Gas Partners, LP for natural gas assets totaled 3,427 MMcf/d and 3,610 MMcf/d for the three and nine months ended September 30, 2017, respectively, representing a 16% and 8% decrease, respectively, compared to the same periods in 2016.

•
Throughput for crude, NGL and produced water assets totaled 209 MBbls/d and 187 MBbls/d for the three and nine months ended September 30, 2017, respectively, representing a 13% and 1% increase, respectively, compared to the same periods in 2016.

•
Operating income (loss) was $179.5 million and $525.5 million for the three and nine months ended September 30, 2017, respectively, representing a 9% decrease and 0% change, respectively, compared to the same periods in 2016.

•
Adjusted gross margin attributable to Western Gas Partners, LP for natural gas assets (as defined under the caption Key Performance Metrics within this Item 2) averaged $0.97 per Mcf and $0.92 per Mcf for the three and nine months ended September 30, 2017, respectively, representing an 18% and 12% increase, respectively, compared to the same periods in 2016.

•
Adjusted gross margin for crude, NGL and produced water assets (as defined under the caption Key Performance Metrics within this Item 2) averaged $2.03 per Bbl and $2.05 per Bbl for the three and nine months ended September 30, 2017, respectively, representing an 8% and 2% decrease, respectively, compared to the same periods in 2016.

Anadarko’s Colorado Response. Following a home explosion in Firestone, Colorado in April 2017, Anadarko took precautionary measures to shut in all operated vertical wells in the DJ Basin to conduct additional inspections. It subsequently tested and permanently plugged, abandoned, and capped all one-inch return lines associated with these wells. In May 2017, the Colorado Oil & Gas Conservation Commission (“COGCC”) issued a two-phase Notice to Operators (“NTO”) requiring all operators to inventory and integrity test existing flowlines within 1,000 feet of a building unit and abandon all inactive flowlines in such areas. During the third quarter, Anadarko substantially completed the requirements of the NTO. In August 2017, following a three-month review of oil and gas operations, the Governor of Colorado announced several policy initiatives designed to enhance public safety, which are to be implemented over the next several months through rulemaking or legislation. Anadarko continues to work cooperatively with state regulators and others and is also cooperating with the NTSB in its investigation related to the incident.

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

Divestitures. During the second quarter of 2017, the Helper and Clawson systems, located in Utah, were sold to a third party, resulting in a net gain on sale of $16.4 million recorded as Gain (loss) on divestiture and other, net in the consolidated statements of operations.
During the fourth quarter of 2016, the Hugoton system, located in Southwest Kansas and Oklahoma, was sold to a third party, resulting in a net loss on sale of $12.0 million recorded as Gain (loss) on divestiture and other, net in the consolidated statements of operations.

Presentation of Partnership assets. The term “Partnership assets” includes both the assets owned and the interests accounted for under the equity method (see Note 7—Equity Investments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q) by us as of September 30, 2017. Because Anadarko controls us through its ownership and control of WGP, which owns the entire interest in our general partner, each of our acquisitions of Partnership assets from Anadarko has been considered a transfer of net assets between entities under common control. As such, the Partnership assets we acquired from Anadarko were initially recorded at Anadarko’s historic carrying value, which did not correlate to the total acquisition price paid by us (see Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q). Further, after an acquisition of Partnership assets from Anadarko, we may be required to recast our financial statements to include the activities of such Partnership assets from the date of common control.

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

RESULTS OF OPERATIONS

OPERATING RESULTS

The following tables and discussion present a summary of our results of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2017	2016	2017	2016
Total revenues and other (1)	$574,695	$481,645	$1,616,338	$1,293,450
Equity income, net – affiliates	21,519	20,294	62,708	56,801
Total operating expenses (1)	416,830	312,088	1,318,489	830,699
Gain (loss) on divestiture and other, net	72	(6,230)	135,017	(8,769)
Proceeds from business interruption insurance claims (2)	—	13,667	29,882	16,270
Operating income (loss)	179,456	197,288	525,456	527,053
Interest income – affiliates	4,225	4,225	12,675	12,675
Interest expense	(35,544)	(30,768)	(106,794)	(75,687)
Other income (expense), net	286	153	969	224
Income (loss) before income taxes	148,423	170,898	432,306	464,265
Income tax (benefit) expense	510	472	4,905	7,431
Net income (loss)	147,913	170,426	427,401	456,834
Net income attributable to noncontrolling interest	4,407	2,680	8,555	8,507
Net income (loss) attributable to Western Gas Partners, LP	$143,506	$167,746	$418,846	$448,327
Key performance metrics (3)
Adjusted gross margin attributable to Western Gas Partners, LP	$344,416	$343,981	$1,009,520	$984,459
Adjusted EBITDA attributable to Western Gas Partners, LP	257,835	278,170	787,664	759,834
Distributable cash flow	231,859	237,315	695,587	628,602

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

For purposes of the following discussion, any increases or decreases “for the three months ended September 30, 2017” refer to the comparison of the three months ended September 30, 2017, to the three months ended September 30, 2016; any increases or decreases “for the nine months ended September 30, 2017” refer to the comparison of the nine months ended September 30, 2017, to the nine months ended September 30, 2016; and any increases or decreases “for the three and nine months ended September 30, 2017” refer to the comparison of these 2017 periods to the corresponding three and nine month periods ended September 30, 2016.

Throughput

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Inc/ (Dec)	2017	2016	Inc/ (Dec)
Throughput for natural gas assets (MMcf/d)
Gathering, treating and transportation	784	1,562	(50)%	1,029	1,556	(34)%
Processing	2,588	2,448	6%	2,528	2,301	10%
Equity investment (1)	159	179	(11)%	160	178	(10)%
Total throughput for natural gas assets	3,531	4,189	(16)%	3,717	4,035	(8)%
Throughput attributable to noncontrolling interest for natural gas assets	104	119	(13)%	107	127	(16)%
Total throughput attributable to Western Gas Partners, LP for natural gas assets	3,427	4,070	(16)%	3,610	3,908	(8)%
Throughput for crude, NGL and produced water assets (MBbls/d)
Gathering, treating and transportation	77	58	33%	57	59	(3)%
Equity investment (2)	132	127	4%	130	126	3%
Total throughput for crude, NGL and produced water assets	209	185	13%	187	185	1%

(1)	Represents our 14.81% share of average Fort Union throughput and our 22% share of average Rendezvous throughput.

(2)
Represents our 10% share of average White Cliffs throughput, our 25% share of average Mont Belvieu JV throughput, our 20% share of average TEG and TEP throughput, and our 33.33% share of average FRP throughput.

Natural gas assets

Gathering, treating and transportation throughput decreased by 778 MMcf/d and 527 MMcf/d for the three and nine months ended September 30, 2017, respectively, primarily due to the Property Exchange in March 2017 (decreases of 594 MMcf/d and 341 MMcf/d, respectively), production declines in the areas around the Marcellus Interest (decreases of 38 MMcf/d and 52 MMcf/d, respectively) and Springfield gas gathering systems (decreases of 40 MMcf/d and 47 MMcf/d, respectively), and the sale of the Hugoton system in October 2016 (decreases of 52 MMcf/d and 54 MMcf/d, respectively).
Processing throughput increased by 140 MMcf/d and 227 MMcf/d for the three and nine months ended September 30, 2017, respectively, primarily due to the DBM outage in 2016 and the start-up of Train IV and Train V at the DBM complex in May 2016 and October 2016, respectively. These increases were partially offset by production declines in the areas around the Chipeta complex and MGR assets.
Equity investment throughput decreased by 20 MMcf/d and 18 MMcf/d for the three and nine months ended September 30, 2017, respectively, due to decreased throughput at the Rendezvous and Fort Union systems due to production declines in the area.

Crude, NGL and produced water assets

Gathering, treating and transportation throughput increased by 19 MBbls/d for the three months ended September 30, 2017, primarily due to the start-up of operations at the DBM water systems during the second quarter of 2017, partially offset by decreased throughput at the Springfield oil gathering system due to production declines in the area.
Gathering, treating and transportation throughput decreased by 2 MBbls/d for the nine months ended September 30, 2017, primarily due to decreased throughput at the Springfield oil gathering system due to production declines in the area, partially offset by throughput from the DBM water systems that commenced operation during the second quarter of 2017.
Equity investment throughput increased by 5 MBbls/d and 4 MBbls/d for the three and nine months ended September 30, 2017, respectively, primarily due to increased volumes on FRP and TEG as a result of increased NGL production and an increase at the Mont Belvieu JV due to higher inlet throughput. These increases were partially offset by decreased throughput at White Cliffs as a result of a competitive pipeline commencing service in September 2016.

Gathering, Processing and Transportation Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
thousands except percentages	2017	2016	Inc/ (Dec)	2017	2016	Inc/ (Dec)
Gathering, processing and transportation revenues	$306,187	$315,192	(3)%	$913,436	$910,332	—%

Revenues from gathering, processing and transportation decreased by $9.0 million for the three months ended September 30, 2017, primarily due to decreases of (i) $15.4 million due to the Property Exchange in March 2017, (ii) $7.4 million at the Springfield system, $2.6 million at the Chipeta complex and $1.6 million at the Marcellus Interest systems in each case due to throughput decreases, (iii) $4.7 million due to the sale of the Hugoton system in October 2016 and (iv) $2.8 million at the Granger complex due to a lower processing fee. These decreases were partially offset by increases of (i) $16.2 million at the DBM complex due to increased throughput (see Operating Results–Throughput within this Item 2), (ii) $8.5 million at the DJ Basin complex due to increased throughput and a higher throughput fee and (iii) $3.0 million at the DBM water systems that commenced operation during the second quarter of 2017.
Revenues from gathering, processing and transportation increased by $3.1 million for the nine months ended September 30, 2017, primarily due to increases of (i) $72.6 million at the DBM complex due to increased throughput (see Operating Results–Throughput within this Item 2), (ii) $23.1 million at the DJ Basin complex due to increased throughput and a higher throughput fee and (iii) $4.1 million at the DBM water systems that commenced operation during the second quarter of 2017. These increases were partially offset by decreases of (i) $25.7 million at the Springfield system, $10.8 million at the Chipeta complex and $7.6 million at the Marcellus Interest systems in each case due to throughput decreases, (ii) $28.5 million due to the Property Exchange in March 2017, (iii) $14.4 million due to the sale of the Hugoton system in October 2016 and (iv) $7.0 million at the Granger complex due to a lower processing fee.

Natural Gas and Natural Gas Liquids Sales

	Three Months Ended September 30,			Nine Months Ended September 30,
thousands except percentages and per-unit amounts	2017	2016	Inc/ (Dec)	2017	2016	Inc/ (Dec)
Natural gas sales (1)	$100,395	$72,658	38%	$273,256	$155,251	76%
Natural gas liquids sales (1)	158,746	91,378	74%	417,234	224,334	86%
Total	$259,141	$164,036	58%	$690,490	$379,585	82%
Average price per unit (1):
Natural gas (per Mcf)	$2.89	$2.70	7%	$2.96	$2.41	23%
Natural gas liquids (per Bbl)	22.99	19.10	20%	21.63	19.45	11%

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

For the three and nine months ended September 30, 2017, average natural gas and NGL prices included the effects of commodity price swap agreements attributable to sales for the MGR assets and DJ Basin complex. For the three and nine months ended September 30, 2016, average natural gas and NGL prices included the effects of commodity price swap agreements attributable to sales for the Hugoton system, MGR assets and DJ Basin complex. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
The increase in natural gas sales of $27.7 million for the three months ended September 30, 2017, was primarily due to increases of (i) $15.6 million at the DJ Basin complex due to an increase in the swap market price and volumes sold and (ii) $14.8 million at the DBM complex due to an increase in volumes sold (see Operating Results–Throughput within this Item 2). These increases were partially offset by a decrease of $3.0 million at the MGR assets due to the partial equity treatment of the above-market swap agreement beginning January 1, 2017.

The increase in natural gas sales of $118.0 million for the nine months ended September 30, 2017, was primarily due to increases of (i) $75.2 million at the DBM complex due to an increase in average price and volumes sold (see Operating Results–Throughput within this Item 2), (ii) $44.3 million at the DJ Basin complex due to an increase in the swap market price and volumes sold and (iii) $4.8 million at the Hilight system due to an increase in average price. These increases were partially offset by a decrease of $9.2 million at the MGR assets due to the partial equity treatment of the above-market swap agreement beginning January 1, 2017.
The increase in NGLs sales of $67.4 million and $192.9 million for the three and nine months ended September 30, 2017, respectively, was primarily due to increases of (i) $62.7 million and $184.5 million, respectively, at the DBM complex due to an increase in average price and volumes sold (see Operating Results–Throughput within this Item 2), (ii) $15.9 million and $38.1 million, respectively, at the DJ Basin complex due to an increase in the swap market price and volumes sold and (iii) $3.3 million and $11.3 million, respectively, at the Hilight system due to an increase in average price. These increases were partially offset by decreases during the three and nine months ended September 30, 2017, of $17.7 million and $49.9 million, respectively, at the MGR assets due to the partial equity treatment of the above-market swap agreement beginning January 1, 2017.

Other Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
thousands except percentages	2017	2016	Inc/ (Dec)	2017	2016	Inc/ (Dec)
Other revenues	$9,367	$2,417	NM	$12,412	$3,533	NM

NM-Not Meaningful

For the three and nine months ended September 30, 2017, other revenues increased by $7.0 million and $8.9 million, respectively, primarily due to deficiency fees at the Chipeta complex.

Equity Income, Net – Affiliates

	Three Months Ended September 30,			Nine Months Ended September 30,
thousands except percentages	2017	2016	Inc/ (Dec)	2017	2016	Inc/ (Dec)
Equity income, net – affiliates	$21,519	$20,294	6%	$62,708	$56,801	10%

For the three and nine months ended September 30, 2017, equity income, net – affiliates increased by $1.2 million and $5.9 million, respectively, primarily due to an increase in equity income from the Mont Belvieu JV due to increased volumes processed. In addition, for the nine months ended September 30, 2017, equity income, net – affiliates increased due to our 14.81% share of an impairment loss determined by the managing partner of Fort Union in the first quarter of 2016.

Cost of Product and Operation and Maintenance Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
thousands except percentages	2017	2016	Inc/ (Dec)	2017	2016	Inc/ (Dec)
NGL purchases (1)	$136,636	$66,822	104%	$359,616	$149,547	140%
Residue purchases (1)	90,264	70,376	28%	256,387	156,774	64%
Other	12,323	8,445	46%	15,856	20,638	(23)%
Cost of product	239,223	145,643	64%	631,859	326,959	93%
Operation and maintenance	79,536	74,755	6%	229,444	226,141	1%
Total cost of product and operation and maintenance expenses	$318,759	$220,398	45%	$861,303	$553,100	56%

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

Cost of product expense for the three and nine months ended September 30, 2017, included the effects of commodity price swap agreements attributable to purchases for the MGR assets and DJ Basin complex. Cost of product expense for the three and nine months ended September 30, 2016, included the effects of commodity price swap agreements attributable to purchases for the Hugoton system, MGR assets and DJ Basin complex. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
NGL purchases increased by $69.8 million and $210.1 million for the three and nine months ended September 30, 2017, respectively, primarily due to increases of (i) $61.4 million and $177.1 million, respectively, at the DBM complex due to an increase in average price and volumes purchased (see Operating Results–Throughput within this Item 2), (ii) $13.2 million and $43.2 million, respectively, at the DJ Basin complex due to an increase in the swap market price and volumes purchased and (iii) $2.7 million and $9.2 million, respectively, at the Hilight system due to an increase in average price, partially offset by a decrease in volumes purchased. These increases were partially offset by decreases during the three and nine months ended September 30, 2017, of $9.5 million and $26.6 million, respectively, at the MGR assets due to the partial equity treatment of the above-market swap agreement beginning January 1, 2017.
Residue purchases increased by $19.9 million and $99.6 million for the three and nine months ended September 30, 2017, respectively, primarily due to increases of (i) $12.6 million and $68.7 million, respectively, at the DBM complex due to an increase in average price and volumes purchased (see Operating Results–Throughput within this Item 2) and (ii) $12.3 million and $36.5 million, respectively, at the DJ Basin complex due to an increase in the swap market price and volumes purchased. In addition, for the nine months ended September 30, 2017, there was an increase of $4.6 million at the Hilight system due to an increase in average price. These increases were partially offset by decreases during the three and nine months ended September 30, 2017, of $3.9 million and $12.0 million, respectively, at the MGR assets due to the partial equity treatment of the above-market swap agreement beginning January 1, 2017.
Other items increased by $3.9 million for the three months ended September 30, 2017, primarily due to changes in affiliate contract terms at the DJ Basin complex. Other items decreased by $4.8 million for the nine months ended September 30, 2017, primarily due to fees paid in 2016 for rerouting volumes due to the DBM outage, partially offset by changes in affiliate contract terms at the DJ Basin complex in 2017.
Operation and maintenance expense increased by $4.8 million for the three months ended September 30, 2017, primarily due to increases of (i) $2.6 million due to the Property Exchange in March 2017, (ii) $1.4 million in utilities expense primarily at the DJ Basin and DBM complexes and (iii) $1.4 million in salaries and wages primarily at the Springfield system. Operation and maintenance expense increased by $3.3 million for the nine months ended September 30, 2017, primarily due to an increase of $3.0 million due to the Property Exchange in March 2017.

Other Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
thousands except percentages	2017	2016	Inc/ (Dec)	2017	2016	Inc/ (Dec)
General and administrative	$12,158	$11,382	7%	$35,402	$33,542	6%
Property and other taxes	11,215	10,670	5%	35,433	33,098	7%
Depreciation and amortization	72,539	67,246	8%	216,272	199,646	8%
Impairments	2,159	2,392	(10)%	170,079	11,313	NM
Total other operating expenses	$98,071	$91,690	7%	$457,186	$277,599	65%

NM-Not Meaningful

General and administrative expenses increased by $0.8 million and $1.9 million for the three and nine months ended September 30, 2017, respectively, primarily due to increases in personnel costs for which we reimbursed Anadarko pursuant to our omnibus agreement and bad debt expense, partially offset by decreases in legal and consulting fees.
Property and other taxes increased by $0.5 million for the three months ended September 30, 2017, primarily due to an ad valorem tax increase at the DJ Basin complex, partially offset by a decrease at the DBM complex. Property and other taxes increased by $2.3 million for the nine months ended September 30, 2017, primarily due to ad valorem tax increases at the DBM complex and DBJV system.
Depreciation and amortization expense increased by $5.3 million and $16.6 million for the three and nine months ended September 30, 2017, respectively, primarily due to depreciation expense increases of (i) $5.2 million and $10.3 million, respectively, due to the Property Exchange in March 2017, (ii) $2.4 million and $9.1 million, respectively, related to capital projects at the DBM complex and (iii) $2.8 million and $8.4 million, respectively, at the Bison facility due to a change in the estimated property life. These increases were partially offset by decreases during the three and nine months ended September 30, 2017, of (i) $1.4 million and $5.4 million, respectively, due to the sale of the Hugoton system in October 2016, (ii) $2.4 million and $4.9 million, respectively, at the Granger complex due to an impairment recorded in the first quarter of 2017 (see impairment expense below) and (iii) $1.6 million and $2.4 million, respectively, at the DJ Basin complex due to a change in estimated salvage values.
Impairment expense decreased by $0.2 million for the three months ended September 30, 2017, primarily due to a $2.0 million impairment of an idle facility in northeast Wyoming (see Note 6—Property, Plant and Equipment in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q), as compared to impairments in 2016 primarily related to the cancellation of projects at the DBJV and Marcellus Interest systems.
Impairment expense increased by $158.8 million for the nine months ended September 30, 2017, primarily due to the following items occurring in 2017 (i) a $158.8 million impairment at the Granger complex, (ii) a $3.7 million impairment at the Granger straddle plant, (iii) a $3.1 million impairment at the Fort Union system, (iv) a $2.0 million impairment of an idle facility in northeast Wyoming and (v) the cancellation of a pipeline project in West Texas. Impairment expense for the nine months ended September 30, 2016, was primarily due to (i) a $6.1 million impairment at the Newcastle system, (ii) the cancellation of projects at the DJ Basin complex and DBJV system and (iii) the abandonment of compressors at the MIGC system. See Note 6—Property, Plant and Equipment in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Interest Income – Affiliates and Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
thousands except percentages	2017	2016	Inc/ (Dec)	2017	2016	Inc/ (Dec)
Note receivable – Anadarko	$4,225	$4,225	—%	$12,675	$12,675	—%
Interest income – affiliates	$4,225	$4,225	—%	$12,675	$12,675	—%
Third parties
Long-term debt	$(35,992)	$(31,612)	14%	$(105,772)	$(87,711)	21%
Amortization of debt issuance costs and commitment fees	(1,667)	(1,672)	—%	(4,942)	(4,747)	4%
Capitalized interest	2,115	1,343	57%	3,991	4,674	(15)%
Affiliates
Deferred purchase price obligation – Anadarko (1)	—	1,173	(100)%	(71)	12,097	(101)%
Interest expense	$(35,544)	$(30,768)	16%	$(106,794)	$(75,687)	41%

(1)	See Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for a discussion of the Deferred purchase price obligation - Anadarko.

Interest expense increased by $4.8 million and $31.1 million for the three and nine months ended September 30, 2017, respectively, primarily due to (i) accretion revisions in 2016 recorded as reductions to interest expense for the Deferred purchase price obligation - Anadarko (see Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q), (ii) interest incurred on the 2026 Notes issued in July 2016 and (iii) interest incurred on the additional 2044 Notes issued in October 2016. These increases were partially offset during the nine months ended September 30, 2017, by additional interest incurred on the RCF in 2016 as a result of higher outstanding borrowings. Capitalized interest increased by $0.8 million for the three months ended September 30, 2017, primarily due to the construction of Train VI beginning in the fourth quarter of 2016 and the purchase of long-lead items associated with the Mentone plant, partially offset by a decrease primarily due to the completion of Train V in October 2016, all located at the DBM complex. Capitalized interest decreased by $0.7 million for the nine months ended September 30, 2017, primarily due to the completion of Trains IV and V in May 2016 and October 2016, respectively, partially offset by an increase due to the construction of Train VI beginning in the fourth quarter of 2016 and the purchase of long-lead items associated with the Mentone plant, all located at the DBM complex. See Note 9—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Income Tax (Benefit) Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
thousands except percentages	2017	2016	Inc/ (Dec)	2017	2016	Inc/ (Dec)
Income (loss) before income taxes	$148,423	$170,898	(13)%	$432,306	$464,265	(7)%
Income tax (benefit) expense	510	472	8%	4,905	7,431	(34)%
Effective tax rate	—%	—%		1%	2%

We are not a taxable entity for U.S. federal income tax purposes. However, our income apportionable to Texas is subject to Texas margin tax. For the nine months ended September 30, 2016, the variance from the federal statutory rate was primarily due to federal and state taxes on pre-acquisition income attributable to Partnership assets acquired from Anadarko, and our share of Texas margin tax. For all other periods presented, the variance from the federal statutory rate, which is zero percent as a non-taxable entity, was primarily due to our share of Texas margin tax.
Income attributable to the Springfield system prior to and including February 2016 was subject to federal and state income tax. Income earned on the Springfield system for periods subsequent to February 2016 was only subject to Texas margin tax on income apportionable to Texas.

KEY PERFORMANCE METRICS

	Three Months Ended September 30,			Nine Months Ended September 30,
thousands except percentages and per-unit amounts	2017	2016	Inc/ (Dec)	2017	2016	Inc/ (Dec)
Adjusted gross margin attributable to Western Gas Partners, LP for natural gas assets (1)	$305,337	$306,393	—%	$904,620	$877,583	3%
Adjusted gross margin for crude, NGL and produced water assets (2)	39,079	37,588	4%	104,900	106,876	(2)%
Adjusted gross margin attributable to Western Gas Partners, LP (3)	344,416	343,981	—%	1,009,520	984,459	3%
Adjusted gross margin per Mcf attributable to Western Gas Partners, LP for natural gas assets (4)	0.97	0.82	18%	0.92	0.82	12%
Adjusted gross margin per Bbl for crude, NGL and produced water assets (5)	2.03	2.20	(8)%	2.05	2.10	(2)%
Adjusted EBITDA attributable to Western Gas Partners, LP (3)	257,835	278,170	(7)%	787,664	759,834	4%
Distributable cash flow (3)	231,859	237,315	(2)%	695,587	628,602	11%

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
Adjusted gross margin increased by $0.4 million and $25.1 million for the three and nine months ended September 30, 2017, respectively, primarily due to (i) an increase in throughput at the DBM complex, (ii) an increase in processed volumes at the DJ Basin complex and (iii) the start-up of operations at the DBM water systems during the second quarter of 2017. These increases were partially offset by decreases from (i) the Property Exchange in March 2017, (ii) lower throughput at the Springfield and Marcellus Interest systems, (iii) the partial equity treatment of the above-market swap agreement at the MGR assets beginning January 1, 2017, and (iv) the sale of the Hugoton system in October 2016.

To facilitate investor and industry analyst comparisons between us and our peers, we also disclose Adjusted gross margin per Mcf attributable to Western Gas Partners, LP for natural gas assets and Adjusted gross margin per Bbl for crude, NGL and produced water assets. Adjusted gross margin per Mcf attributable to Western Gas Partners, LP for natural gas assets increased by $0.15 and $0.10 for the three and nine months ended September 30, 2017, respectively, primarily due to the Property Exchange in March 2017 and increased throughput at the DBM complex. Adjusted gross margin per Bbl for crude, NGL and produced water assets decreased by $0.17 for the three months ended September 30, 2017, primarily due to (i) lower throughput at the Springfield oil gathering system, (ii) lower distributions received from the Mont Belvieu JV and (iii) the start-up of operations at the DBM water systems during the second quarter of 2017. Adjusted gross margin per Bbl for crude, NGL and produced water assets decreased by $0.05 for the nine months ended September 30, 2017, primarily due to (i) lower throughput at the Springfield oil gathering system and (ii) the start-up of operations at the DBM water systems during the second quarter of 2017. These decreases were partially offset during the three and nine months ended September 30, 2017, by higher distributions received from TEP.

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

Adjusted EBITDA decreased by $20.3 million for the three months ended September 30, 2017, primarily due to a $93.6 million increase in cost of product (net of lower of cost or market inventory adjustments), a $13.7 million decrease in business interruption proceeds, a $4.8 million increase in operation and maintenance expenses, and a $1.7 million increase in net income attributable to noncontrolling interest. These amounts were partially offset by a $93.1 million increase in total revenues and other and a $2.0 million increase in distributions from equity investments.
Adjusted EBITDA increased by $27.8 million for the nine months ended September 30, 2017, primarily due to a $322.9 million increase in total revenues and other, a $13.6 million increase in business interruption proceeds and a $4.3 million increase in distributions from equity investments. These amounts were partially offset by a $304.8 million increase in cost of product (net of lower of cost or market inventory adjustments), a $3.3 million increase in operation and maintenance expenses, a $2.4 million increase in general and administrative expenses excluding non-cash equity-based compensation expense, and a $2.3 million increase in property and other tax expense.

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
Distributable cash flow decreased by $5.5 million for the three months ended September 30, 2017, primarily due to a $20.3 million decrease in Adjusted EBITDA and a $4.4 million increase in net cash paid for interest expense. These amounts were partially offset by a $14.9 million decrease in Series A Preferred unit distributions and a $4.7 million decrease in cash paid for maintenance capital expenditures.
Distributable cash flow increased by $67.0 million for the nine months ended September 30, 2017, primarily due to a $27.8 million increase in Adjusted EBITDA, a $23.4 million decrease in Series A Preferred unit distributions, a $22.2 million decrease in cash paid for maintenance capital expenditures and an $11.9 million increase in the above-market component of the swap agreements with Anadarko. These amounts were partially offset by an $18.3 million increase in net cash paid for interest expense.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2017	2016	2017	2016
Reconciliation of Operating income (loss) to Adjusted gross margin attributable to Western Gas Partners, LP
Operating income (loss)	$179,456	$197,288	$525,456	$527,053
Add:
Distributions from equity investments	29,145	27,133	80,568	76,263
Operation and maintenance	79,536	74,755	229,444	226,141
General and administrative	12,158	11,382	35,402	33,542
Property and other taxes	11,215	10,670	35,433	33,098
Depreciation and amortization	72,539	67,246	216,272	199,646
Impairments	2,159	2,392	170,079	11,313
Less:
Gain (loss) on divestiture and other, net	72	(6,230)	135,017	(8,769)
Proceeds from business interruption insurance claims	—	13,667	29,882	16,270
Equity income, net – affiliates	21,519	20,294	62,708	56,801
Reimbursed electricity-related charges recorded as revenues	14,323	15,170	42,338	45,707
Adjusted gross margin attributable to noncontrolling interest	5,878	3,984	13,189	12,588
Adjusted gross margin attributable to Western Gas Partners, LP	$344,416	$343,981	$1,009,520	$984,459
Adjusted gross margin attributable to Western Gas Partners, LP for natural gas assets	$305,337	$306,393	$904,620	$877,583
Adjusted gross margin for crude, NGL and produced water assets	39,079	37,588	104,900	106,876

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2017	2016	2017	2016
Reconciliation of Net income (loss) attributable to Western Gas Partners, LP to Adjusted EBITDA attributable to Western Gas Partners, LP
Net income (loss) attributable to Western Gas Partners, LP	$143,506	$167,746	$418,846	$448,327
Add:
Distributions from equity investments	29,145	27,133	80,568	76,263
Non-cash equity-based compensation expense	1,258	1,469	3,479	4,018
Interest expense	35,544	30,768	106,794	75,687
Income tax expense	510	472	4,905	7,431
Depreciation and amortization (1)	71,812	66,589	214,213	197,678
Impairments	2,159	2,392	170,079	11,313
Other expense (1)	—	40	140	96
Less:
Gain (loss) on divestiture and other, net	72	(6,230)	135,017	(8,769)
Equity income, net – affiliates	21,519	20,294	62,708	56,801
Interest income – affiliates	4,225	4,225	12,675	12,675
Other income (1)	283	150	960	272
Adjusted EBITDA attributable to Western Gas Partners, LP	$257,835	$278,170	$787,664	$759,834
Reconciliation of Net cash provided by operating activities to Adjusted EBITDA attributable to Western Gas Partners, LP
Net cash provided by operating activities	$211,947	$263,872	$645,099	$657,738
Interest (income) expense, net	31,319	26,543	94,119	63,012
Uncontributed cash-based compensation awards	78	290	(94)	448
Accretion and amortization of long-term obligations, net	(1,055)	121	(3,194)	9,176
Current income tax (benefit) expense	395	131	1,023	5,110
Other (income) expense, net	(286)	(153)	(969)	(224)
Distributions from equity investments in excess of cumulative earnings – affiliates	7,034	5,981	16,255	16,592
Changes in operating working capital:
Accounts receivable, net	56,335	7,866	46,972	41,108
Accounts and imbalance payables and accrued liabilities, net	(45,982)	(26,330)	(4,007)	(24,103)
Other	3,181	3,184	3,065	1,445
Adjusted EBITDA attributable to noncontrolling interest	(5,131)	(3,335)	(10,605)	(10,468)
Adjusted EBITDA attributable to Western Gas Partners, LP	$257,835	$278,170	$787,664	$759,834
Cash flow information of Western Gas Partners, LP
Net cash provided by operating activities			$645,099	$657,738
Net cash used in investing activities			(514,797)	(1,040,692)
Net cash provided by (used in) financing activities			(335,792)	429,368

(1)	Includes our 75% share of depreciation and amortization; other expense; and other income attributable to the Chipeta complex.

	Three Months Ended September 30,			Nine Months Ended September 30,
thousands except Coverage ratio	2017		2016	2017		2016
Reconciliation of Net income (loss) attributable to Western Gas Partners, LP to Distributable cash flow and calculation of the Coverage ratio
Net income (loss) attributable to Western Gas Partners, LP	$143,506		$167,746	$418,846		$448,327
Add:
Distributions from equity investments	29,145		27,133	80,568		76,263
Non-cash equity-based compensation expense	1,258		1,469	3,479		4,018
Non-cash settled - interest expense, net (1)	—		(1,173)	71		(12,097)
Income tax (benefit) expense	510		472	4,905		7,431
Depreciation and amortization (2)	71,812		66,589	214,213		197,678
Impairments	2,159		2,392	170,079		11,313
Above-market component of swap agreements with Anadarko (3)	18,049		18,417	46,719		34,782
Other expense (2)	—		40	140		96
Less:
Gain (loss) on divestiture and other, net	72		(6,230)	135,017		(8,769)
Equity income, net – affiliates	21,519		20,294	62,708		56,801
Cash paid for maintenance capital expenditures (2)	10,591		15,306	33,115		55,288
Capitalized interest	2,115		1,343	3,991		4,674
Cash paid for (reimbursement of) income taxes	—		—	189		67
Series A Preferred unit distributions	—		14,907	7,453		30,876
Other income (2)	283		150	960		272
Distributable cash flow	$231,859		$237,315	$695,587		$628,602
Distributions declared (4)
Limited partners – common units	$138,105			$397,850
General partner	73,933			210,432
Total	$212,038			$608,282
Coverage ratio	1.09	x		1.14	x

(1)
Includes amounts related to the Deferred purchase price obligation - Anadarko. See Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

(2)	Includes our 75% share of depreciation and amortization; other expense; cash paid for maintenance capital expenditures; and other income attributable to the Chipeta complex.

(3)	See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

(4)	Reflects cash distributions of $0.905 and $2.670 per unit declared for the three and nine months ended September 30, 2017, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash requirements are for acquisitions and capital expenditures, debt service, customary operating expenses, quarterly distributions to our limited partners and general partner, and distributions to our noncontrolling interest owner. Our sources of liquidity as of September 30, 2017, included cash and cash equivalents, cash flows generated from operations, interest income on our $260.0 million note receivable from Anadarko, available borrowing capacity under our RCF, and issuances of additional equity or debt securities. We believe that cash flows generated from these sources will be sufficient to satisfy our short-term working capital requirements and long-term maintenance and expansion capital expenditure requirements. The amount of future distributions to unitholders will depend on our results of operations, financial condition, capital requirements and other factors, including the extension of our commodity price swap agreements, and will be determined by the Board of Directors on a quarterly basis. Due to our cash distribution policy, we expect to rely on external financing sources, including equity and debt issuances, to fund expansion capital expenditures and future acquisitions. However, to limit interest expense, we may use operating cash flows to fund expansion capital expenditures or acquisitions, which could result in subsequent borrowings under our RCF to pay distributions or fund other short-term working capital requirements.
During the second quarter of 2017, we reached a settlement with insurers related to the insurance claim filed for the incident at the DBM complex and final proceeds were received. Recoveries from the business interruption claim related to the DBM outage were recognized as income when cash proceeds were received from insurers. During the nine months ended September 30, 2017, we received $52.9 million in cash proceeds from insurers in final settlement of our claims related to the incident at the DBM complex, including $29.9 million for business interruption insurance claims and $23.0 million for property insurance claims (see Note 1—Description of Business and Basis of Presentation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q).
Our partnership agreement requires that we distribute all of our available cash (as defined in the partnership agreement) to unitholders of record on the applicable record date within 45 days of the end of each quarter. We have made cash distributions to our unitholders each quarter since our IPO and have increased our quarterly distribution each quarter since the second quarter of 2009. The Board of Directors declared a cash distribution to our unitholders for the third quarter of 2017 of $0.905 per unit, or $212.0 million in aggregate, including incentive distributions, but excluding distributions on Class C units. The cash distribution is payable on November 13, 2017, to unitholders of record at the close of business on November 2, 2017. In connection with the closing of the DBM acquisition in November 2014, we issued Class C units that will receive distributions in the form of additional Class C units until March 1, 2020, unless earlier converted (see Note 3—Partnership Distributions in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q). The Class C unit distribution, if paid in cash, would have been $11.7 million for the third quarter of 2017.
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

Working capital. As of September 30, 2017, we had a $35.0 million working capital deficit, which we define as the amount by which current liabilities exceed current assets. Working capital is an indication of our liquidity and potential need for short-term funding. Our working capital requirements are driven by changes in accounts receivable and accounts payable and factors such as credit extended to, and the timing of collections from, our customers, and the level and timing of our spending for maintenance and expansion activity. Our working capital deficit as of September 30, 2017, was primarily due to the costs incurred related to continued construction and expansion at the DBM and DJ Basin complexes and the DBJV system. As of September 30, 2017, we had $945.4 million available for borrowing under our RCF. See Note 9—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

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

Capital expenditures in the consolidated statements of cash flows reflect capital expenditures on a cash basis, when payments are made. Capital incurred is presented on an accrual basis. Capital expenditures as presented in the consolidated statements of cash flows and capital incurred were as follows:

	Nine Months Ended September 30,
thousands	2017	2016
Acquisitions	$159,208	$716,465

Expansion capital expenditures	$384,416	$312,505
Maintenance capital expenditures	33,391	55,293
Total capital expenditures (1) (2)	$417,807	$367,798

Capital incurred (2)	$504,286	$355,674

(1)
Capital expenditures for the nine months ended September 30, 2017 and 2016, are presented net of $1.4 million and $4.9 million, respectively, of contributions in aid of construction costs from affiliates.

(2)	For the nine months ended September 30, 2017 and 2016, included $4.0 million and $4.7 million, respectively, of capitalized interest.

Acquisitions during 2017 included the Additional DBJV System Interest and equipment purchases from Anadarko. Acquisitions during 2016 included Springfield and equipment purchases from Anadarko. See Note 2—Acquisitions and Divestitures and Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
Capital expenditures, excluding acquisitions, increased by $50.0 million for the nine months ended September 30, 2017. Expansion capital expenditures increased by $71.9 million (including a $0.7 million decrease in capitalized interest) for the nine months ended September 30, 2017, primarily due to an increase of (i) $70.4 million at the DBJV system and $23.7 million at the DJ Basin complex, both due to pipe and compression projects and (ii) an increase of $50.9 million due to the construction of the DBM water system. These increases were partially offset by decreases of $60.3 million at the DBM complex and $9.9 million at the Haley system. Maintenance capital expenditures decreased by $21.9 million for the nine months ended September 30, 2017, primarily at the DBM complex due to repairs made in 2016 as a result of the DBM outage and at the Non-Operated Marcellus Interest systems due to the Property Exchange in March 2017.
We have updated our estimated total capital expenditures for the year ending December 31, 2017, (including our 75% share of Chipeta’s capital expenditures and excluding acquisitions) from an originally reported $900.0 million to $1.0 billion, to a current range of $800.0 million to $850.0 million. We have also updated our estimated maintenance capital expenditures from an originally reported $60.0 million to $80.0 million, to a current range of $50.0 million to $55.0 million. Based on the midpoint of the ranges, the total capital expenditure and maintenance capital expenditure estimates represent decreases of 13% and 25%, respectively, from the initial 2017 estimates due to increased capital efficiency and shifting capital spending into later periods.

Historical cash flow. The following table and discussion present a summary of our net cash flows provided by (used in) operating activities, investing activities and financing activities:

	Nine Months Ended September 30,
thousands	2017	2016
Net cash provided by (used in):
Operating activities	$645,099	$657,738
Investing activities	(514,797)	(1,040,692)
Financing activities	(335,792)	429,368
Net increase (decrease) in cash and cash equivalents	$(205,490)	$46,414

Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2017, decreased primarily due to the impact of changes in working capital items. Also, for a discussion of our results of operations as compared to the prior period, refer to Operating Results within this Item 2.

Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2017, included the following:

•
$417.8 million of capital expenditures, net of $1.4 million of contributions in aid of construction costs from affiliates, primarily related to construction and expansion at the DBM and DJ Basin complexes and the DBJV system;

•	$155.3 million of cash consideration paid as part of the Property Exchange;

•	$3.9 million of cash paid for equipment purchases from Anadarko;

•	$23.3 million of net proceeds from the sale of the Helper and Clawson systems in Utah;

•	$23.0 million of proceeds from property insurance claims attributable to the DBM outage; and

•	$16.3 million of distributions from equity investments in excess of cumulative earnings.

Net cash used in investing activities for the nine months ended September 30, 2016, included the following:

•	$712.5 million of cash paid for the acquisition of Springfield;

•
$367.8 million of capital expenditures, net of $4.9 million of contributions in aid of construction costs from affiliates, primarily related to plant construction and expansion at the DBM and DJ Basin complexes and the DBJV system;

•	$4.0 million of cash paid for equipment purchases from Anadarko;

•	$16.6 million of distributions from equity investments in excess of cumulative earnings; and

•	$18.4 million of proceeds from property insurance claims attributable to the DBM outage.

Financing Activities. Net cash used in financing activities for the nine months ended September 30, 2017, included the following:

•	$589.3 million of distributions paid to our unitholders;

•	$37.3 million of cash paid to Anadarko for the settlement of the Deferred purchase price obligation - Anadarko;

•	$9.0 million of distributions paid to the noncontrolling interest owner of Chipeta;

•	$250.0 million of borrowings under our RCF, which were used for general partnership purposes; and

•	$46.7 million of capital contribution from Anadarko related to the above-market component of swap agreements.

Net cash provided by financing activities for the nine months ended September 30, 2016, included the following:

•	$880.0 million of repayments of outstanding borrowings under our RCF;

•	$490.3 million of distributions paid to our unitholders;

•	$29.3 million of net distributions paid to Anadarko representing pre-acquisition intercompany transactions attributable to Springfield;

•	$11.3 million of distributions paid to the noncontrolling interest owner of Chipeta;

•	$600.0 million of borrowings under our RCF, which were used to fund a portion of the Springfield acquisition and for general partnership purposes, including funding capital expenditures;

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

•	$25.0 million of net proceeds from the sale of common units to WGP, all of which was used to fund a portion of the acquisition of Springfield; and

•	$34.8 million of capital contribution from Anadarko related to the above-market component of swap agreements.

Debt and credit facility. At September 30, 2017, our debt consisted of $500.0 million aggregate principal amount of the 2021 Notes, $670.0 million aggregate principal amount of the 2022 Notes, $350.0 million aggregate principal amount of the 2018 Notes, $600.0 million aggregate principal amount of the 2044 Notes, $500.0 million aggregate principal amount of the 2025 Notes, $500.0 million aggregate principal amount of the 2026 Notes and $250.0 million of borrowings outstanding under our RCF. As of September 30, 2017, the carrying value of our outstanding debt was $3.3 billion. See Note 9—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Senior Notes. The 2018 Notes, which are due in August 2018, were classified as long-term debt on the consolidated balance sheet at September 30, 2017, as we have the ability and intent to refinance these obligations using long-term debt. At September 30, 2017, we were in compliance with all covenants under the indentures governing our outstanding notes.

Revolving credit facility. As of September 30, 2017, we had $250.0 million of outstanding RCF borrowings and $4.6 million in outstanding letters of credit, resulting in $945.4 million available for borrowing under the RCF, which matures in February 2020. At September 30, 2017, the interest rate on the RCF was 2.54%, the facility fee rate was 0.20% and we were in compliance with all covenants under the RCF.

Deferred purchase price obligation - Anadarko. Prior to our agreement with Anadarko to settle our deferred purchase price obligation early, the consideration that would have been paid for the March 2015 acquisition of DBJV from Anadarko, consisted of a cash payment to Anadarko due on March 31, 2020. The cash payment would have been equal to (a) eight multiplied by the average of our share in the Net Earnings (see definition below) of DBJV for the calendar years 2018 and 2019, less (b) our share of all capital expenditures incurred for DBJV between March 1, 2015, and February 29, 2020. Net Earnings was defined as all revenues less cost of product, operating expenses and property taxes, in each case attributable to DBJV on an accrual basis. In May 2017, we reached an agreement with Anadarko to settle this obligation whereby we made a cash payment to Anadarko of $37.3 million, equal to the estimated net present value of the obligation at March 31, 2017. See Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

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

CONTRACTUAL OBLIGATIONS

Our contractual obligations include, among other things, a revolving credit facility, other third-party long-term debt, capital obligations related to our expansion projects and various operating leases. Refer to Note 9—Debt and Interest Expense and Note 10—Commitments and Contingencies in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for an update to our contractual obligations as of September 30, 2017, including, but not limited to, increases in committed capital.

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
To mitigate our exposure to a majority of the commodity price risk inherent in our percent-of-proceeds and keep-whole contracts, we currently have in place commodity price swap agreements with Anadarko covering activity at the DJ Basin complex and the MGR assets. On December 1, 2016, we renewed these commodity price swap agreements through December 31, 2017, with an effective date of January 1, 2017. See Note 5—Transactions with Affiliates in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
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

Interest rate risk. In June 2017, the Federal Open Market Committee raised the target range for the federal funds rate from 3/4 to one percent to one to 1 1/4 percent. This increase, and any future increases, in the federal funds rate will ultimately result in an increase in our financing costs. As of September 30, 2017, we had $250.0 million of outstanding borrowings under the RCF (which bears interest at a rate based on LIBOR or, at our option, an alternative base rate). A 10% change in LIBOR would have resulted in a nominal change in net income (loss) and the fair value of the borrowings under the RCF at September 30, 2017.
We may incur additional variable-rate debt in the future, either under our RCF or other financing sources, including commercial bank borrowings or debt issuances.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer of the Partnership’s general partner (for purposes of this Item 4, “Management”) performed an evaluation of the Partnership’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, Management concluded that the Partnership’s disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

PIK Class C units. During the nine months ended September 30, 2017, in connection with the quarterly distribution for the Class C units, we issued the following additional Class C units (“PIK Class C units”) to APC Midstream Holdings, LLC, a subsidiary of Anadarko and the holder of the Class C units:

thousands except unit amounts Quarters Ended	PIK Class C Units	Implied Fair Value	Date of Distribution
2016
December 31	178,977	$10,719	February 2017
2017
March 31	206,218	$12,355	May 2017
June 30	234,315	13,206	August 2017

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

Exhibit Number	Description
4.8	Form of 2.600% Senior Notes due 2018 (incorporated by reference to Exhibit 4.2 to Western Gas Partners, LP’s Current Report on Form 8-K filed on August 14, 2013, File No. 001-34046).
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

November 1, 2017

/s/ Benjamin M. Fink
Benjamin M. Fink President and Chief Executive Officer Western Gas Holdings, LLC (as general partner of Western Gas Partners, LP)

November 1, 2017

/s/ Jaime R. Casas
Jaime R. Casas Senior Vice President, Chief Financial Officer and Treasurer Western Gas Holdings, LLC (as general partner of Western Gas Partners, LP)